Form 10-Q
period 1996-06-30
SECURE COMPUTING CORP
filed 1996-08-13
CIK 1001916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 1996
                                 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From _______________ to ________________.

Commission file number  0-27074
                       ----------

                          SECURE COMPUTING CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                               52-1637226
        -------------------------------              ------------------
        (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)               identification no.)


            2675 Long Lake Road
            Roseville, Minnesota                               55113
   ---------------------------------------                  -----------
   (Address of principal executive offices)                  (Zip code)


                                 (612) 628-2700
               --------------------------------------------------
               Registrant's telephone number, including area code



                                 Not Applicable
       --------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/     No  / /

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 6,772,158 issued and outstanding as of August 2, 1996.

                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q



PART I.    FINANCIAL INFORMATION                            PAGE NO.
           ---------------------                            --------


Item 1.       Condensed Financial Statements:

              Condensed Balance Sheets as of
              June 30, 1996 (Unaudited) and
              December 31, 1995                                   3

              Condensed Statements of
              Operations (Unaudited) for the three
              months ended June 30, 1996 and
              1995 and the six months ended
              June 30, 1996 and 1995                              4

              Condensed Statements of
              Cash Flows (Unaudited) for the six
              months ended June 30, 1996 and
              1995                                                5


              Notes to the Condensed Financial
              Statements (Unaudited)                              6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                       7-9


PART II.   OTHER INFORMATION                                  10-11



           SIGNATURES                                            12

                         PART 1.  Financial Information

                          SECURE COMPUTING CORPORATION
                            CONDENSED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995


                                                               6/30/96               12/31/95
                                                             (Unaudited)           (See note 1.)
                                                             -----------           -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $ 27,542,000          $ 32,599,000
  Accounts receivable, net                                      3,614,000             3,779,000
  Other current assets                                          1,959,000             1,603,000
                                                             ------------          ------------
    Total current assets                                       33,115,000            37,981,000

PROPERTY AND EQUIPMENT, AT COST                                 7,455,000             5,378,000
  Less accumulated depreciation and amortization               (3,571,000)           (2,928,000)
                                                             ------------          ------------
                                                                3,884,000             2,450,000
OTHER ASSETS                                                      970,000               919,000
                                                             ------------          ------------
                                                             $ 37,969,000          $ 41,350,000
                                                             ------------          ------------
                                                             ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities             $  3,179,000          $  3,192,000
  Accrued acquisition costs                                     3,084,000                   ---
  Deferred revenue                                                798,000               790,000
                                                             ------------          ------------
    Total current liabilities                                   7,061,000             3,982,000

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01; 2,000,000 shares
    authorized, none issued and outstanding                           ---                   ---
  Common Stock, par value $.01; 25,000,000 shares
    authorized; issued and outstanding - June 30, 1996--
    6,771,658 and December 31, 1995--6,480,011                     68,000                65,000
  Additional paid-in capital                                   45,549,000            42,823,000
  Accumulated deficit                                         (14,709,000)           (5,520,000)
                                                             ------------          ------------
    Total stockholders' equity                                 30,908,000            37,368,000
                                                             ------------          ------------
                                                             $ 37,969,000          $ 41,350,000
                                                             ------------          ------------
                                                             ------------          ------------

See accompanying notes to condensed financial statements.

                          SECURE COMPUTING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
              For the three-months ended June 30, 1996 and 1995 and
                 for the six-months ended June 30, 1996 and 1995

                                   (Unaudited)

                                                     Three months ended             Six months ended
                                                   6/30/96        6/30/95        6/30/96        6/30/95
                                               ----------------------------------------------------------
Revenue:
  Products and services                         $  2,037,000   $    803,000    $ 4,039,000    $ 1,900,000
  Government contracts                             4,048,000      3,197,000      9,399,000      6,647,000
                                               ----------------------------------------------------------
                                                   6,085,000      4,000,000     13,438,000      8,547,000

  Cost of revenue                                  3,789,000      2,787,000      8,302,000      5,705,000
                                               ----------------------------------------------------------
  Gross profit                                     2,296,000      1,213,000      5,136,000      2,842,000

Operating expenses:
  Selling and marketing                            2,026,000        603,000      3,334,000      1,014,000
  Research and development                         2,005,000      1,128,000      3,464,000      1,987,000
  General and administrative                         932,000        572,000      1,564,000        851,000
  Acquisition costs                                6,728,000            ---      6,728,000            ---
                                               ----------------------------------------------------------
                                                  11,691,000      2,303,000     15,090,000      3,852,000
                                               ----------------------------------------------------------
Operating loss                                    (9,395,000)    (1,090,000)    (9,954,000)    (1,010,000)

Net interest income (expense)                        380,000         (2,000)       765,000        (15,000)
                                               ----------------------------------------------------------
Loss before income taxes                          (9,015,000)    (1,092,000)    (9,189,000)    (1,025,000)

Income taxes                                             ---            ---            ---            ---
                                               ----------------------------------------------------------
Net loss                                        $ (9,015,000)   $(1,092,000)   $(9,189,000)   $(1,025,000)
                                               ----------------------------------------------------------
                                               ----------------------------------------------------------

Net loss per share                                    $(1.35)         $(.28)        $(1.39)         $(.27)
                                               ----------------------------------------------------------
                                               ----------------------------------------------------------
Weighted average shares outstanding                6,672,000      3,816,000      6,615,000      3,729,000
                                               ----------------------------------------------------------
                                               ----------------------------------------------------------

See accompanying notes to condensed financial statements.

                          SECURE COMPUTING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the six-months ended June 30, 1996 and 1995

                                   (Unaudited)


                                                                       6/30/96                  6/30/95
                                                                    -------------             -----------
NET CASH USED IN OPERATING ACTIVITIES                                ($2,455,000)             $ (297,000)

INVESTING ACTIVITIES
   Cash paid in purchase of Webster Network Strategies,
     Inc.                                                               (759,000)                      --
   Purchase of property and equipment                                 (2,077,000)               (683,000)
   Increase in intangibles and other assets                              (72,000)                (49,000)
                                                                     -----------              ----------
     Net cash used in investing activities                            (2,908,000)               (732,000)

FINANCING ACTIVITIES
   Payments on long-term debt                                                ---                 (94,000)
   Proceeds from issuance of Preferred Stock                                 ---               1,661,000
   Proceeds from issuance of Common Stock                                306,000                 297,000
                                                                     -----------              ----------
     Net cash provided by (used in) financing activities                 306,000               1,864,000
                                                                     -----------              ----------
     Increase (decrease) in cash and cash equivalents                 (5,057,000)                835,000

Cash and cash equivalents beginning of period                         32,599,000                 934,000
                                                                     -----------              ----------
Cash and cash equivalents at end of period                           $27,542,000              $1,769,000
                                                                     -----------              ----------
                                                                     -----------              ----------

SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid                                                         $   ---                 $58,000
                                                                     -----------              ----------
                                                                     -----------              ----------
   Income taxes pid                                                       $1,000                 $10,000
                                                                     -----------              ----------
                                                                     -----------              ----------
NONCASH TRANSACTION
   Common Stock issued in purchase of Webster Network
      Strategies, Inc.                                               $ 2,601,000
                                                                     -----------
                                                                     -----------

See accompanying notes to condensed financial statements.

                          SECURE COMPUTING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements have been prepared by the Company without audit, with the exception of the balance sheet for December 31, 1995 which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-K Report for the year ended December 31, 1995 previously filed with the Securities and Exchange Commission.

2.   INVENTORY

     Inventory consists mainly of purchased components.

3.   NET LOSS PER SHARE

     Net loss per share for the three months ended June 30, 1995 and the six months ended June 30, 1995 are computed using the weighted average number of common stock and common stock equivalents outstanding during the periods after giving effect for additional shares as calculated under the rules of the Securities and Exchange Commission Staff Accounting Bulletin No. 83 and for the conversion of all preferred stock as of the beginning of the periods. Net loss per share for the three months ended June 30, 1996 and the six months ended June 30, 1996 are computed using the weighted average number of common stock outstanding during the periods and does not include common stock equivalents as they would be anti-dilutive.

4.   ACQUISITIONS

     In May 1996, the Company acquired Webster Network Strategies, Inc. ("Webster"), a Florida based Internet software developer, for a total cost of $3,360,000, consisting of 102,000 shares of Common Stock valued at $2,601,000 and $500,000 cash in exchange for all outstanding shares of Webster, and $259,000 of acquisition-related expenses. The acquisition was accounted for under the purchase method, and results of Webster operations since May 1996 are included in the Company's statement of operations. In conjunction with the purchase, the Company expensed all purchased research and development in process based upon an independent appraisal. The amount expensed was approximately $3,360,000. Former Webster stockholders have escrowed 10,000 shares to cover pre-acquisition contingent legal expenses.

     Also in May 1996, the Company signed a definitive agreement to acquire Canadian based Border Network Technologies, Inc. ("Border"), a network security software provider, for approximately 5,000,000 shares of Common Stock and the conversion of approximately 1,500,000 warrants and stock options.


     In June 1996, the Company signed a definitive agreement to acquire Enigma Logic, Inc. ("Enigma"), a California based developer of identification and authentication software and products, for approximately 2,100,000 shares of Common Stock and the conversion of approximately 600,000 stock options.

     Both the Border and Enigma acquisitions are intended to be accounted for as a pooling of interests under the rules of Accounting Principles Board Opinion No. 16. The acquisitions are expected to close in August 1996.

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased by 52.1 percent to $6,085,000 for the second quarter of 1996 up from $4,000,000 in the same period of 1995. For the six months ended June 30, 1996, revenue increased 57.2 percent to $13,438,000 from $8,547,000 in 1995. The increase resulted from higher revenue in both products and services and government contracts revenue. Products and services revenue was $2,037,000 and $4,039,000 for the quarter and six months ended June 30, 1996, respectively, an increase of 153.7 and 112.6 percent over the same periods in 1995, and was attributable to sales of the Sidewinder product and related services which more than offset lower sales of products to the government. Government contracts revenue was $4,048,000 and $9,399,000 for the quarter and six months ended June 30, 1996, respectively, an increase of 26.6 and 41.4 percent over the same periods in 1995, and reflects the Company's increased efforts on the Secure Network Server program for the NSA. The Company expects government contracts revenue to remain steady for the remainder of the year and that products and services revenue will rise.


GROSS PROFIT. Gross profit as a percentage of revenue increased from 30.3 percent in the second quarter of 1995 to 37.7 percent in 1996. Gross profit percentage also increased in the six month period ended June 30, 1996 to
38.2 percent from 33.3 percent in the same period of 1995. The increases resulted mainly from products and services revenue, which carry higher margins than contracts, gaining as a percentage of the revenue mix. The Company believes, with the leveling in government contracts revenue and gains in products and services revenue, that margins for the remainder of the year should trend higher.

SELLING AND MARKETING. Selling and marketing expenses increased by 236.0 percent to $2,026,000 in the second quarter of 1996 up from $603,000 in the same period of 1995. Selling and marketing expenses also increased in the six month period ended June 30, 1996 to $3,334,000 up from $1,014,000 in the same period of 1995. As a percentage of revenue, expenses were 33.3 and 24.8 percent for the three month and six month periods ended June 30, 1996 compared to 15.1 and 11.9 percent in 1995. The increase resulted primarily from expenses associated with the Company's increased order activity , a stronger marketing presence and personnel additions made to position the Company for future growth. The Company expects the quarterly amount of selling and marketing expenses to increase during the remainder of 1996.

RESEARCH AND DEVELOPMENT.  Research and development expenses increased by
77.7 percent to $2,005,000 in the second quarter of 1996 up from $1,128,000 in the same period of 1995. Research and development expenses also increased in the first half of 1996 to $3,464,000 up from $1,987,000 in the same period of 1995. As a percentage of revenue, research and development expenses were
32.9 and 25.8 percent for the three month and six month periods ended June 30, 1996 compared to 28.2 and 23.2 percent in 1995. The increase resulted primarily from the Company's continued development investments in new and existing products, including Sidewinder version 3.0 and LOCKout remote access control. The Company expects research and development expenses to remain at similar levels in the third quarter for enhancements on Sidewinder version 3.0, as well as development of NetCourier secure browser and a Windows NT enterprise intrawall.

GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percentage of revenue were 15.3 percent for the second quarter of 1996 compared to 14.3 percent for the second quarter of 1995, and 11.6 percent for the first six months of 1996 compared to 10.0 percent for the first six months of 1995. The Company expects the quarterly amount of general and administrative expenses as a percentage of revenue will decrease during the remainder of 1996.

ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1996 relating to the Webster Network Strategies, Inc. ("Webster"), Border Network Technologies Inc. ("Border") and Enigma Logic, Inc. ("Enigma") acquisitions. Purchased research and development in process of $3,360,000 was expensed in connection with the Webster acquisition, based on an independent appraisal, in accordance with purchase accounting rules. Also $3,368,000 of acquisition costs were recorded for investment banking and other professional fees for the Border and Enigma acquisitions in accordance with pooling rules.

NET INTEREST INCOME (EXPENSE). The difference in net interest income (expense) between the periods reflects interest earned in 1996 by the Company on cash and cash equivalents generated from its initial public offering in November, 1995 and a decrease in interest expenses due to the repayment of an outstanding note by the Company in December, 1995.

INCOME TAXES. The Company recognized no income tax expense for either of the periods in both 1996 and 1995. Management believes it is more likely than not that deferred tax assets, which total $1,373,000 at June 30, 1996, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by approximately $5.1 million from December 31, 1995 to June 30, 1996. The decrease resulted primarily from the use of cash to fund operations, purchase capital equipment and make an acquisition. As of June 30, 1996, the Company had working capital of $26.1 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's line of business.

Capital additions in the first half of 1996 were $2.1 million and were primarily made up of computer equipment , office furniture and leasehold improvements. The Company expects to invest another $2 million throughout the remainder of 1996 mainly for computer equipment and facilities and business systems upgrades. The Company used $800,000 of cash in its acquisition of Webster. Upon closing of the proposed acquisitions of Border and Enigma, the Company will pay investment banking fees based on the values of such transactions at a certain time prior to such closings.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

ACQUISITIONS

In May 1996, the Company acquired Webster for 102,000 shares of Common Stock valued at $2,601,000 and $500,000 cash in exchange for all outstanding shares of Webster.

In May 1996, the Company signed a definitive agreement to acquire Canadian based Border Network Technologies Inc., a network security software provider, for approximately 5,000,000 shares of Common Stock and the conversion of approximately 1,500,000 warrants and stock options.

In June 1996, the Company signed a definitive agreement to acquire Enigma Logic, Inc., a California based developer of identification and authentication software and products, for approximately 2,100,000 shares of Common Stock and the conversion of approximately 600,000 stock options.

Both the Border and Enigma acquisitions are intended to be accounted for as a pooling of interests under the rules of Accounting Principles Board Opinion No. 16. The acquisitions are expected to close in August 1996.

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

- -    MARGINS FOR THE REMAINDER OF THE YEAR SHOULD TREND HIGHER -- This
     expectation may be adversely impacted by presently unanticipated higher expenses, price cutting pressures or lower products and services revenue within the total revenue mix.

- -    QUARTERLY AMOUNT OF SELLING AND MARKETING EXPENSES TO INCREASE DURING THE
     REMAINDER OF 1996 -- Lower than expect selling and marketing activity could reduce the amount of selling and marketing expenses.

- -    RESEARCH AND DEVELOPMENT EXPENSES TO REMAIN AT SIMILAR LEVELS IN THE THIRD
     QUARTER FOR ENHANCEMENTS ON SIDEWINDER VERSION 3.0, AS WELL AS DEVELOPMENT OF NETCOURIER SECURE BROWSER AND A WINDOWS NT ENTERPRISE INTRAWALL -- This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a perceived need to accelerate or begin new product development.

- -    QUARTERLY AMOUNTS OF GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF
     REVENUE WILL DECREASE DURING THE REMAINDER OF 1996 -- Meeting this expectation depends upon the Company's ability to control costs and achieving a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors. In addition, this expectation depends upon the successful integration of the acquisitions described above, which may not occur. If such integration did not occur as anticipated, general and administrative expenses would be expected to rise as a percentage of revenue. Finally, this expectation assumes that the Company's government security clearance will be maintained after the acquisitions close. If government security clearance is lost, general and administrative expenses would be expected to rise as a percentage of revenue.

                          SECURE COMPUTING CORPORATION



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the Company was held on May 1, 1996. At such meeting, the stockholders approved (i) the election of all four director nominees named in the Company's proxy statement (Kermit M. Beseke, 5,424,573 votes; Stephen M. Puricelli, 5,428,654 votes; Timothy H. Hanson, 5,428,654 votes; and Dennis J. Shaughnessy, 5,428,754 votes); (ii) the Amended and Restated 1995 Omnibus Stock Plan of the Company (4,284,215 votes for, 610,891 votes against and 8,061 abstentions); (iii) the Employee Stock Purchase Plan of the Company (4,838,888 votes for, 58,157 votes against and 6,122 abstentions; and (iv) the appointment of Ernst and Young LLP as independent auditors for the Company was ratified (5,424,368 votes for, 4,767 votes against and 7,526 abstained). For further information respecting all such matters reference is made to the Company's proxy statement dated April 1, 1996.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996:

     4.3    Secure Computing Corporation Employee Stock Purchase Plan(1)
     10.1   Acquisition and Pre-Amalgamation Agreement among Secure Computing
            Corporation, EDGE Acquisition Inc. and Border Network Technologies
            Inc. dated as of May 28, 1996(2)
     10.2   Agreement and Plan of Merger among Secure Computing Corporation, Owl
            Acquisition, Inc. and Enigma Logic, Inc. dated as of June 24, 19962
     27     Financial Data Schedule

     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the quarterly period ended June 30, 1996.



- ---------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-06563).

(2) Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURE COMPUTING CORPORATION


DATE:  August 13, 1996                  By:   \s\ Timothy P. McGurran
                                           -------------------------------------
                                           Timothy P. McGurran,
                                            Vice President of Finance, Treasurer
                                             and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                             DESCRIPTION                                           PAGE
- -------                             -----------                                           ----
4.3       Secure Computing Corporation Employee Stock Purchase Plan(1)

10.1      Acquisition and Pre-Amalgamation Agreement among Secure Computing
          Corporation, EDGE Acquisition Inc. and Border Network Technologies
          Inc. dated as of May 28, 1996(1)

10.2      Agreement and Plan of Merger among Secure Computing Corporation, Owl
          Acquisition, Inc. and Enigma Logic, Inc. dated as of June 24, 1996(2)

27   Financial Data Schedule                                                               FILED
                                                                                      ELECTRONICALLY


- ---------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-06563).

(2) Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).