Form 10-Q
period 1996-09-30
SECURE COMPUTING CORP
filed 1996-11-14
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1996
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  0-27074

                          SECURE COMPUTING CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                                 52-1637226
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)


         2675 Long Lake Road
         Roseville, Minnesota                                         55113
(Address of principal executive offices)                           (Zip code)

                                 (612) 628-2700
               Registrant's telephone number, including area code

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 14,933,887 issued and outstanding as of November 5, 1996.

                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q



PART I.              FINANCIAL INFORMATION                              PAGE NO.

Item 1.                Condensed Consolidated Financial Statements:

                       Condensed Consolidated Balance Sheets
                       (Unaudited) as of September 30, 1996 and
                       December 31, 1995                                    3

                       Condensed Consolidated Statements of
                       Operations (Unaudited) for the three
                       months ended September 30, 1996
                       and 1995 and the nine months ended
                       September 30, 1996 and 1995                          4

                       Condensed Consolidated Statements of
                       Cash Flows (Unaudited) for the nine
                       months ended September 30, 1996 and
                       1995                                                 5

                       Notes to the Condensed Consolidated Financial
                       Statements (Unaudited)                               6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations.                                        7-9


PART II.            OTHER INFORMATION                                   10-11


                    SIGNATURES                                             12

                         PART 1. Financial Information

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                   (Unaudited)

                                                              9/30/96         12/31/95
                                                           ------------     ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                               $ 21,288,000     $ 32,924,000
   Accounts receivable, net                                   9,747,000        5,750,000
   Other current assets                                       3,270,000        1,792,000
                                                           ------------     ------------
     Total current assets                                    34,305,000       40,466,000

PROPERTY AND EQUIPMENT, AT COST                               9,368,000        5,896,000
   Less accumulated depreciation and amortization            (4,353,000)      (3,050,000)
                                                           ------------     ------------
                                                              5,015,000        2,846,000

OTHER ASSETS                                                  1,255,000          949,000
                                                           ------------     ------------
                                                           $ 40,575,000     $ 44,261,000
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities          $  7,145,000     $  4,709,000
   Accrued acquisition costs                                    866,000             --
   Deferred revenue                                           1,387,000        1,465,000
                                                           ------------     ------------
     Total current liabilities                                9,398,000        6,174,000

STOCKHOLDER DEBT                                                   --          1,879,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01; 2,000,000 shares
     authorized, none issued and outstanding                       --               --
   Common Stock, par value $.01; 25,000,000 shares
     authorized; issued and outstanding - September 30,
     1996--14,866,585 and December 31, 1995--
     12,542,196                                                 149,000          125,000
   Additional paid-in capital                                64,411,000       50,116,000
   Accumulated deficit                                      (33,383,000)     (14,033,000)
                                                           ------------     ------------
     Total stockholders' equity                              31,177,000       36,208,000
                                                           ------------     ------------
                                                           $ 40,575,000     $ 44,261,000
                                                           ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995

                                   (Unaudited)


                                             Three months ended                 Nine months ended
                                           9/30/96         9/30/95          9/30/96          9/30/95
                                       ---------------------------------------------------------------
Revenue:
   Products and services               $  6,904,000     $  3,302,000     $ 17,927,000     $  8,465,000
   Government contracts                   3,923,000        3,750,000       13,322,000       10,397,000
                                       ------------     ------------     ------------     ------------
                                         10,827,000        7,052,000       31,249,000       18,862,000

Cost of revenue                           4,894,000        3,970,000       14,378,000       10,248,000
                                       ------------     ------------     ------------     ------------
Gross profit                              5,933,000        3,082,000       16,871,000        8,614,000

Operating expenses:
   Selling and marketing                  4,952,000        1,399,000       12,242,000        3,226,000
   Research and development               2,540,000        1,215,000        7,260,000        3,683,000
   General and administrative             1,603,000          938,000        4,810,000        2,366,000
   Acquisition costs                           --               --         13,069,000             --
                                       ------------     ------------     ------------     ------------
                                          9,095,000        3,552,000       37,381,000        9,275,000
                                       ------------     ------------     ------------     ------------
Operating loss                           (3,162,000)        (470,000)     (20,510,000)        (661,000)

Net interest income (expense)               302,000          (43,000)       1,130,000         (129,000)
                                       ------------     ------------     ------------     ------------
Loss before income taxes                 (2,860,000)        (513,000)     (19,380,000)        (790,000)

Income taxes                                   --               --               --               --
                                       ------------     ------------     ------------     ------------
Net loss                               $ (2,860,000)    $   (513,000)    $(19,380,000)    $   (790,000)
                                       ============     ============     ============     ============

Net loss per share                     $       (.19)    $       (.05)    $      (1.39)    $       (.08)
                                       ============     ============     ============     ============

Weighted average shares outstanding      14,838,000       10,065,000       13,961,000       10,064,000
                                       ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine-months ended September 30, 1996 and 1995

                                   (Unaudited)


                                                               9/30/96          9/30/95
                                                            ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                       ($15,315,000)    $ (1,049,000)

INVESTING ACTIVITIES
   Cash paid in purchase of Webster Network Strategies,
    Inc.                                                        (759,000)            --
   Cash paid to purchase remaining interest in Border
     Network Technologies Europe Ltd.                           (989,000)            --
   Purchase of property and equipment                         (3,451,000)      (1,372,000)
   Increase in intangibles and other assets                     (338,000)        (127,000)
                                                            ------------     ------------
     Net cash used in investing activities                    (5,537,000)      (1,499,000)

FINANCING ACTIVITIES
   Payments on long-term debt                                 (1,896,000)        (187,000)
   Proceeds from issuance of Preferred Stock                        --          1,661,000
   Proceeds from issuance of Common Stock                     11,112,000          382,000
                                                            ------------     ------------
     Net cash provided by (used in) financing activities       9,216,000        1,856,000
                                                            ------------     ------------
     Increase (decrease) in cash and cash equivalents        (11,636,000)        (692,000)

Cash and cash equivalents beginning of period                 32,924,000        1,264,000
                                                            ------------     ------------
Cash and cash equivalents at end of period                  $ 21,288,000     $    572,000
                                                            ============     ============

NONCASH TRANSACTIONS
   Common Stock issued in purchase of Webster Network
     Strategies, Inc.                                       $  2,601,000
                                                            ============
   Common Stock issued to purchase remaining interest in
     Border Network Technologies Europe Ltd.                $    331,000
                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by Secure Computing Corporation (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-K Report for the year ended December 31, 1995, the Definitive Proxy Statement dated August 5, 1996, Form 8-K dated August 28, 1996 and Form 8-K/A dated November 12, 1996, all previously filed with the Securities and Exchange Commission.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements for all periods presented have been restated to reflect the pooling of interests of the Company and its recently acquired subsidiaries, Secure Computing Canada Ltd. (formerly Border Network Technologies Inc.) and Enigma Logic, Inc.

3.       NET LOSS PER SHARE

         Net loss per share for the three months ended September 30, 1995 and the nine months ended September 30, 1995 are computed using the weighted average number of common stock and common stock equivalents outstanding during the periods after giving effect to additional shares as calculated under the rules of the Securities and Exchange Commission Staff Accounting Bulletin No. 83 and to the conversion of all preferred stock as of the beginning of the periods. Net loss per share for the three months ended September 30, 1996 and the nine months ended September 30, 1996 are computed using the weighted average number of common stock outstanding during the periods and does not include common stock equivalents, as they would be anti-dilutive.

4.       ACQUISITIONS

         On August 28, 1996, the Company completed its acquisition of Enigma Logic, Inc., a California based developer of identification and authentication software and products, in exchange for approximately 2,060,000 shares of the Company's Common Stock and the conversion of options to purchase approximately 630,000 shares of the Company's Common Stock.

         On August 29, 1996, the Company completed its acquisition of Canadian based Border Network Technologies Inc., a network security software provider, in exchange for approximately 6,000,000 shares of the Company's Common Stock and the conversion of options to purchase approximately 530,000 shares of the Company's Common Stock.

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased by 53.5 percent to $10,827,000 for the third quarter of 1996 up from $7,052,000 in the same period of 1995. For the nine months ended September 30, 1996, revenue increased 65.7 percent to $31,249,000 from $18,862,000 in 1995. The increase resulted from higher revenue in both products and services and government contracts revenue. Products and services revenue was $6,904,000 and $17,927,000 for the quarter and nine months ended September 30, 1996, respectively, an increase of 109.1 and 111.8 percent over the same periods in 1995, and was attributable to increased sales of firewall products and related services. Government contracts revenue was $3,923,000 and $13,322,000 for the quarter and nine months ended September 30, 1996, respectively, an increase of 4.6 and 28.1 percent over the same periods in 1995, and reflects the Company's increased efforts on the Secure Network Server program for the National Security Association. The Company expects government contracts revenue to remain steady and products and services revenue to rise in the fourth quarter.

GROSS PROFIT. Gross profit as a percentage of revenue increased from 43.7 percent in the third quarter of 1995 to 54.8 percent in 1996. Gross profit percentage also increased in the nine-month period ended September 30, 1996 to
54.0 percent from 45.7 percent in the same period of 1995. The increases resulted mainly from products and services revenue, which carry higher margins than government contracts, increasing as a percentage of the revenue mix. The Company believes, with the leveling in government contracts revenue and increases in products and services revenue, that margins for the remainder of the year should trend higher.

SELLING AND MARKETING. Selling and marketing expenses increased by 254.0 percent to $4,952,000 in the third quarter of 1996, up from $1,399,000 in the same period of 1995. Selling and marketing expenses also increased in the nine-month period ended September 30, 1996 to $12,242,000, up from $3,226,000 in the same period of 1995. As a percentage of revenue, expenses were 45.7 and 39.2 percent for the three-month and nine-month periods ended September 30, 1996 compared to
19.8 and 17.1 percent in 1995. The increase resulted primarily from expenses associated with the Company's increased order activity, a stronger marketing presence needed due to competitive pressures and personnel additions made to position the Company for future growth. The Company expects selling and marketing expenses to remain at high levels in the fourth quarter of 1996.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 109.1 percent to $2,540,000 in the third quarter of 1996, up from $1,215,000 in the same period of 1995. Research and development expenses also increased in the first nine months of 1996 to $7,260,000, up from $3,683,000 in the same period of 1995. As a percentage of revenue, research and development expenses were 23.5 and 23.2 percent for the three-month and nine-month periods ended September 30, 1996, compared to 17.2 and 19.5 percent in 1995. The increase resulted primarily from the Company's continued development investments in new and existing products, including Sidewinder version 3.0 and Borderware Firewall Server 4.0. The Company expects spending on research and development projects to remain at similar levels in the fourth quarter for enhancements on current products, as well as development of new products including a Windows NT perimeter firewall.

GENERAL AND ADMINISTRATIVE. As a percentage of revenue, general and administrative expenses were 14.8 percent for the third quarter of 1996, compared to 13.3 percent for the third quarter of 1995, and 15.4 percent for the first nine months of 1996, compared to 12.5 percent for the first nine months of 1995. The Company expects the quarterly amount of general and administrative expenses as a percentage of revenue will decrease during the fourth quarter of 1996 and into 1997.

ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1996 relating to the Webster Network Strategies, Inc. ("Webster"), Border Network Technologies Inc. ("Border") and Enigma Logic, Inc. ("Enigma") acquisitions. Purchased technology of $4,110,000 was expensed in connection with the Webster acquisition in accordance with purchase accounting rules. Also $8,959,000 of acquisition costs were recorded for investment banking and professional fees, and other accruals for the Border and Enigma acquisitions in accordance with pooling rules.

NET INTEREST INCOME (EXPENSE). The difference in net interest income (expense) between the periods reflects interest earned in 1996 by the Company on cash and cash equivalents generated from its initial public offering in November 1995 and sales of Common Stock in early 1996.

INCOME TAXES. The Company recognized no income tax expense for either of the periods in both 1996 and 1995. Management believes it is more likely than not that deferred tax assets, which total $1,373,000 at September 30, 1996, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by approximately $11.6 million from December 31, 1995 to September 30, 1996. The decrease resulted from the use of cash to fund operations, purchase capital equipment, repay stockholder debt and make acquisitions. As of September 30, 1996, the Company had working capital of $24.9 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or licensed technology or products related to the Company's line of business.

Capital additions in the first nine months of 1996 were $3.5 million and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $1 million throughout the remainder of 1996 mainly for computer equipment and facilities and business systems upgrades. The Company used $800,000 of cash in its acquisition of Webster and $1 million of cash to purchase the remaining interest in Border Network Technologies Europe that it did not own prior to May 1996.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.


ACQUISITIONS

In August 1996, the Company completed its acquisitions of Canadian based Border, a network security software provider, in exchange for approximately 6,000,000 shares of Common Stock and the conversion of options to purchase approximately 530,000 shares of the Company's Common Stock and Enigma, a California based developer of identification and authentication software and products, in exchange for approximately 2,060,000 shares of Common Stock and the conversion of options to purchase approximately 630,000 shares of the Company's Common Stock.

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:


* GOVERNMENT CONTRACTS REVENUE TO REMAIN STEADY AND PRODUCTS AND SERVICES REVENUE TO RISE IN THE FOURTH QUARTER-- Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors. In addition, this expectation depends upon the successful integration of the acquisitions described above, which may not occur. If such integration did not occur as anticipated, revenues from products and services could be expected to decrease.

* MARGINS FOR THE REMAINDER OF THE YEAR SHOULD TREND HIGHER -- This expectation may be adversely impacted by presently unanticipated higher expenses, price cutting pressures or lower products and services revenue within the total revenue mix.

* SELLING AND MARKETING EXPENSES TO REMAIN AT HIGH LEVELS IN THE FOURTH QUARTER OF 1996 -- This expectation may be impacted by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense.

*    RESEARCH AND DEVELOPMENT EXPENSES TO REMAIN AT SIMILAR LEVELS IN THE
     FOURTH QUARTER -- This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development.

* QUARTERLY AMOUNTS OF GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF REVENUE WILL DECREASE DURING THE FOURTH QUARTER OF 1996 AND INTO 1997-- Meeting this expectation depends upon the Company's ability to control costs and achieving a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors. In addition, this expectation depends upon the successful integration of the acquisitions described above, which may not occur. If such integration did not occur as anticipated, general and administrative expenses would be expected to rise as a percentage of revenue.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS WILL BE REALIZED -- This expectation depends mainly on the Company maintaining its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS -- This expectation depends mainly on the Company maintaining its expected working capital and capital expenditure requirements over the next year. In the event these requirements increase, the Company may require additional cash and cash equivalents over the next 12 months.

                          SECURE COMPUTING CORPORATION



PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A Special Meeting of Stockholders of the Company was held on August 28, 1996. At such meeting, the following matters were voted on:

                  1. The five individuals listed below were elected to the Company's Board of Directors with each receiving 5,164,707 shareholder votes.

                           a.       Glenn G. Mackintosh
                           b.       Eric P. Rundquist
                           c.       Robert Forbes
                           d.       Ervin F. Kamm, Jr.
                           e.       Adam Adamou

                  The following members of the Company's Board of Directors are serving terms which continued after the meeting:

                           a.       Kermit M. Beseke
                           b.       Stephen M. Puricelli
                           c.       Dennis J. Shaughnessy
                           d.       Timothy H. Hanson

                  2. The issuance of Common Stock of the Company in connection with the acquisition of Border Network Technologies, Inc. was authorized with 5,128,634 votes cast for the motion, 19,001 votes cast against the motion, 2,790 votes abstaining and 20,166 broker non-votes.

                  3. The issuance of Common Stock of the Company in connection with the acquisition of Enigma Logic, Inc. was authorized with 5,129,885 votes cast for the motion, 17,740 votes case against the motion, 2,800 votes abstaining and 20,166 broker non-votes.

                  4. Amendments to the Secure Computing Corporation Amended and Restated 1995 Omnibus Stock Plan were approved with 4,540,362 votes cast for the motion, 605,976 votes cast against the motion, 4,087 votes abstaining and 20,166 broker non-votes.

                  For further information respecting all such matters reference is made to the Company's definitive proxy statement dated August 5, 1996 (File No. 0-27074).

ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996:

         4.1 Secure Computing Corporation Amended and Restated 1995 Omnibus Stock Plan(1)
         10.1 Acquisition and Pre-Amalgamation Agreement among Secure Computing Corporation, EDGE Acquisition Inc. and Border Network Technologies Inc. dated as of May 28, 1996(2)
         10.2 Agreement and Plan of Merger among Secure Computing Corporation, Owl Acquisition, Inc. and Enigma Logic, Inc. dated as of June 24, 1996(3)
         10.3 Employment Ageement between the Company and Christine Hughes dated November 8, 1996, including the letter agreement dated November 7, 1996
         10.4 Employment Agreement between the Company and Jeffrey H. Waxman dated as of November 4, 1996
         10.5 Employment Agreement between the Company and James Boyle dated October 7, 1996
         10.6 Employment Agreement between the Company and Glenn G. Mackintosh dated August 29, 1996
         10.7 Employment Agreement between the Company and Donald Whitbeck dated August 29, 1996
         10.8 Employment Agreement between the Company and Timothy P. McGurran dated August 27, 1996
         27.1     Financial Data Schedule

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         8-K dated August 28, 1996 and 8-K/A dated November 12, 1996 (File No. 0-27074).

--------------------------------------------------------------------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-11451).
(2) Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).
(3) Incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SECURE COMPUTING CORPORATION


DATE:  November 13, 1996              By:   \s\ Timothy P. McGurran
                                            ------------------------------------
                                            Timothy P. McGurran,
                                            Vice President of Finance, Treasurer
                                            and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                             DESCRIPTION                      PAGE
-------                             -----------                      ----
4.1         Secure Computing Corporation Amended and Restated 1995
            Omnibus Stock Plan(1)

10.1        Acquisition and Pre-Amalgamation Agreement among
            Secure Computing Corporation, EDGE Acquisition Inc.
            and Border Network Technologies Inc. dated as of May 28, 1996(2)

10.2        Agreement and Plan of Merger among Secure Computing
            Corporation, Owl Acquisition, Inc. and
            Enigma Logic, Inc. dated as of June 24, 1996(3)

10.3        Employment Agreement between the Company and Christine
            Hughes dated November 8, 1996, including the letter       FILED
            agreement dated November 7, 1996                      ELECTRONICALLY

10.4        Employment Agreement between the Company and              FILED
            Jeffrey H. Waxman dated as of November 4, 1996        ELECTRONICALLY

10.5        Employment Agreement between the Company and              FILED
            James Boyle dated October 7, 1996                     ELECTRONICALLY

10.6        Employment Agreement between the Company and Glenn        FILED
            G. Mackintosh dated August 29, 1996                   ELECTRONICALLY

10.7        Employment Agreement between the Company and Donald       FILED
            Whitbeck dated August 29, 1996                        ELECTRONICALLY

10.8        Employment Agreement between the Company and Timothy      FILED
            P. McGurran dated August 27, 1996                     ELECTRONICALLY

27.1        Financial Data Schedule                                   FILED
                                                                  ELECTRONICALLY

--------------------------------------------------------------------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form S-8 (File No. 333-11451).
(2) Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).
(3) Incorporated by reference to Appendix B of the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).