Form 10-K
period 1996-12-31
SECURE COMPUTING CORP
filed 1997-03-31
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

                         Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Delaware                                             52-1637226
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)


          2675 Long Lake Road
          Roseville, Minnesota                                      55113
          --------------------                                      -----
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code:            (612) 628-2700
                                                               --------------

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                                          Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 21, 1997 was $52,860,958, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

         As of March 21, 1997 the Registrant had 15,377,074 shares of Common Stock issued and outstanding, which number includes (i) 4,127,520 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock and (ii) securities that are immediately convertible into 10,908 Exchangeable Shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 14, 1997 for the year ended December 31, 1996, a definitive copy of which the Registrant anticipates will be filed on or about April 8, 1997, are incorporated by reference in Part III.


                                     PART I

ITEM 1.  BUSINESS

         The Company produces and markets security products designed to enable safe, secure and productive use of open networks, including the Internet, in support of critical business activities. Prior to July 1989, when the Company was spun off, the technical team was part of Honeywell's Systems and Research Center, engaged in research and the development of computer security technologies under US government contracts. At that time the Company developed its core security technologies, including its patented "type enforcement" technology ("Type Enforcement") for the National Security Agency ("NSA") and other government agencies. These US government agencies continue to fund a major portion of the Company's research and have also been the primary customers for the Company's network security products.

         During 1996, the Company acquired Webster Network Strategies, Inc., a Naples, Florida based developer of web monitoring and filtering software; Border Network Technologies Inc. (now known as Secure Computing Canada, Ltd.), a Toronto based network security software developer; and Enigma Logic, Inc., a Concord, California based maker of network authentication software. Each entity is a wholly-owned subsidiary of Secure Computing Corporation. The acquisitions brought the Company Internet monitoring, improved identification and authentication and complimentary firewall technologies as well as access to an established global network of distributors and resellers.

         Based upon its understanding of the features in products and of the services offered by the Company's competitors, the Company believes that its products and services provide one of the most comprehensive network and internetworking security solutions available in the market today.

INDUSTRY BACKGROUND

         PRIVATE NETWORKS. Enterprise computing has evolved over the past twenty-five years from mainframe computers supporting a number of terminals toward networks of inter-connected personal computers. As the cost of personal computers has decreased, organizations increasingly began to connect personal computers into local-area networks ("LANs") in order to share data and applications within work groups. As network technology has advanced, organizations have connected together geographically dispersed LANs into wide-area networks ("WANs"). Originally each vendor provided network support using its own proprietary suite of network, transport, and application protocols, Novell IPX/SPX, IBM SNA, etc. Today, most vendors either support the standard TCP/IP protocol suite either by providing an implementation with their products and/or by providing gateways that translate between their proprietary protocol suite and the TCP/IP suite. As a result, an increasing number of businesses are using the standard TCP/IP protocol suite for at least some of their internal network communications.

         This presents several advantages to an organization. They can combine mainframes, UNIX servers and personal computers running on different operating systems such as DOS, Windows 95 or NT, and the Macintosh operating system into a single network. They can support remote access from other private networks to provide customer support bulletin board services, ordering and acknowledgment using electronic data interchange ("EDI"), and database sharing. Since TCP/IP is an open standard maintained by the Internet Engineering Task Force ("IETF"), there are a large number of researchers and vendors developing new protocols to support applications ranging from electronic commerce and digital cash to video conferencing. Thus the utility of corporate networks and the opportunities to use them in support of enterprise critical operations are growing. Most importantly, the adoption of the TCP/IP protocol suite enables an organization to use the Internet to implement a WAN, thereby extending its internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees. The Internet provides a lower cost, though insecure, alternative to private company networks.

         THE INTERNET. The Internet, the publicly accessible global web of inter-connected computer networks, allows any computer connected to it to communicate with any other. Much of the recent rapid growth of the Internet and the related World Wide Web is attributed to an increase in commercial access providers and to organizations seeking to exploit the Internet for commercial gain. Uses include intra- and inter-organizational communication and data sharing, product marketing and advertising, interactive customer feedback, and remote customer.

         However, there are limits to how some organizations have chosen to use the Internet. Many commercial organizations have established a "home page" giving them a presence on the Internet but have not connected mission critical internal networks to the Internet. As a result, these organizations' personnel do not have full access to the resources of the Internet, and the organization's customers, suppliers, and other business partners do not have timely access to the organization's personnel and data. The Company believes that, due to the sensitive nature of the information involved, the growth of commercial organizations fully connected to the Internet and the broad introduction of significant additional commercial uses of the Internet have been slowed by security concerns, and will continue to be slowed by such concerns until use of the Internet can be made significantly more secure.

         NETWORK SECURITY. Networks and network transmissions are vulnerable to a variety of attacks that can result in the compromise of either the secrecy or the integrity of mission critical data or that can cause the loss of services critical to the organization. The National Institute of Standards and Technology (the "NIST") has identified the TCP/IP protocol suite and the Internet as particularly vulnerable to attack. Individuals have been able to exploit weaknesses in the protocol suite and network configurations to gain unauthorized access to network transmissions and individual computers, and have used such access to alter or steal data or, in some cases, to launch destructive attacks on data and computers within a compromised network. A number of recent attacks have garnered significant publicity and have brought attention to the attackers' techniques (given colorful names such as "packet spoofing," "password sniffing," "Trojan horses" and "session hijacking"). Moreover, the Internet itself serves as a threat multiplier. Knowledge of attacks and the software required to mount these attacks spreads quickly through the hacker community. Thus, an attacker does not need to be especially sophisticated. Moreover, the attacker can launch the attack from anywhere on the Internet, often hopping from site to site to hide his identify and true location.

         Security conscious industries such as financial services, insurance, healthcare, telecommunications and defense have typically addressed network security concerns by using private networks. This is not an alternative for some organizations that want to take advantage of the business opportunities provided by networked computing in general and the Internet in particular. Even within private networks, the increasing number of authorized users having direct access to expanding networks and the data contained on such networks has increased the need to provide protection for financial results, personnel files, research and development projects and other sensitive data. Moreover, these private networks do not lend themselves to the rapid reconfiguration necessary to support the dynamic needs of companies as they form new alliances and terminate old ones in a constantly shifting sea of virtual enterprises. What is needed is an integrated set of security products that enables a corporation to connect safely to the Internet and to rapidly reconfigure its information security policy as the business climate and alliances change.

         The Company believes that the combination of security concerns and the relatively small number of businesses offering comprehensive, flexible, enterprise-wide security solutions presents a significant commercial opportunity for providers of network security products and services.

         ELEMENTS OF NETWORK SECURITY. The Company has identified a number of key elements of an effective network security solution, each of which should be addressed by an organization in order for it to secure its information networks from unauthorized access. These features are security policy, identification and authentication, access control, encryption, administration, and audit.

         * SECURITY POLICY -- the means by which an organization determines which users and other network principals have access to its network, which actions each principal is permitted to take, and how the network will be managed. Security products must be flexible enough to support a variety of polices and easy to reconfigure when an organization's policies change.

         * IDENTIFICATION AND AUTHENTICATION -- the means by which the organization identifies principals attempting to gain access to a network, and confirms the source of transmissions over the network.

         * ACCESS CONTROL -- the means by which a principal is prevented from taking unauthorized actions, such as importing (exporting) information from (to) the Internet.

         * ENCRYPTION -- the means by which information, whether in storage or in transmission, is kept private and its integrity is maintained in the event that a transmission is intercepted or the storage medium is stolen or tampered with.

         * ADMINISTRATION -- the ability of a network administrator to configure the network's security features to implement the organization's security policy.

         * AUDIT AND ACCOUNTING -- the ability to monitor activity in the network, to detect and respond to abuse of information assets, and to hold principals accountable for their actions.

SECURE COMPUTING'S SOLUTION

         Based upon its understanding of the features in products and of the services offered by the Company's competitors, the Company believes that its current family of products and services address the key elements of network security and provide one of the most comprehensive solutions available in the market today. The Company offers fee-based consulting services to assist potential clients in identifying security threats and vulnerabilities and designing security policies.

         Access control is implemented through the Company's firewalls and Secure Network Server, which permit privilege to be determined by user, application or data file and type of access to files (for example, read, write or execute) and ensure that access to one set of applications and data files does not enable access to system files or other types of files. The Company's firewalls are also compatible with data encryption software and hardware products currently available from third parties. The Company's SafeWord products use one-time dynamically changing passwords to provide identification and authentication. The Company's firewalls also currently support third-party identification and authentication tokens. The Company's SmartFilter (formerly WebTrack) product provides the ability to monitor and filter use of the Internet at the server level to increase productivity while reducing exposure to liability.

TECHNOLOGY

FIREWALLS

            The Company was among the first vendors of modern firewalls and, as a result, has created technologies that provide the highest levels of security with robust features. These technologies are described below.

         TYPE ENFORCEMENT. The key to the flexibility and effectiveness of certain of the Company's firewalls is the Company's patented "Type Enforcement" technology. Type Enforcement allows comprehensive control of a user's access to data by type of access (read, write or execute). Type Enforcement serves two critical security design functions: domain separation and network separation.

         Domain separation under Type Enforcement separates each such application into a separate domain, and permits privilege within each domain to be defined with a high degree of detail. Access to each application is controlled by a domain definition to be defined with a high degree of detail. Access to each application is controlled by a domain definition table which maps out the various application functions and data files that can be accessed and what type of access is allowed (for example, read, write or execute). This feature is currently used to host read-only World Wide Web pages and to receive anonymous FTP file transfers, which the firewall protects from being defaced or otherwise altered by anyone other than the system administrator. Because the operating system refers to this table at every system call or request, the domain definition table cannot be circumvented. By preventing a breach in one domain from allowing access to any other domain, the separation of domains serves a function analogous to watertight compartments used in a ship.

         An organization's administrator defines privilege within domains. System administration functions are in a domain separate from application domains. In addition, critical security functions, such as programs for changing the domain definition table and user lists, can only be executed while network operations are disabled. This prevents an unauthorized user from observing the domain definition table, or gaining access to the system files while the system administrator is performing administrative functions.

         Network separation under Type Enforcement effectively separates a firewall's connection to the internal, secure network from its connection to external, insecure networks such as the Internet. Type Enforcement permits the control not only of access by authenticated users to either network, but also of the transfer of network applications, such as electronic mail, telnet (host access) and file transfer, between the separated networks. Each network connection has its own Internet address. The external address enables an organization's presence to be visible to the Internet community. The internal address is not visible from the Internet, which prevents the disclosure of the organization's network configuration information, which could be used to locate unprotected points of access to the protected network, or otherwise to facilitate unauthorized access.

         With network separation, each type of network application, such as electronic mail or FTP, runs in its own domain on both the external side and the internal, secured network side. Transmissions are forced to take a specific route when moving between the internal and external domains for each specific application. As data is transferred between the external and internal network domains, address information is removed and replaced. Special software filter programs can also be executed at this time. Filters can be configured to prevent passage of certain types of data, such as encrypted data, data marked "proprietary" or "confidential", or files containing executable programs, which can then be routed through a virus check program. Access to the external stack cannot be used to gain access to the protected network, effectively stopping most types of network attacks.

         Type Enforcement allows users to send and receive electronic mail, search network news or the World Wide Web using standard web browsers, transfer files, and access other Internet services without first logging onto a separate Internet server. Unlike many encryption solutions, the use of Type Enforcement results in no noticeable performance degradation in using network applications.

         HARDENED KERNEL. This technology enables the creation of a product that may be used by individuals without a sophisticated knowledge of computer systems. The core of the architecture of this operating system is a "hardened kernel." To combat the inherent insecurity of standard operating systems, this approach secures the operating system in order to create a solid foundation for an all encompassing security solution, rather than attempting to wrap a layer or layers of security around an existing operating system. The secure foundation may then be combined with packet filtering, gateway proxies, secure application servers, and encryption. Each subsequent layer of functionality is then secured and integrated into the system, which allows the firewall to monitor, filter, authenticate and control network and incoming traffic.

         This technology incorporates secured application servers, such as World Wide Web and e-mail, directly into the firewall, fully integrating them into the core security system and enabling them to run in independent isolated environments in the firewall. In the event that a server or application is compromised, the rest of the firewall's servers and applications are unaffected.

         An additional feature that may be incorporated with the "hardened kernel" technology, Secure Server Net ("SSN") provides a secure network to house third party network servers such as an interactive database or other information server. Instead of placing these publicly accessible services on the external network where they would be subject to attack, or on the protected network which compromises internal security, the SSN provides a third network that is protected by the firewall for the safe deployment of these services. Due to the protected nature of the SSN, if one of these third party servers is penetrated, the internal network remains uncompromised.

         COMPREHENSIVE AUDIT AND LOGGING. This technology allows the Company's firewalls to provide comprehensive audit, logging and report generation tools to enable effective management reporting of all access attempts. Special security alarms and alert notifications bring unauthorized access attempts to the immediate attention of the administrator. For example, an organization may configure its firewall with traps which trigger an alarm, alerting a network administrator (by paging the administrator if desired) to the attack in progress. Moreover, the firewall can be configured to lure the unauthorized user to continue the attack by making it appear that the attack is succeeding, while implementing software countermeasures which log the attack and trace the attack to its source. The triggers can also be configured to immediately terminate access.

         TRANSPARENCY. This technology enables the Company's firewalls to provide unobtrusive security by seamlessly integrating a firewall into new or existing networks without interfering with legitimate corporate network services and business requirements. As a result, the Company's firewalls do not alter the work behavior of internal users nor do they require modification to existing or new software in use on the protected network.

IDENTIFICATION AND AUTHENTICATION

         The Company's identification and authentication technology results from more than a decade of efforts in network authenticating technology. The Company has three patents for this technology. Described below are the significant features of this technology.

         DYNAMIC PASSWORDS. Dynamic password technology is compatible with existing computing and networking equipment utilized by most organizations. Since each password only can be used one time, methods of electronically trying many passwords have an extremely low mathematical probability of being successful. Physical observation or electronic interception of the entered password will not enable the eavesdropper to gain access, without calculating a subsequent authorized dynamic password, a process made extremely unlikely by the use of the Data Encryption Standard ("DES") algorithm. The DES algorithm is widely recognized as a government certified and industry-tested standard. Databases of user authentication codes and authorizations are themselves encrypted utilizing the DES algorithm for further protection from unauthorized access.

         AUTHENTICATION PROTOCOLS AND INTERFACE MODULES. This technology supports existing and emerging authentication protocols, including four TCP/IP based protocols, XTACACS, TACACS+, RADIUS and EASSP. Certain of these authentication protocols have been adopted by many manufacturers of access equipment, and permit transmission of a user's name and password from numerous connection points and through various network connectors, gateways, routers, servers and ports to the authentication server. In addition, a linkable library of files, allows customers to create support for other levels of authentication at either the application or the transaction level. The application interface can be linked by a customer with virtually any application or new or customized authentication products. After such linkage, execution of the application will permit the application or product to pass a user-entered name and dynamic password to the application interface, which after communicating through the software returns the result of the authentication query to the application or product.

         OPEN ARCHITECTURE AND INTER-OPERABILITY. The Company's identification and authentication technology has been designed to allow its operation on a wide variety of platforms and to be compatible with a wide range of telecommunications products and protocols, which is important to organizations operating a heterogeneous computing environment. Moreover, it supports multiple token types manufactured by the Company and others with a single network.

         SCALABILITY. One database can support greater than one million users, and each authentication server can contain several databases. Further a high volume of user authentication requests may occur through the use of multiple servers which are automatically synchronized.

         FULLY DOWNLOADABLE, ALL SOFTWARE SOLUTION. The technology permits a downloadable, all software solution. Thus, through the use of a combination of the Company's network authentication software and software password generators or "tokens", an organization can achieve an all-software authentication solution for its network. Such an all software solution reduces the aggregate cost of the authentication systems and, since the basic software may be down-loaded from the Company's World Wide Web site, allows for rapid installment of an authentication system on an organization's network.

         FAULT TOLERANCE. With this feature, databases are automatically mirrored on each of up to four servers on a network to achieve fault tolerance. As a result, a computer hardware failure of one server does not prevent the authentication of users.

INTERNET MONITORING AND FILTERING

         The Company's Internet monitoring and filtering technology includes three main elements: control list, multiple platform functionality and programming toolkit.

         CONTROL LIST. Control List is a database of URLs for major Internet protocols (HTTP, FTP, NNTP, and GOPHER) representing sites, portions of sites, or discrete documents available on the Internet that meet the criteria of one or more of the 27 categories the control list currently supports. The distributed form of the control list is binary, using a secure hash algorythm to both protect the actual contents of the database, and to form the basis of efficient runtime access for URL filtering. Proprietary tools are used to perform updates to the control list efficiently and effectively, including Human-Computer Interface and automated web robots (variations on the spiders used by most Internet search engines), which provide candidate URLs from a variety of sources for review by list technicians.

         MULTIPLE PLATFORM FUNCTIONALITY. Multiple Platform Functionality includes Web proxies for UNIX and Windows NT, plug-ins for leading general-purpose proxies such as Netscape Proxy Server and Microsoft Proxy Server, and proxy-based enhancements to the Company's line of firewall products. In all cases the monitoring and filtering applications leverage the widely accepted concept of proxies for fundamental Internet protocols.

         PROGRAMMING TOOLKIT. Programming Toolkit is an application programming interface to the core functionality of the control list which is used as a high-level development tool for developing customized monitoring and filtering applications. The Programming Toolkit is used internally and externally by third-party vendors.

PRODUCTS AND SERVICES

         The Company's security products are designed to enable secure and productive electronic commerce. Based upon its understanding of the features in products and of the services offered by the Company's competitors, the Company believes that its products, in combination with its consulting services, provide one of the most comprehensive network security solutions available in the market today.

         SIDEWINDER. The Sidewinder(TM) 3.0 Internet Firewall provides perimeter security, IPSec interoperable encryption, strong identification and authentication using DES or FORTEZZA, and binary and keyword e-mail filtering to perform context sensitive scanning. Sidewinder is a user-transparent, high-assurance application gateway firewall that employs Type Enforcement(TM) technology which divides the firewall into domains and controls the processes run in each. Sidewinder incorporates S/WAN, SmartFilter(TM), an enhanced GUI, remote management, enhanced audit and reporting, FDDI, fast Ethernet connections, and the ability to connect up to four networks. To date, the Sidewinder Internet challenge site, which encourages attackers to breach the firewall's security for a cash reward, has never been breached in over 4,000 attacks. The Sidewinder firewall has received the 1995 "Security Product of the Year" award from LAN MAGAZINE, the "Best New Security Product" and "Best Internet Firewall" readers' choice awards in 1995 and 1996 from INFOSECURITY NEWS and in 1995 a BYTE MAGAZINE editor's choice award.

         BORDERWARE FIREWALL SERVER. The BorderWare(TM) Firewall Server 4.0 is a combined Internet gateway and application gateway firewall security system. It combines Internet application-level servers -- including World Wide Web, Mail, News and Name Services, with proxies for applications such as Mosaic, Telnet, and File Transfer -- with a transparent Internet Protocol firewall. The BorderWare Firewall Server is a turnkey, plug-and-play firewall and Internet gateway system using hardened kernel technology. The simplicity of installation and use make BorderWare well suited to a multi-level distribution strategy. BorderWare finished first in the November, 1996 INFOWORLD firewall comparison and in May 1996, NETWORK WORLD recommended the BorderWare Firewall Server as one of the three leading products that should be considered when purchasing a firewall.

         SECURE COMPUTING FIREWALL FOR NT. Introduced in March, 1997, Firewall for NT is a user-transparent application gateway firewall designed specifically for the Microsoft Windows NT operating system. Firewall for NT interoperates with the Company's SmartFilter and SafeWord product lines. Firewall for NT uses Protocal Capture Engine Technology ("ProCap") which captures all network packets for firewall analysis. Further security is provided through the interoperating Suspicious Activity Monitor, access control lists, and automated audit, logging and reporting.

         SECURE NETWORK SERVER. The Company sells its Secure Network Server products to government customers. The Company's current Secure Network Server product, LOCKguard, is a UNIX-based computer which uses dual protocol stacks, Type Enforcement, filtering and message encryption to serve as a highly secure e-mail firewall.

         SAFEWORD. SafeWord provides centralized identification and logon service to ensure secure access to remote data communications products, Internet firewalls and networked hosts for any enterprise, avoiding the risks associated with the use of static passwords. By supporting a broad array of authenticators, SafeWord allows customers to protect investments in existing tokens. The SafeWord family of products was designed and developed to provide technological features that are intended to make the products particularly attractive to most large organizations.

         SafeWord network authentication software operates on a wide variety of platforms, including various versions of UNIX, VAX, IBM mainframes, Tandem, Stratus, Novell and other systems, and is compatible with a wide range of telecommunications products and protocols, including those offered by Cisco Systems, Inc., Ascend Communications, Inc., Shiva Corp., 3Com Corp. and Bay Networks, which is important to organizations operating a heterogeneous computing environment. SafeWord also works in conjunction with existing authorization software developed for IBM mainframe systems including RACF, ACF2 and Top Secret, which is valuable to customers using a large number of existing business applications and databases residing on such systems.

         SafeWord network authentication software supports a large number of hardware token alternatives, including tokens manufactured by AssureNet Pathways, Inc., Racal-Guardata, Inc., CryptoCard, Digiline, ActivCard, Inc., Leemah DataCom Security Corporation and others, most of which utilize the DES algorithm. SafeWord databases of authenticated users are encrypted utilizing the DES algorithm for further protection from unauthorized access. A computer hardware failure of one SafeWord AS server does not disable the customer's ability to authenticate users because SafeWord AS is designed to be fault tolerant. SafeWord AS offers high throughput, which enables users to support a high volume of user authentication requests through the use of multiple servers which SafeWord AS keeps automatically synchronized. SafeWord AS software is flexible in allowing the customer to use fixed password security, dynamic password security or, in the future, card readers and/or biometric security methods, giving customers flexibility in determining which methods are appropriate for given users, processes, systems or applications.

         The Company also currently offers hardware tokens or SafeWord SofToken, a software based password generator, or "token".

         LOCKOUT. LOCKout's strong authentication allows remote access security login over networks by employing dynamic password techniques using DES and/or FORTEZZA-based encryption standards.

         SMARTFILTER. SmartFilter, formerly known as WebTrack, controls and monitors Internet use within an enterprise to ensure enterprise productivity. By employing a customizable control list, this software application restricts non-business related browsing on the Internet. SmartFilter can prevent degradation of network performance and protect an enterprise from undesirable content entering the workplace or educational institution. SmartFilter logs all Internet access, report usage statistics and block for HTTP, FTP, GOPHER and NNTP. The control list is updated weekly which eliminates the need to continually search and identify inappropriate or undesirable Internet sites.

         CONSULTING SERVICES. The Company provides consulting services to help clients improve their network security. Clients receive the assistance of the Company's staff, which is experienced in the practical application of security principles and suitable technology to minimize the risks of continued business operations conducted over networks.

         The standard consulting product of the Company is the investigation and analysis of a client's operational and information security issues. The investigation includes a variety of interviews, observations, and technical tools. The Company's security experience is applied to the analysis of a client's critical information assets and systems, business objectives and operational environment, and the subsequent identification of potential threats and risks. The process is documented in written reports and oral presentations which clearly describe what action the client should take to improve their security posture. Recommended actions may include network redesign, policies, procedures, and training, as well as specific technology such as cryptography, authentication tools and firewalls. Additional consulting services include customized security policies, security architecture, and a variety of either standard or customized security related training, as well as fully customized consulting, based on specific customer needs.

CUSTOMER SUPPORT

         In addition to the services described above, the Company provides on-site installation assistance and training for its products. The Company also offers specialized training at the Company's facilities in Roseville, Minnesota, Concord, California and Vienna, Virginia.

         Customers may purchase a software support and upgrade service for an annual fee. Product feature upgrades released with new features or capabilities are made available to software support subscribers. Basic hardware support is provided pursuant to the Company's basic warranty terms. Extended warranties are available for an annual fee. Enhanced hardware support may be purchased either to provide service during normal business hours or at all times (24 hours a day, 7 days a week) for up to three years. The Company currently provides hardware support through contracts with third party support vendors and by using Company employees. Software updates and technical support are provided through program fix releases to customers, when necessary to fix bugs or to provide enhancements to existing software features.

         The Company provides limited hardware and software warranties to users for one year from acceptance of a product, and will provide contractual maintenance, service of the hardware and upgrades of software for a fee after warranty expiration. In many instances the Company's warranties are in turn supported by warranties received by the Company from its manufacturers and suppliers.

GOVERNMENT CONTRACTS

         From its inception, the Company has been engaged in research and development of security technology under contracts with departments and agencies of the U.S. government, including the NSA. Government contracts have provided substantial revenue in each year of its existence, providing the Company with the financial resources to assemble what the Company believes is the largest group of scientists and engineers dedicated to computer system security employed by any commercial enterprise. Government agencies under directives to comply with the NSA's standards represent a base of potential customers.

         Most of the Company's contracts require the Company to perform specified services, for which the Company is reimbursed for actual cost plus a fee. The Company's NSA Secure Network Server research and development contract accounts for a majority of the Company's government development contract business. A contract modification was executed in early July 1996 that changed the contract to a fixed-fee basis and increased the contract to $54 million from $35 million, of which $44 million has been recognized through February 28, 1997. The revised scheduled completion date is November 1997. The Company estimates that the aggregate fee to be received over the course of the contract will be approximately 6%. The Company used a rate of 5.5% in recognizing revenue in 1996, based on its estimate of the remaining award fee to be earned under the contract.

         Under its cost-reimbursement contracts, the Company bears the risk that increased or unexpected costs required to perform the specified services may reduce the Company's fee. Pursuant to their terms, these contracts are generally also subject to termination at the convenience of the applicable government agency. If a contract is terminated, the Company typically would be reimbursed for its costs to the date of its termination plus the cost of an orderly termination plus the cost of an orderly termination and paid a portion of the fee. No terminations of the Company's cost-reimbursement contracts have occurred.

         The Company's U.S. government contracts are subject to audit by a designated government audit agency, which currently is the DCAA. The DCAA has periodically audited the Company's contracts without any material cost disallowances.

CUSTOMERS

         The Company's current commercial customers and prospects are likely to consider network security solutions a high priority, because they routinely deal with proprietary or highly sensitive information.

         Based upon its experience and understanding of the existing network security market, the Company believes that the Company's customer base will broaden as a result of the continuing education of purchasers through trade and other publications discussing the relative merits and limitations of commercially available security products.

         Customers within the U.S. government for the Company's products and services include the Department of Defense (both directly and through the NSA), which is the single largest government user of classified processing systems, and the Department of Energy. The Company also targets other agencies within the U.S. government.

         The Company also has foreign governments and businesses as customers. The Company sells its products in western Europe, the Middle East, Australia and the Pacific Rim, mainly through reseller channels.

SALES AND MARKETING

         SALES. The Company currently sells its products in domestic markets through both a direct sales force and distributor/reseller networks. Based upon its experience and understanding of the existing network security market, the Company believes that the network security market can require a high degree of direct interaction with and education of potential customers. The Company believes that a direct sales force is necessary, especially for larger corporations, to differentiate the Company's products from those of its competitors, to work with customers to provide security solutions for the protection of network resources and to obtain insights into customers' future security requirements. The Company's direct sales staff solicits prospective customers and provides technical advice and support with respect to the Company's products. At March 21, 1997, the Company had a sales force of 41 individuals, of whom 5 individuals sold solely to the U.S. government. As sales of the Company's commercial products increase, the Company will hire additional sales staff. In addition, the Company has significant experience in selling security products to the U.S. government. The Company plans to continue to direct sell its products to the U.S. government utilizing its internal government sales force. From time to time, the Company may enter into teaming relationships with third-party government contractors.

         The Company also, however, has created a multi-channel network of distributors and other resellers. This network sells mainly to the mid-size and small business markets, specializing in the Company's "channel ready" products. Channel ready indicates the products are fairly standardized with less customized features, easy to install and require less ongoing customer support. The Company will seek relationships with additional distributors and other resellers in order be in a position to sell through alternate channels as these channels develop.

         The Company currently sells its products outside of the United States through an international distribution network. The Company believes that international markets present a potentially large market for network security products. Export controls on cryptographic products may place limits on the export of the Company's products to certain countries identified from time to time by the U.S. Department of State. In addition, certain of the Company's government products are subject to U.S. government contracting regulations and to the International Trade in Arms Regulation ("ITAR"), which restricts the export of certain products affecting national security. These regulations could restrict the Company's ability to sell its products to foreign governments and businesses identified from time to time by the U.S. Department of State, creating delays in the introduction of the Company's products in international markets.

         The Company attempts to limit its liability to customers, including liability arising from a failure of the security features contained in the Company's products, through contractual limitations of warranties and remedies. However, some courts have held similar contractual limitations of liability, or the "shrinkwrap licenses" in which they are often embodied, to be unenforceable. Accordingly, there can be no assurance that such limitations will be enforced.

         The following table summarizes information about the Company's foreign and domestic sales and operations:

                                      YEAR ENDED DECEMBER 31,
                                     ------------------------
(In thousands)                         1996           1995
-------------------------------------------------------------

Revenue:
      United States customers         $31,683       $24,028
      International customers           8,579         3,902
                                      -------       -------
                                      $40,262       $27,930
                                      =======       =======
Operating income (loss):
   United States operations          ($17,709)        ($682)
   International operations            (7,385)           50
                                      -------       -------
                                     ($25,094)        ($632)
                                      =======       =======


                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
(In thousands)                         1996           1995
-------------------------------------------------------------
Identifiable Assets:
United States operations              $32,259       $42,963
International operations                4,516         1,298
                                      -------       -------
                                      $36,775       $44,261
                                      =======       =======

         Substantially all of the Company's sales and operations in 1994 were based in the United States.

         MARKETING. At March 21, 1997 the Company had 25 marketing employees. In support of its sales efforts, the Company conducts sales training courses, and deploys comprehensive targeted marketing programs, including direct mail, public relations, advertising, seminars and trade shows, and ongoing customer and third-party communications programs. The current marketing emphasis of the Company is targeted advertising and other direct marketing programs, whereas previously the Company emphasized trade shows. The Company has entered into strategic marketing relationships with various vendors of communications, security, and network management products. Certain of these vendors recommend Secure Computing products along with their solutions to meet customers' security needs. The potential increased revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances, and significant costs incurred in customizing the Company's products. Although the Company does not intend that such relationships be exclusive, the Company may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent the Company becomes dependent on actions by such parties, the Company could be adversely affected if the parties fail to perform as expected.

         The Company also seeks to stimulate interest in network security through its public relations program, speaking engagements, white papers, technical notes and other publications, and through its Sidewinder Challenge Site. Although the success of the challenge site has generated publicity for the Company and helped to establish a favorable reputation for the Company's security products, the Company expects that, as attack methods become increasingly sophisticated, the Sidewinder challenge eventually could be met. The Company uses information gained from attacks to help it improve its products.

COMPETITION

         The market for network security products is intensely competitive and characterized by rapid technological change. The Company believes that competition in this market is likely to persist and to intensify as a result of increasing demand for network security products. The principal competitors for the Company's existing products include Advanced Network & Services, Inc. (which is owned by America Online, Inc.), CheckPoint Software Technologies Ltd., Raptor Systems, Inc., CyberGuard Corporation, Sun Microsystems, Inc., Trusted Information Systems Inc., Security Dynamics, Inc., AssureNet Pathways, Inc., CKS Group, Inc., Blockade, Leemah DataCom Security Corporation and Racal-Guardata, Inc.

         The Company may also face competition from these and other parties in the future that develop computer and network security products based upon approaches similar to or different from those employed by the Company. There can be no assurance that the market for network security products will not ultimately be dominated by approaches other than the approach marketed by the Company. While the Company believes that it does not compete against manufacturers of other classes of security products (such as encryption) due to the complementary functions performed by such other classes, there can be no assurance that the Company's customers will not perceive such other companies as competitors of the Company.

         The Company believes that the principal competitive factors affecting the market for computer and network security products include level of security, technical features, ease of use, capabilities, reliability, customer service and support, distribution channels and price. Based upon its understanding of the features in products and of the services offered by the Company's competitors, the Company believes that its products currently compete favorably with respect to such factors.

         Current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the security needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, the financial condition or results of operations of the Company could be materially adversely affected.

BACKLOG

         The Company's backlog for commercial products as of February 28, 1997 was approximately $500,000. The Company does not believe that its commercial backlog at any particular point in time is indicative of future sales levels. The Company's backlog relating to its government contracts as of February 28, 1997 was approximately $13.7 million. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which the Company's government customers have actually obligated payment. At February 28, 1997, approximately $2 million of the Company's government contract backlog was funded.

MANUFACTURING

         The Company's hardware manufacturing operations consist primarily of purchasing of hardware components, final assembly and system testing. Hardware components used in certain of the Company's products consist of commercially available computers, memory, displays, power supplies and third party peripherals such as hard drives and network interface cards. The Company also purchases software media and user documentation for its software products and uses subcontractors for its duplication services. The Company's manufacturing processes utilize principles that conform to ISO 9001 standards for which the Company received full certification in 1996.

         The Company generally obtains most parts and components from a single vendor to maintain quality control and enhance its working relationship with suppliers. While the Company believes that alternate sources of supply could be obtained, the Company's inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipment which could have a material adverse effect on the Company's operations.

         The hardware component of the SafeWord system involves hardware tokens and token programmers. The Company has historically contracted for the manufacture of its hardware tokens with Kwang Woo Electronics, Inc. ("Kwang Woo"), an assembly subcontractor located in South Korea. Through 1997, the Company anticipates that a substantial portion of tokens it contracts for will be produced by Kwang Woo. After delivery, the tokens are checked for quality and, if desired by the end-user, programmed.

         The Company currently has limited sources for the manufacture of its hardware tokens and token programmers. While the Company has generally been able to obtain adequate supplies of these products in a timely manner from current vendors and believes that alternate vendors can be identified if current vendors are unable to fulfill its needs, delays or failure to identify alternate vendors, or a reduction or interruption in supply or a significant increase in the manufacturing costs could materially adversely affect the results of operations.

RESEARCH AND DEVELOPMENT

         Internal development of new products and features is performed by the Company's internal engineering staff. The Company's government contracts support a far larger research and development program than the Company's own independent research and development efforts. Of the Company's total of 196 engineering employees at February 28, 1997, 51 hold post-graduate degrees.

         The Company intends to keep its products broadly compatible with a variety of host computer configurations and other network security products and other network applications, and will introduce new products as market demand develops for such products. The Company researches and attempts to design its products to be able to support emerging security standards, such as the secure socket layer and secure http protocols.

         The Company will continue to seek government research and development contracts to maintain its high technology base and its reputation as a security technology leader. The Company currently has research and development contracts with government agencies, including the NSA. These contracts address information security for operating systems, secure applications for database management systems and security policy research. The Company continuously pursues additional contracts with these organizations.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company relies on patent, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds eight patents and has fifteen patent applications pending in the United States relating to computer security software and hardware products. The Company has also filed patent applications in Western Europe, Japan, Israel and Australia. The Company believes that its patents are broad and fundamental to network security computer products. While the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that any pending or future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company.

         The Company's success is dependent in part upon its proprietary software and security technology. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. In addition, under its contracts with the Company, U.S. government agencies have the right to disclose certain technology developed with government funding to competitors of the Company as part of the establishment by the Government of second-source manufacturing arrangements or competitive bidding.

         The Company is not aware of any patent infringement charge or any material violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. The computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

         The Company has received or applied for trademark protection in the United States for its Sidewinder, Borderware, SafeWord and SmartFilter marks.

REGULATION AND GOVERNMENT CONTRACTS

         Other than government contracting regulations described above under "Government Contracts," the Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. In addition, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

         At February 28, 1997, the Company employed 375 full-time and 25 part-time employees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality provisions. The Company believes it maintains good relations with its employees.

EXECUTIVE OFFICERS

         The executive officers of the Registrant are:

         NAME                   AGE             POSITION
         ----------------------------------------------------------------------
         Jeffrey H. Waxman      50     Chairman of the Board, Chief Executive
                                         Officer, President and Director
         Timothy P. McGurran    34     Vice President of Finance and Operations,
                                         Treasurer and Chief Financial Officer
         James Boyle            55     Vice President and General Manager,
                                         Government Division
         Christine Hughes       50     Vice President of Marketing
         Gary D. Taggart        43     Vice President of Sales
         Glenn G. Mackintosh    34     Vice President and General Manager,
                                         Firewall Division

         JEFFREY H. WAXMAN has been Chairman of the Board since January 1997 and President, Chief Executive Officer and director of the Company since November 1996. From June 1995 through August 1996, Mr. Waxman was the Executive Vice President and General Manager of the Application Group of Novell Inc., a network software provider. From November 1992 through June 1995, Mr. Waxman was the President and Chief Executive Officer of ServiceSoft Corporation. From November 1991 through January 1992, Mr. Waxman was the Chief Executive Officer of Uniplex, Inc. Mr. Waxman currently serves on the Board of Directors of Cable-Sat Systems, Inc. which is doing business as Compressent.

         TIMOTHY P. MCGURRAN has been the Vice President of Finance and Operations, Treasurer and Chief Financial Officer of the Company since May 1996. Mr. McGurran was at Ernst & Young LLP from December 1984 to May 1996, where his last position was Senior Manager.

         JAMES BOYLE has been Vice President and General Manager of the Government Division since August 1996 and was Vice President of Advanced Research of Secure from April 1996 to August 1996 and was Government Program Manager from October 1995 to May 1996. Mr. Boyle was an independent consultant in the government contracting field from January 1991 to September 1995. From 1989 to January 1991, Mr. Boyle was Director of Government and Aerospace Marketing at Convex Computer Corporation.

         CHRISTINE HUGHES has been the Vice President of Marketing since November 1996. Ms. Hughes was the Senior Vice President, Corporate Marketing at Novell, Inc., a network software provider from December 1994 to August 1996. From June 1991 to November 1994 Ms. Hughes was a Vice President at Xerox Corporation.

         GARY D. TAGGART joined the Company as Vice President of Sales -- Americas in October 1996 and became Vice President of Sales in January 1997. Prior to joining Secure, Mr. Taggart was Vice President of Americas Sales for Eicon Technology Inc., a Canadian manufacturer of communications products, from December 1994 through September 1996. From 1989 to 1994, Mr. Taggart was Vice President of Worldwide Sales for Storage Dimensions, Inc., a San Jose-based manufacturer of network storage subsystems.

         GLENN G. MACKINTOSH has been Vice President and General Manager of Firewall Division and a director since August 1996. He was a co-founder of Secure Computing Canada Ltd. formerly known as Border Network Technologies, Inc. in January 1994 where he was Executive Vice-President from February 1996 to August 1996 and Vice-President of Technology from January 1994 to February 1996. Prior to co-founding Border Network Technologies, Inc., Mr. Mackintosh served as Senior Network Specialist at the University of Toronto from 1991 to 1992 and then as Supervisor of External Networks and Facilities Management Group from June 1992 to August 1994.

         Executive officers are elected annually by the Board of Directors and serve a term of one year or until their successors are elected. None of the above executive officers is related to each other or to any director of the Company.


ITEM 2.  PROPERTIES

         The Company is headquartered in approximately 65,000 square feet of office and production space in Roseville, Minnesota. The Company occupies these premises under leases expiring at various times through the year 2006. The annual base rent for this facility is approximately $920,000. The Company's subsidiaries located in Toronto, Ontario, Concord, California and Naples, Florida also lease office space totaling 54,000 square feet and with annual rent totaling approximately $1,010,000. The Company recently opened a dedicated sales and marketing office in San Jose, California with 7,000 square feet and annual rent of $197,000. In support of its eastern U.S. field sales and support organization, the Company also leases approximately 6,000 square feet of office space in Vienna, Virginia. The annual rent for this facility is approximately $146,000. The Company also has foreign offices in London, England and Munich, Germany. The Company's principal facilities are highly utilized but adequate for the Company's immediate needs. The Company has an agreement for an additional 10,000 square feet of space adjacent to the Roseville facility beginning in 1999 and believes that suitable additional space adjacent to current facilities will be available to meet its needs, although the rent per square foot may exceed the rate it is currently paying.


ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Registrant during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock trades on the Nasdaq National Market under the symbol SCUR. The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock as reported by the Nasdaq National Market.


                                                High              Low
                                                ----              ---
1995
Fourth Quarter (from 11/17/95)......           $60.50           $47.50

1996
First Quarter.......................           $52.00           $21.00
Second Quarter......................           $35.25           $20.50
Third Quarter.......................           $25.25            $9.50
Fourth Quarter......................           $12.50            $8.13

         As of March 21, 1997, the Company had 235 stockholders of record which includes thirteen holders of Exchangeable Shares and two holders of securities that are immediately convertible into Exchangeable Shares and approximately 5,200 beneficial holders of its Common Stock.

         The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere herein. During 1996, Secure Computing Corporation ("Secure") acquired Border Network Technologies, Inc. ("Border") and Enigma Logic, Inc. ("Enigma") in transactions accounted for as poolings of interests. All financial information has been restated to reflect the combined operations of Secure, Border and Enigma.


                                                               YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                       1996          1995           1994            1993          1992
                                       ----          ----           ----            ----          ----
STATEMENT OF OPERATIONS DATA:
   Revenue:

     Products and services.....     23,290,000    13,081,000       4,051,000      1,598,000     1,454,000

     Government contracts......    $16,972,000   $14,849,000    $ 13,744,000   $  9,389,000   $ 5,265,000
                                   -----------   -----------    ------------   ------------   -----------
         Total revenue.........     40,262,000    27,930,000      17,795,000     10,987,000     6,719,000

   Gross profit................     21,465,000    13,079,000       7,120,000      4,244,000     2,933,000

   Acquisition costs...........     13,069,000            --              --             --            --

   Operating income (loss).....    (26,473,000)     (633,000)      1,220,000        215,000      (922,000)

   Net income (loss)...........    (25,094,000)     (632,000)      1,541,000        731,000     1,843,000)

   Net income (loss) per share.          (1.76)         (.05)            .17            .14          (.49)



                                                                DECEMBER 31,
                                    ----------------------------------------------------------------------
                                        1996         1995           1994           1993            1992
                                        ----         ----           ----           ----            ----

BALANCE SHEET DATA:

   Working capital (deficit)...    $18,886,000   $34,292,000    $  1,991,000    $  (731,000)  $  (150,000)

   Total assets................     36,775,000    44,261,000       7,727,000      4,495,000     3,200,000

   Long-term debt, less current
   portion and redeemable
   convertible preferred stock.             --     1,879,000      10,659,000      8,620,000    10,566,000

   Stockholder's equity (deficit)   26,232,000    36,208,000      (5,996,000)    (7,081,000)   (9,574,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company produces and markets products designed to enable electronic commerce by protecting an organization's computer network from access by unauthorized users. Secure was organized in July 1989 to acquire certain assets of a division of Honeywell, Inc., then engaged in research and development of computer network security technology under a U.S. government contract. The Comapny was reorganized in September 1995 as a Delaware corporation. In August 1996, the Company acquired Border Network Technologies Inc. ("Border") and Enigma Logic, Inc. ("Enigma") in poolings of interests. All historical information presented in this Item 7 has been restated to reflect these combinations. Also in 1996, the Company purchased Webster Network Strategies, Inc. ("Webster").

         PRODUCTS AND SERVICES. The Company sells its products and services to commercial and government customers. The Company's SafeWord identification and authentication server products were introduced prior to 1994. During 1994 and 1995, significant resources were invested in the development of the Company's Sidewinder and BorderWare firewall products. Both firewalls had significant sales beginning in 1995. In 1996, the Company's SmartFilter internet filtering product (formerly known as WebTrack) was introduced. The Company expects that the percentage of its revenues derived from products and related services will increase in future years, as the Company increasingly focuses on product sales.

         During 1997, the Company plans to continue its research and development investment and general and administrative spending at current levels and to increase its sales and marketing expenditures over 1996 levels. The Company expects that operating expenses as a percentage of revenues will decline in 1997. Planned levels of operating expenses are based in part on its expectations of higher revenue from increased product sales. The Company has planned for increased costs associated with selling and marketing in connection with the release of new products.

         GOVERNMENT CONTRACTS. From the time of its organization, Secure has been engaged in research and development of computer network security technology under contracts with departments and agencies of the U.S. government.

         The Company's Secure Network Server development contract with the National Security Agency ("NSA") accounted for approximately 33 percent, 43 percent and 57 percent of the Company's total revenue for the years ended December 31, 1996, 1995 and 1994, respectively. The Company signed a contract modification to convert the contract to a cost plus fixed fee type in July 1996. The Company estimates that the aggregate fee to be received over the course of the contract will be approximately 6 percent and is currently using a rate of
5.5 percent in recognizing revenue in 1996 based on its current estimate of the remaining fee to be earned under the contract. The NSA contract now extends to September 1997 due to the contract modification.

         Most of the Company's government research and development contracts provide for compensation to the Company in the form of reimbursement of costs plus a fee. The Company typically bills government agencies, including the NSA, monthly for a ratable portion of the fee expected to be received over the life of the contract and current expenses. Under these government contracts, the Company is entitled to recover direct labor costs, engineering overhead and certain general and administrative expenses.

         Under its government contracts, the Company bears the risk that increased or unexpected costs required to perform specified services may reduce the amount of the Company's fee and are subject to audit. Pursuant to their terms, these contracts are generally also subject to termination for the convenience of the applicable government agency. If the contract is terminated, the Company typically would be reimbursed at its costs to the date of its termination, plus the costs of an orderly termination, and paid a portion of the fee.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of the Company expressed as a percentage of revenue:

                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1996             1995              1994
-------------------------------------------------------------------------------

Revenue:
   Products and services               57.8%             46.8%            22.8%
   Government contracts                42.2              53.2             77.2
-------------------------------------------------------------------------------
         Total revenue                100.0             100.0            100.0
Cost of revenue                        46.7              53.2             60.0
-------------------------------------------------------------------------------
Gross profit                           53.3              46.8             40.0
Operating expenses:
   Selling and marketing               45.8              19.3             10.4
   Research and development            23.8              17.4             10.5
   General and administrative          17.1              12.4             12.3
   Acquisition costs                   32.4               -                -
-------------------------------------------------------------------------------
         Total operating expenses     119.1              49.1             33.2
-------------------------------------------------------------------------------
Operating income (loss)               (65.8)             (2.3)             6.8

Interest and other income               3.8               0.9              0.7
Interest expense                       (0.3)             (0.8)            (1.7)
-------------------------------------------------------------------------------
Income (loss) before income taxes     (62.3)             (2.2)             5.8

Income tax expense (benefit)            -                 0.1             (2.8)
-------------------------------------------------------------------------------
Net income (loss)                     (62.3)%            (2.3)%            8.6%
===============================================================================


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995.

         REVENUE. The Company's revenue increased 44.2 percent to $40.3 million in 1996, up from $27.9 million in 1995. Products and services revenue was $23.3 million in 1996, an increase of 78.0 percent over 1995, and was attributable mainly to increased sales of firewall products and related services. The increase in government contracts revenue in 1996 reflects the continuation of increased efforts on the Secure Network Server program for the NSA.

         GROSS PROFIT. Gross profit as a percentage of revenue increased to 53.3 percent in 1996 from 46.8 percent in 1995. The difference between periods was the result of increased products and services revenue which carries higher margins than government contracts.

         SELLING AND MARKETING. Selling and marketing expenses increased by
242.7 percent in 1996 to $18.4 million from $5.4 million in 1995. The increase was due primarily to additions to the Company's sales and marketing staff and higher expenditures for advertising, trade shows and product literature.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by 96.7 percent to $9.6 million in 1996 from $4.9 million in 1995. The increase resulted primarily from increased development efforts on the Company's firewall and identification and authentication products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 98.1 percent to $6.9 million in 1996 from $3.5 million in 1995. The increase was due primarily to additions to administration staff and increased professional and other outside fees.

         ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1996 relating to the Webster, Border and Enigma acquisitions. Purchased research and development in process of $3,894,000 was expensed in connection with the Webster acquisition in accordance with purchase accounting rules. Also, $9,175,000 of acquisition costs were recorded for investment banking, professional fees and other expenses for the Border and Enigma acquisitions in accordance with pooling rules.

         INTEREST AND OTHER INCOME. The difference in interest and other income between the periods reflects interest earned in 1996 by the Company on cash and investments generated from its initial public offering in November, 1995 and sales of Common Stock in early 1996.

         INTEREST EXPENSE. Interest expense decreased to $129,000 in 1996 from $239,000 in 1995, due to the repayment of all outstanding debt in 1996.

         INCOME TAXES. The Company recognized no income tax expense for 1996 compared to $21,000 in 1995. Management believes it is more likely than not that deferred tax assets, which total $1,373,000 at December 31, 1996, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. The Company had total net operating loss carryforwards of approximately $30.3 million at December 31, 1996. Of these carryforwards, $7.0 million relate to deductions for disqualifying dispositions of stock options. As these deductions are realized, the benefit will not reduce income tax expense, rather it will be recorded as additional paid-in-capital. Of the remaining benefit associated with the carryforwards, approximately $20.3 million had yet to be recognized as a benefit in the statement of operations. However, there can be no assurance that these carryforwards will be available to offset future income tax expense when taxable income is realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994.

         REVENUE. The Company's revenue increased by 57.0 percent to $27.9 million in 1995 up from $17.8 million in 1994. Products and services revenue was $13.1 million in 1995, an increase of 222.9 percent over 1994, and was attributable mainly to increased sales of firewall products and related services. The increase in government contracts revenue in 1995 reflects the Company's increased efforts on the Secure Network Server program for the NSA.

         GROSS PROFIT. Gross profit as a percentage of revenue increased to 46.8 percent in 1995 from 40.0 percent in 1994. The increase resulted mainly from products and services revenue, which carry higher margins than contracts, gaining as a percentage of the revenue mix.

         SELLING AND MARKETING. Selling and marketing expenses increased by
189.7 percent to $5.4 million in 1995 from $1.9 million in 1994. The increase reflects the Company's additional sales and marketing effort for products and services.

         RESEARCH AND DEVELOPMENT. Company-sponsored research and development expenses increased substantially by 162.1 percent to $4.9 million in 1995 compared to $1.9 million in 1994. Research and development expenses as a percentage of revenue also increased substantially to 17.4 percent, up from 10.5 percent. This increase is directly attributable to a significant commitment to the development of the Company's firewall products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 58.6 percent to $3.5 million compared to $2.2 million in 1994. As a percentage of revenue, these expenses remained consistent between 1995 and 1994.

         INTEREST AND OTHER INCOME. Interest income increased to $261,000 in 1995, up from $18,000 in 1994, primarily due to higher cash balances resulting from the proceeds of the Company's initial public offering. In 1994, other income of $108,000 was recorded for costs recovered in connection with a 1992 financing transaction which was not consummated.

         INTEREST EXPENSE. Interest expense decreased from $307,000 in 1994 to $239,000 in 1995, due to reductions in the Company's outstanding debt.

         INCOME TAX EXPENSE (BENEFIT). The Company recognized income tax expense for 1995 of $21,000 compared to a $502,000 benefit for 1994. The income tax benefit recognized in 1994 related to a reduction in the valuation allowance against the Company's deferred tax assets, primarily the tax benefit associated with net operating loss carryforwards. The allowance had been reduced based on the Company's estimate of the amount of net operating loss carryforwards more likely than not to be utilized to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Since its organization, the Company has financed its operations through the issuance of equity securities and notes to stockholders, long-term debt, short-term borrowings and cash generated from operations. In 1996, the Company raised $12.0 million through sales of Common Stock and stock option exercises and, in 1995, raised $32.7 million through the initial public offering of its Common Stock, $1.7 million in net proceeds from the exercise of warrants to purchase convertible redeemable preferred stock and $470,000 from the issuance of its Common Stock upon the exercise of options and warrants. In 1994, the Company raised $967,000 in net proceeds from the sale of convertible redeemable preferred stock.

         The Company's cash and cash equivalents decreased by approximately $20.8 million from 1995 to 1996. The decrease resulted primarily from incurring operating losses, acquisition costs, purchases of investments, purchases of capital equipment and the repayment of debt which were partially offset by proceeds from Common Stock sales. As of December 31, 1996, the Company had working capital of $18.9 million. The Company has lines of credit totaling $1 million for short-term working capital needs. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's line of business.

         Capital expenditures for property and equipment were $5.0 million, $2.3 million and $933,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These expenditures have generally consisted of computer workstations, office furniture and equipment, and leasehold improvements.

         At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

INFLATION

         To date, the Company has not been significantly impacted by inflation.

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* THE COMPANY EXPECTS THAT THE PERCENTAGE OF ITS REVENUES DERIVED FROM PRODUCTS AND RELATED SERVICES WILL INCREASE IN FUTURE YEARS, AS THE COMPANY INCREASINGLY FOCUSES ON PRODUCT SALES -- Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors. In addition, this expectation depends upon the successful integration of the acquisitions described above, which may not occur. If such integration did not occur as anticipated, revenues from products and services could be expected to decrease.

* DURING 1997, THE COMPANY PLANS TO CONTINUE ITS RESEARCH AND DEVELOPMENT INVESTMENT AND GENERAL AND ADMINISTRATIVE SPENDING AT CURRENT LEVELS AND TO INCREASE ITS SALES AND MARKETING EXPENDITURES OVER 1996 LEVELS. THE COMPANY EXPECTS THAT OPERATING EXPENSES AS A PERCENTAGE OF REVENUES WILL DECLINE IN 1997. -- This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development and also may be impacted by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors. Furthermore, this expectation depends upon the successful integration of the acquisitions described above.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $1,373,000 AT DECEMBER 31, 1996, WILL BE REALIZED -- This expectation depends mainly on the Company maintaining at current levels its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS -- the Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions may impact whether the Company has sufficient cash resources to fund its product development and marketing and sales plans for 1997 and early 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information under the heading "Election of Directors" and "Section 16(a) Reporting", in the Registrant's Proxy Statement to be filed on or about April 8, 1997. See also Part I, Item 1 "Executive Officers" of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on April 8, 1997 under the headings "Election of Directors -- Committees of the Board of Directors and Meeting Attendance", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements", and "Performance Evaluation".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates will be filed on or about April 8, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information appearing under the heading "Certain Transactions", in the Registrant's Proxy Statement which the Registrant anticipates will be filed on or about April 8, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         1.       Consolidated Financial Statements:

                  Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
                        December 31, 1996, 1995 and 1994
                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                  Consolidated Statements of Cash Flows for the years ended
                        December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements
                  Report of Independent Auditors (Ernst & Young LLP)
                  Report of Independent Accountants
                        (Price Waterhouse LLP -- San Jose California)
                  Auditors' Report (Price Waterhouse -- Ontario, Canada) Auditors' Report (McClurkin Ahier & Company)

         2.       Consolidated Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the Consolidated Financial Statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)      REPORTS ON FORM 8-K

         1.       The Company's Form 8-K filed on July 23, 1996. (File No.
                  0-27074)

         2.       The Company's Form 8-K filed on September 12, 1996. (File No.
                  0-27074)

         3. The Company's Form 8-K/A filed on November 12, 1996. (File No. 0-27074)

         4.       The Company's Form 8-K filed on November 25, 1996 (File No.
                  0-27074)

(c)      EXHIBITS

         The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

         2.1 Agreement and Plan of Merger among Secure Computing Corporation, Owl Acquisition, Inc. and Enigma Logic, Inc. dated as of June 24, 1996, as amended as of July 31, 1996.(1)

         2.2 Acquisition and Pre-Amalgamation Agreement among Secure Computing Corporation, Edge Acquisition Inc. and Border Network Technologies, Inc. dated as of May 28, 1996, as amended as of July 31, 1996.(1)

         2.3      Amalgamation Agreement dated as of August 29, 1996.(2)

         3.1      Restated Certificate of Incorporation of Registrant.(3)

         3.2      By-Laws of the Registrant.(4)

         4.1      Specimen of Common Stock certificate.(5)

         4.2      Certificate of Designation.(6)

        10.1 Registration Rights Agreement among ITI, Incorporated, Grotech Partners II, L.P., Ideas, Inc. and Bernard Farkas dated July 14, 1989.(7)

        10.2 Purchase Agreement among ITI Incorporated, Grotech Partners II, L.P., Ideas Inc. and Bernard Farkas dated July 14, 1989.(8)

        10.3 Purchase Agreement among ITI Incorporated and Corporate Venture Partners dated December 13, 1989.(9)

        10.4 First Amendment dated December 13, 1989 among ITI, Incorporated, Grotech Partners II, L.P., Ideas, Inc., and Bernard Farkas and Corporate Venture Partners to Registration Rights Agreement among ITI, Incorporated, Grotech Partners II, L.P., Ideas, Inc. and Bernard Farkas dated July 14, 1989.(10)

        10.5 Software Agreement between AT&T Information Systems Inc. and ITI, Incorporated, Agreement No. SOFT-01701, dated April 2, 1990, including Supplement No. 1, UNIX System V Release 3.0, Supplement No. 2 dated August 10, 1990; Sublicensing Agreement between AT&T Information Systems, Inc.; Letter Agreement between UNIX System Laboratories, Inc. and ITI, Inc. dated April 15, 1991; Letter Agreement modifying Software Agreement No. SOFT-01701 dated October 22, 1992; and Software Agreement between AT&T Information Systems Inc. and ITI, Incorporated, Agreement No. SOFT-02036, dated July 26, 1991.(11)

        10.6 Agreement and Plan of Merger and Reorganization among ITI Incorporated and Secure Computing Technology Company dated May 29, 1992.(12)

        10.7 Contract between the United States of America and Secure Computing Corporation, Contract No. MDA904-93-C-C034, dated December 16, 1992, including Amendment No. P00001 dated January 25, 1993; Amendment No. P00002 dated March 10, 1993; Amendment No. P00003 dated February 18, 1993; Amendment No. P00004 dated March 15, 1993; Amendment No. P00005 dated October 27, 1993; Amendment No. P00006 dated December 13, 1993; Amendment No. P00007 dated December 30, 1993; Amendment No. P00008 dated April 29, 1994; Amendment No. P00009 dated October 14, 1994; Amendment No. P00010 dated November 30, 1994; Amendment No. P00011 dated December 21, 1994; Amendment No. P00012 dated January 25, 1995; Amendment No. P00013 dated May 3, 1995; Amendment No. P00014 dated May 26, 1995; Amendment No. P00015 dated June 28, 1995; Amendment No. P00016 dated July 24, 1995; Amendment No. P00017 dated October 4, 1995; Amendment No. A00001 dated January 11, 1993; Amendment No. A00002 dated March 24, 1993; Amendment No. A00003 dated March 30, 1993; Amendment No. A00004 dated May 1, 1993; Amendment No. A00005 dated July 8, 1993.(13)

        10.8 The following amendments to Contract between the United States of America and Secure Computing Corporation, Contract No. MDA904-93-C-C034: Amendment No. A00006 effective June 4, 1996, Amendment No. P00018 effective October 13, 1995, Amendment No. P00019 effective November 13, 1995, Amendment No. P00020 effective December 15, 1995, Amendment No. P00021 effective December 11, 1995, Amendment No. P00022 effective January 5, 1996, Amendment No. P00023, effective January 22, 1996, Amendment No. P00024 effective January 29, 1996, Amendment No. P00025 effective February 12, 1996, Amendment No. P00026 effective March 11, 1996, Amendment No. P00027 effective April 10, 1996, Amendment No. P00028 effective April 11, 1996, Amendment No. P00029 effective April 24, 1996, Amendment No. P00030 effective June 6, 1996, Amendment No. P00031 effective June 6, 1996, Amendment No. P00032 effective July 2, 1996, Amendment No. P00033 effective September 12, 1996, and Amendment No. P00034 effective October 31, 1996.

        10.9 Secure Computing Corporation Profit Sharing and Retirement Plan--Summary Plan Description dated February 1, 1994.(14)

        10.10 Software License Agreement between Berkeley Software Design, Inc. and Secure Computing Corporation, dated February 7, 1994.(15)

        10.11 Second Amendment to Purchase Agreement among Secure Computing Corporation, Grotech Partners II, L.P., Corporate Venture Partners, L.P., Ideas, Inc. and Bernard Farkas dated September 19, 1994, to Purchase Agreement dated July 14, 1989 among ITI, Incorporated, Grotech Partners II, L.P., Ideas, Inc. and Bernard Farkas.(16)

        10.12 Purchase Agreement between Secure Computing Corporation and FBL Ventures of South Dakota, Inc. dated September 20, 1994.(17)

        10.13 Employment Agreement between Secure Computing Corporation and Jeffrey H. Waxman dated November 4, 1997.(18) +

        10.14 Employment Agreement between Secure Computing Corporation and Kermit M. Beseke dated December 31, 1994.(19) +

        10.15 Employment Agreement between Secure Computing Corporation and James Boyle dated October 7, 1996.(20) +

        10.16 Employment Agreement between Secure Computing Corporation and Christine Hughes dated November 8, 1996, including the letter agreement dated November 7, 1996.(21) +

        10.17 Employment Agreement between Secure Computing Corporation and Donald Whitbeck dated August 29, 1996.(22) +

        10.18 Employment Agreement between Secure Computing Corporation and Timothy P. McGurran dated August 27, 1996.(23) +

        10.19 Employment Agreement between Secure Computing Corporation and Gary D. Taggart dated October 2, 1996. +

        10.20 Employment Agreement between Secure Computing Corporation and Glenn G. Mackintosh dated August 29, 1996. (24)+

        10.21 Employment Agreement between Secure Computing Corporation and Craig A. Alesso dated September 16, 1995.(25) +

        10.22 Employment Agreement between Secure Computing Corporation and Gene C. Leonard dated September 1, 1995.(26) +

        10.23 Employment Agreement between Secure Computing Corporation and Dean Nordahl dated September 28, 1995.(27) +

        10.24 Employment Agreement between Secure Computing Corporation and Joe Anzures dated September 28, 1995.(28) +

        10.25 Description of Secure Computing Corporation Management Incentive Plan.(29) +

        10.26 Secure Computing Corporation Amended and Restated 1995 Omnibus Stock Plan. +

        10.27 Secure Computing Corporation Management Incentive Plan for 1996 for Kermit M. Beseke.(30) +

        10.28     Secure Computing Corporation Employee Stock Purchase Plan(31)+

        11.1      Statement of Computation of Earnings Per Share.

        23.1      Consent of Ernst & Young LLP.

        23.2      Consent of Price Waterhouse, Chartered Accountants, Toronto,
                  Canada.

        23.3      Consent of Price Waterhouse LLP, San Jose, California.

        23.4      Consent of McClurkin Ahier & Company, Chartered Accountants.

        24.1      Powers of Attorney

        27.1      Financial Data Schedule.

-----------------------
1 Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).

2 Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed September 12, 1996 (File No. 0-27074).

3 Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).

4 Incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

5 Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

6 Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 12, 1996 (File No. 0-27074).

7 Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

8 Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

9 Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

10 Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

11 Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

12 Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

13 Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

14 Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

15 Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

16 Incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

17 Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

18 Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

19 Incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

20 Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

21 Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

22 Incorporated by reference to Exhibit 10.7 to the Company's form 10-Q filed on November 14, 1996 (File No. 0-27074).

23 Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

24 Incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

25 Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

26 Incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

27 Incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

28 Incorporated herein by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

29 Incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

30 Incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).

31 Incorporated herein by reference to Exhibit 4.03 to the Company's Registration Statement on Form S-8 (Registration Number 333-114151)

+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K and Item 601 of Regulation S-K.





                          Secure Computing Corporation

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                     DECEMBER 31
                                                                                1996              1995
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $12,130          $32,924
   Investments                                                                  5,935                -
   Accounts receivable (net of allowance for doubtful accounts of
     1996 - $290; 1995 - $131)                                                  7,098            5,750
   Deferred income taxes                                                        1,083              936
   Inventory                                                                    1,908              606
   Other current assets                                                         1,275              250
                                                                       ------------------------------------
Total current assets                                                           29,429           40,466

Property and equipment:
   Equipment                                                                    7,843            4,690
   Furniture and fixtures                                                       2,067              914
   Leasehold improvements                                                         929              292
                                                                       ------------------------------------
                                                                               10,839            5,896
   Accumulated depreciation                                                    (4,993)          (3,050)
                                                                       ------------------------------------
                                                                                5,846            2,846

Intangible assets (net of accumulated amortization of
   1996 - $425; 1995 - $238)                                                    1,082              449
Other assets                                                                      418              500

                                                                       ------------------------------------
Total assets                                                                  $36,775          $44,261
                                                                       ====================================



                                                                                      DECEMBER 31
                                                                                 1996              1995
                                                                       ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  3,727         $  2,119
   Accrued payroll liabilities                                                  2,031            1,653
   Accrued acquisition liabilities                                              1,083                -
   Other accrued liabilities                                                    1,947              870
   Deferred revenue                                                             1,755            1,465
   Current portion of long-term debt                                                                67
                                                                       ------------------------------------
Total current liabilities                                                      10,543            6,174

Long-term debt                                                                      -               34
Stockholder debt                                                                    -            1,845


Stockholders' equity:
   Common Stock, par value $.01 per share:
     Issued and outstanding shares--December 31,
       1996 - 15,101,152 and December 31, 1995 - 12,542,196                       151              125
   Additional paid-in capital                                                  65,208           50,116
   Accumulated deficit                                                        (39,127)         (14,033)
                                                                       ------------------------------------
Total stockholders' equity                                                     26,232           36,208
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                    $36,775          $44,261
                                                                       ====================================

SEE ACCOMPANYING NOTES.


                          Secure Computing Corporation

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                 YEAR ENDED DECEMBER 31
                                                        1996              1995             1994
                                                  -----------------------------------------------------
Revenue:
     Products and services                             $  23,290          $13,081          $  4,051
     Government contracts                                 16,972           14,849            13,744
                                                  -----------------------------------------------------
                                                          40,262           27,930            17,795
  Cost of revenue                                         18,797           14,851            10,675
                                                  -----------------------------------------------------
  Gross profit                                            21,465           13,079             7,120

  Operating expenses:
     Selling and marketing                                18,425            5,376             1,856
     Research and development                              9,575            4,869             1,858
     General and administrative                            6,869            3,467             2,186
     Acquisition costs                                    13,069                -                 -
                                                  -----------------------------------------------------
                                                          47,938           13,712             5,900
                                                   =====================================================
 Operating income (loss)                                (26,473)            (633)            1,220

  Interest expense                                          (129)            (239)             (307)
  Interest and other income                                1,508              261               126
                                                  -----------------------------------------------------
  Income (loss) before income taxes                      (25,094)            (611)            1,039
  Income tax expense (benefit)                                 -               21              (502)
                                                  -----------------------------------------------------
  Net income (loss)                                     $(25,094)        $   (632)         $  1,541
                                                  =====================================================

   Net income (loss) per share:
     Primary                                            $  (1.76)        $   (.08)         $    .14
     Fully diluted                                      $  (1.76)        $   (.06)         $    .16
     Supplementary                                             -         $   (.05)         $    .17

  Weighted average shares outstanding:
     Primary                                              14,222            7,665             7,342
     Fully diluted                                        14,222           10,425             9,792
     Supplementary                                             -           10,500             9,917

SEE ACCOMPANYING NOTES.


                          Secure Computing Corporation

                 Consolidated Statement of Stockholders' Equity
                      (in thousands, except share amounts)


                                               COMMON              ADDITIONAL
                                    ------------------------------   PAID-IN      ACCUMULATED
                                        SHARES         AMOUNT        CAPITAL        DEFICIT         TOTAL
                                    ---------------------------------------------------------------------------
Balance at December 31, 1993            2,370,945       $  23       $  7,246       $(14,350)     $  (7,081)
Exercise of incentive stock options        60,906           1              6              -              7
Common Stock issued                     4,000,000          40            (12)             -             28
Preferred Stock accretion                       -           -             (6)            (3)            (9)
Dividends accrued on Preferred Stock            -           -              -           (482)          (482)
Net income for the year                         -           -              -          1,541          1,541
                                    ---------------------------------------------------------------------------
Balance at December 31, 1994            6,431,851          64          7,234        (13,294)        (5,996)
Exercise of incentive stock options       223,820           2             99              -            101
Exercise of Common Stock warrants         164,619           2            367              -            369
Common Stock issued for services           11,271           -             50              -             50
Initial public offering of Common
   Stock, net of expenses               2,250,000          22         32,687              -         32,709
Preferred Stock conversion              3,460,635          35         10,119              -         10,154
Preferred Stock accretion                       -           -            (11)             -            (11)
Dividends accrued on Preferred Stock            -           -           (429)          (107)          (536)
Net loss for the year                           -           -              -           (632)          (632)
                                    ---------------------------------------------------------------------------
Balance at December 31, 1995           12,542,196         125         50,116        (14,033)        36,208
Exercise of incentive stock options       426,394           4            991              -            995
Common Stock issued under Employee
   Stock Purchase Plan                     34,155           -            277              -            277
Compensation expense on options               -             -            197              -            197
Common Stock issued                     1,142,908          12          6,350              -          6,362
Exercise of Common Stock warrants         955,499          10          7,277              -          7,287
Net loss for the year                           -           -              -        (25,094)       (25,094)
                                    ---------------------------------------------------------------------------
Balance at December 31, 1996           15,101,152        $151        $65,208       $(39,127)       $26,232
                                    ===========================================================================

SEE ACCOMPANYING NOTES.



                          Secure Computing Corporation

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                     1996             1995              1994
                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $(25,094)        $    (632)        $  1,541
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Purchased research and development in process and
       goodwill write-off                                              4,994                 -                -
     Depreciation                                                      2,030             1,037              679
     Amortization                                                        187                39               39
     Other                                                               409               104             (457)
     Changes in operating assets and liabilities:
       Accounts receivable                                            (1,348)           (3,050)          (1,253)
       Inventory                                                      (1,302)             (337)            (165)
       Other current assets                                           (1,315)             (128)             (75)
       Accounts payable                                                1,608             1,468             (208)
       Accrued liabilities and reserves                                2,009             1,031              525
       Deferred revenue                                                  290               793              526
                                                              ------------------------------------------------------
Net cash provided by (used in) operating activities                  (17,532)              325            1,152

INVESTING ACTIVITIES
Purchases of investments                                              (8,645)                -                -
Proceeds from sales of investments                                     3,000                 -                -
Cash paid in purchase of Webster Network Strategies, Inc.               (759)                -                -
Cash paid in purchase of remaining interest in Border Network
   Technologies Europe Ltd.                                             (989)                -                -
Purchase of property and equipment                                    (5,030)           (2,314)            (933)
Increase in intangible and other assets                                 (885)             (121)             (74)
                                                              ------------------------------------------------------
Net cash used in investing activities                                (13,308)           (2,435)          (1,007)

FINANCING ACTIVITIES
Payments on notes payable and long-term debt                          (1,943)           (1,259)          (1,750)
Proceeds from notes and long-term debt                                     -               189            1,532
Proceeds from issuance of Common Stock                                11,989            33,179               35
Proceeds from issuance of Preferred Stock                                  -             1,661              967
                                                              ------------------------------------------------------
Net cash provided by financing activities                             10,046            33,770              784
                                                              ------------------------------------------------------

Increase (decrease) in cash and cash equivalents                     (20,794)           31,660              929
Cash and cash equivalents at beginning
   of year                                                            32,924             1,264              335
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                            $ 12,130           $32,924         $  1,264
                                                              ======================================================

SEE ACCOMPANYING NOTES.


FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Secure Computing Corporation (the "Company") designs and assembles products to enable electronic commerce by protecting an organization's computer network and its computers from access by unauthorized users. The Company's principal markets are commercial companies and the United States government for its network security products and the United States government under development contracts.

BASIS OF PRESENTATION

The consolidated financial statements are presented giving retroactive effect to the Company's mergers with Border Network Technologies Inc. (now known as Secure Computing Canada Ltd.) and Enigma Logic, Inc. which have been accounted for under the pooling of interests method (see Note 2.)

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Products and Services

The Company recognizes product revenues at the time of shipment. The Company has entered into customer support and maintenance agreements with various customers. These obligations are recognized either ratably as the obligations are fulfilled or upon completion of performance.

Government Contracts

Government contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on government contracts.

Under its government contracts, the Company bears the risk that increased or unexpected costs required to perform specified services may reduce the amount of the Company's fee. In addition, recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency, which could result in amounts previously billed being renegotiated. Pursuant to their terms, these contracts are generally also subject to termination at the convenience of the applicable government agency. If the contract is terminated, the Company typically would be reimbursed for its costs to the date of its termination plus the cost of an orderly termination, and paid a portion of the fees.

At December 31, 1996 and 1995, the Company had deferred revenue of $178 and $382, respectively, related to government contracts.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY

Inventory consists mainly of purchased components and prepaid licenses and is valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the assets.

INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks and are amortized using the straight-line method over the estimated useful lives of the assets, which range up to ten years.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Foreign assets and liabilities are translated using the year-end rates of exchange. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of one year.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the periods presented after giving effect to the application of Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common shares issued and stock options and warrants granted by the Company at a price less than the initial public offering price during the twelve months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods up to the initial public offering date. The fully diluted income (loss) per share is presented using the "if converted" method and reflects the impact of the conversion of the preferred stock to common stock at the beginning of the earliest period presented or at the date of issuance, if later.

In computing supplementary net income (loss) per share, interest expense related to bank debt retired with the proceeds of Common Stock issued in the initial public offering has been added back to net income (loss). The weighted average number of shares used in the calculation consists of common and common equivalent shares, if dilutive, outstanding during the period after giving effect to the conversion of all preferred stock to Common Stock, additional SAB No. 83 shares as determined above and the required shares of Common Stock issued to repay bank debt.

STOCK OPTIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", regarding disclosure of pro-forma information for stock compensation. As is allowed by Statement No. 123, the Company will continue to measure compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

RECLASSIFICATIONS

Certain amounts presented in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

2. ACQUISITIONS

In May 1996, the Company acquired Webster Network Strategies, Inc. ("Webster"), a Florida based Internet software developer, for 102,000 shares of Common Stock and $749 cash, which includes expenses of $249, in exchange for all outstanding common stock of Webster. The acquisition has been accounted for using the purchase method. Subsequent to the acquisition, the Company expensed all purchased research and development in process of $3,894 based upon an independent appraisal.

In August 1996, the Company acquired network security software developers Border Network Technologies, Inc. ("Border") and Enigma Logic, Inc. ("Enigma"). Both the Border and the Enigma acquisitions were accounted for under the pooling of interests method. As a result of the Border acquisition, the Company exchanged approximately 6,000,000 shares of Common Stock, in the form of Secure Computing Canada exchangeable shares ("exchangeable shares"), for all of the outstanding common stock of Border. The exchangeable shares may be converted at any time into Common Stock on a one to one basis at each stockholders' option. In the Enigma acquisition, approximately 2,060,000 shares of Common Stock were exchanged for all of the outstanding common stock of Enigma. In addition, outstanding Border and Enigma stock options were converted into options to purchase approximately 1,160,000 shares of the Company's Common Stock. Separate results of operations for the periods prior to the acquisitions are as follows:

                         SIX MONTHS ENDED
                              JUNE 30             YEAR ENDED DECEMBER 31
                               1996               1995              1994
                        --------------------------------------------------------
                            (UNAUDITED)
   Revenue:
     Secure                  $  13,438            $20,712           $15,230
     Border                      4,506              3,317               139
     Enigma                      2,478              3,901             2,426
                        --------------------------------------------------------
   Combined                  $  20,422            $27,930           $17,795
                        ========================================================

   Net income (loss):
     Secure                  $  (9,189)          $   (974)          $ 1,493
     Border                     (4,474)                50                (9)
     Enigma                     (2,857)               292                57
                        --------------------------------------------------------
   Combined                   $(16,520)          $   (632)          $ 1,541
                        ========================================================

Also in May 1996, Border acquired the remaining 68% interest it did not own in Border Network Technologies Europe Limited for Border common shares equivalent to 40,908 shares of Common Stock and $989 in cash. Goodwill of $1,100 that was recorded in this transaction was subsequently expensed as acquisition costs when Border was acquired by the Company.

3. INVESTMENTS

At December 31, 1996, investments consist of U.S. Treasury bills with original maturities of less than one year. The investments are stated at cost plus accrued interest which approximates fair market value.

4. ACCOUNTS RECEIVABLE

Approximately 26% and 46% of accounts receivable were due from the United States government at December 31, 1996 and 1995, respectively. Unbilled accounts receivable from all customers were $202 and $640 at December 31, 1996 and 1995, respectively.

5. STOCKHOLDER DEBT

A stockholder of the Company had made cash advances in exchange for notes bearing interest at rates ranging from 9.5% to 12%. The notes were fully repaid in 1996. Accrued interest of $562 is included in the balance at December 31, 1995.

In August 1994, the holder of a convertible debenture converted the $250 in principal and all accrued and unpaid interest into 136,409 shares of the Company's Series A Cumulative Redeemable Convertible Preferred Stock at a conversion rate of $2.24 per share.

6. DEBT

Long-term debt consists of the following:

                                              DECEMBER 31
                                        1996              1995
                                  ------------------------------------

   Bank line of credit                     $-            $  50
   Term note                                -                8
   Bank installment loan                    -               43
                                  ------------------------------------
                                            -              101
   Less current portion                     -              (67)
                                  ------------------------------------
                                           $-            $  34
                                  ====================================

The Company has a $1,000 short-term line of credit, on which none has been drawn as of December 31, 1996. The line bears interest on the outstanding balance at an annual rate equal to the prime rate plus 1% and is secured by the general business assets of the Company.

7. LEASES

The Company leases office space for all of its locations. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

   1997                           $  1,756
   1998                              1,615
   1999                              1,562
   2000                              1,557
   2001                              1,285
   Thereafter                        4,878
                             -------------------
                                   $12,653
                             ===================

Rent expense was $2,488, $916 and $605 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. CAPITAL STOCK

1995 REORGANIZATION AND STOCK SPLIT

On September 30, 1995, the Company effected a reorganization (the "1995 Reorganization") which included a 1.25-for-1 split of the Company's Common Stock. Accordingly, all share, per share, weighted average share information and redeemable convertible preferred stock have been restated to reflect the split.

Following the 1995 Reorganization, the Company had 30,460,635 shares of authorized capital stock, consisting of 25,000,000 shares of Common Stock and 5,460,635 shares of Preferred Stock, of which 3,127,302 shares were designated Series A Convertible Preferred Stock, 333,333 were designated Series B Convertible Preferred Stock and 2,000,000 shares of Preferred Stock undesignated as to its series. In December 1995, the Board of Directors elected to decrease the amount of authorized Preferred Stock to 2,000,000 undesignated shares.

INITIAL PUBLIC OFFERING

In November 1995, the Company sold 2,250,000 shares of Common Stock in an initial public offering from which the Company received $33,480 before deducting expenses.

PREFERRED STOCK

Upon the conclusion of the Company's initial public offering, all outstanding shares of preferred stock were converted on a one for one basis to Common Stock. Prior to that date, the Company had issued 3,127,302 shares of $2.24 Series A Cumulative Redeemable Convertible Preferred Stock and 333,333 shares of $3.00 Series B Cumulative Redeemable Convertible Preferred Stock.

Series A and B Preferred Stock accrued cumulative dividends at $.20 and $.24 per share per annum, respectively. Dividends in arrears prior to conversion for Series A Convertible Preferred Stock at November 17, 1995 and December 31, 1994 were $2,093 and $1,624, respectively, and for Series B Cumulative Redeemable Convertible Preferred Stock at November 17, 1995 and December 31, 1994 were $90 and $23, respectively. Upon conversion, all rights to receive the dividends in arrears ceased.

WARRANTS

Warrants for the purchase of 164,619 shares of Common Stock at $2.24 per share and warrants for the purchase of 741,494 shares of Series A Convertible Preferred Stock at $2.24 per share that were outstanding at December 31, 1994 were fully exercised during 1995.

9. STOCK OPTIONS

In September 1995, the Board of Directors and the stockholders approved the Company's 1995 Omnibus Stock Plan (the "Stock Plan"). Under the terms of the Stock Plan, key employees and non-employees may be granted options to purchase up to 3,944,131 shares of the Company's Common Stock. Options granted typically have ten year terms and vest annually over three years.

A summary of changes in outstanding options and common shares reserved under the Stock Plan are as follows:


                                                                                  WEIGHTED AVERAGE
                                          SHARES AVAILABLE        OPTIONS        EXERCISE PRICE PER
                                              FOR GRANT         OUTSTANDING             SHARE
                                         -----------------------------------------------------------
   Balance at December 31, 1993                   322,144            607,585       $    .43
     Shares authorized                            350,430                  -              -
     Granted or became exercisable               (502,251)           502,251           1.02
     Exercised                                          -            (60,906)           .10
     Canceled                                      45,765            (45,765)           .55
                                         -----------------------------------------------------------
   Balance at December 31, 1994                   216,088          1,003,165            .73
     Shares authorized                            379,390                  -              -
     Granted or became exercisable               (445,790)           445,790           4.10
     Exercised                                          -           (225,445)           .39
     Canceled                                      90,957            (92,044)           .73
                                         -----------------------------------------------------------
   Balance at December 31, 1995                   240,645          1,131,466           2.14
     Shares authorized                          2,084,570                  -              -
     Granted or became exercisable             (2,397,152)         2,397,152          10.29
     Exercised                                          -           (426,394)          2.33
     Canceled                                     188,188           (188,188)          6.88
                                         -----------------------------------------------------------
   Balance at December 31, 1996                   116,251          2,914,036           9.01
                                         ===========================================================

The following table summarizes information about the stock options outstanding at December 31, 1996:

                                                Options Outstanding                      Options Exercisable
                                 --------------------------------------------------- -----------------------------
                                                                        Weighted-                     Weighted-
                                                      Weighted-          Average                       Average
                                     Number       Average Remaining      Exercise        Number        Exercise
    Range of Exercise Price       Outstanding      Contractual Life       Price       Exercisable       Price
-------------------------------- --------------- --------------------- ------------- --------------- -------------
$.01 - $1.60                          488,834         7.5 years          $    .91         419,634         $   .90
$2.22 - $3.66                         502,251         8.5 years              3.19         456,268            3.13
$6.66 - $8.50                         353,401           9 years              6.97         129,185            6.97
$9.75                                 750,000          10 years              9.75            -                  -
$10.50 - $30.00                       819,550         9.5 years             18.00          57,833           14.07
-------------------------------- --------------- --------------------- ------------- --------------- ------------
$.01 - $30.00                       2,914,036           9 years              9.01       1,062,920         $  3.32
================================ =============== ===================== ============= =============== =============

Options outstanding under the Stock Plan expire at various dates from 2002 to 2006. The number of options exercisable as of December 31, 1996, 1995 and 1994 were 1,062,920, 565,496 and 482,181, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 1996 and 1995 are $10.29 and $4.26 and 9.5 and 8.5 years, respectively.

The Company also has an Employee Stock Purchase Plan under which 150,000 shares have been reserved for purchase by employees. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are each three months. Employees may designate up to 10% of their compensation for the purchase of stock under the Plan.

Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company's Common Stock of
 .80 and 3.51; and a weighted average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              YEAR ENDED DECEMBER 31
                                             1996              1995
                                       ------------------------------------

   Pro forma net loss                        $(30,217)          $(956)
                                       ====================================

   Pro forma loss per share                  $  (2.12)          $(.09)
                                       ====================================

The pro forma effect on the net loss for 1996 and 1995 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                                   DECEMBER 31
                                                             1996              1995
                                                       ------------------------------------
   Deferred tax assets:
     Accrued liabilities                                    $   1,110         $    585
     Book over tax depreciation and amortization                  167              113
     Income tax credits                                           312              260
     Net operating loss carryforward                           12,117            5,963
                                                       ------------------------------------
     Total deferred tax assets                                 13,706            6,921
     Less valuation allowance                                 (12,333)          (5,548)
                                                       ------------------------------------
   Net deferred tax assets                                  $   1,373          $ 1,373
                                                       ====================================

Management believes it is more likely than not that the net deferred tax assets of $1,373 at December 31, 1996 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 1996, the Company had a net operating loss carryforward (NOL) of approximately $30,300 which is available to offset taxable income through 2011. For financial reporting purposes, a valuation allowance has been recorded to offset deferred tax assets that may not be realized. Included in the NOL is approximately $7,000 of deductions resulting from disqualifying dispositions of stock options. These deductions currently have a full valuation allowance and when realized for financial statement purposes they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as additional paid-in-capital.

Section 382 of the Internal Revenue Code restricts the annual utilization of the NOL's incurred prior to a change in ownership. Such a change in ownership may have occurred in connection with stock transactions in 1993 and 1996, and the Company is currently assessing possible restrictions on the use of its NOL as a result of such possible change in ownership. There can be no assurance that certain of the Company's NOL will be available for use in the future.

Significant components of income tax expense (benefit) are foreign income taxes in 1995 of $21 and deferred federal and state taxes of $(502) in 1994. In 1995, $25 of taxes were paid. No income taxes were paid in 1996 or 1994.

A reconciliation of statutory federal income taxes to the income tax expense (benefit) recorded is as follows:

                                                          YEAR ENDED DECEMBER 31
                                                  1996             1995              1994
                                           ------------------------------------------------------

   Income taxes at statutory rate                 $(8,785)       $  (239)           $  367
   State taxes, net of federal benefit             (1,255)           (34)               52
   Foreign taxes                                        -             21                 -
   Change in valuation allowance                    5,539            391              (894)
   Use of net operating loss carryforwards              -           (102)              (20)
   Non-deductible acquisition costs                 4,470              -                 -
   Other                                               31            (16)               (7)
                                           ------------------------------------------------------
                                                  $     -        $    21            $ (502)
                                           ======================================================

The change in the valuation allowance includes the effect of disqualifying dispositions of stock options which as discussed above do not impact tax expense.

11. EMPLOYEE BENEFIT PLAN

The Company has a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all U.S. employees of the Company. The Company also has voluntary defined contribution plans which cover substantially all employees of the Company. Contributions to the latter are limited to the employer's discretionary annual contribution.

The Company recognized expense for contributions to the plans as follows:

                                                          YEAR ENDED DECEMBER 31
                                                  1996             1995              1994
                                           ------------------------------------------------------
   Defined contribution plan (401K)              $  61             $  44            $  31
   Voluntary contribution plans                    367               451              287
                                           ------------------------------------------------------
                                                  $428              $495             $318
                                           ======================================================

12. FOREIGN SALES

Sales to foreign customers accounted for 21%, 14% and 3% of total revenue in the years ended December 31, 1996, 1995 and 1994, respectively.

13. CONTINGENCIES

The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that there is a probability that such litigation will have a material effect on the financial position of the Company.



                         Report of Independent Auditors

The Board of Directors
Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Enigma Logic, Inc. and Border Network Technologies Inc., which statements reflect total assets constituting 7% in 1995, and total revenues constituting 26% in 1995 and 14% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Enigma Logic, Inc. and Border Network Technologies, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
January 30, 1997


                       Report of Independent Accountants

To the Board of Directors and Shareholders of Enigma Logic, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, shareholder' deficit and cash flows present fairly, in all material respects, the fiancial position of Enigma Logic, Inc. at December 31, 1995 and 1994 and the results of its operations and its cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting princples used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Price Waterhouse LLP
San Jose, California
March 1, 1996




PRICE WATERHOUSE

March 29, 1996

AUDITORS' REPORT

To the Shareholders of
Border Network Technologies Inc.

We have audited the consolidated balance sheet of Border Network Technologies Inc. as at December 31, 1995 and the consolidated statements of operations and retained earnings (deficit) and changes in financial position for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1995 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.

The financial statements as at December 31, 1994 and for the period then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated October 2, 1995.

/s/ Price Waterhouse
Chartered Accountants
Toronto, Ontario



                                AUDITORS' REPORT

TO THE SHAREHOLDERS
BORDER NETWORK TECHNOLOGIES INC.

We have audited the balance sheet of Border Network Technologies Inc. as at December 31, 1994 and the statements of loss and deficit and changes in financial position for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations and the changes in its financial position for the period then ended in accordance with generally accepted accounting principles.

Mississauga, Ontario                               /s/ McClurkin Ahier & Company
October 2, 1995                                    CHARTERED ACCOUNTANTS

57 Queen Street South, Mississauga. Ontario L5M lK5 Tel: (905) 858-4147
Fax: (905) 858-1162



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURE COMPUTING CORPORATION

Date:  March 31, 1997                By /s/ Jeffrey H. Waxman
                                        -------------------------------------
                                        Jeffrey H. Waxman
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on March 31, 1997.

Signature                                        Title

     /s/ Jeffrey H. Waxman              President and Chief Executive Officer
--------------------------------        and Director
Jeffrey H. Waxman                       (Principal Executive Officer)


     /s/ Timothy P. McGurran            Chief Financial Officer
--------------------------------        (Principal Financial and Accounting
Timothy P. McGurran                     Officer)

         *                              Director
--------------------------------
Robert Forbes

         *                              Director
--------------------------------
Robert J. Frankenberg

         *                              Director
--------------------------------
Timothy H. Hanson

         *                              Director
--------------------------------
Ervin F. Kamm, Jr.

         *                              Director
--------------------------------
Glenn G. Mackintosh

         *                              Director
--------------------------------
Stephen M. Puricelli

         *                              Director
--------------------------------
Eric P. Rundquist

         *                              Director
--------------------------------
Dennis J. Shaughnessy

* Jeffrey H. Waxman by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to power of attorney duly executed by such persons.

                                                 /s/ Jeffrey H. Waxman
                                           -----------------------------------
                                           Jeffrey H. Waxman, Attorney in fact


                          Secure Computing Corporation

                                   Schedule II
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1995 and 1994

                                                    Additions
                                      Balance at    Charged to
                                      Beginning     Costs and       Less         Balance at
 Description                          of Year       Expenses      Deductions     End of Year
                                      ---------     ---------     ----------     -----------
 Year Ended 12/31/96:

  Contract loss reserve               $ 250,000     $    --       $    --        $ 250,000

  Warranty reserves                     120,000        35,000       (90,000)        65,000

  Sales return allowance                 70,000        50,000          --          120,000

  Allowance for doubtful accounts       131,000       462,000      (303,000)       290,000

  Inventory reserve                        --         150,000          --          150,000
                                      =========     =========     =========      =========
      Total                           $ 571,000     $ 697,000     $(393,000)     $ 875,000
                                      =========     =========     =========      =========
Year Ended 12/31/95:

  Contract loss reserve               $ 200,000     $  50,000     $    --        $ 250,000

  Warranty reserve                       34,000        86,000          --          120,000

  Sales return allowance                   --          70,000          --           70,000

  Allowance for doubtful accounts       165,000       115,000      (149,000)       131,000

                                      =========     =========     =========      =========
      Total                           $ 399,000     $ 321,000     $(149,000)     $ 571,000
                                      =========     =========     =========      =========
Year Ended 12/31/94:

  Contract loss reserve               $ 154,000     $  46,000     $    --        $ 200,000

  Allowance for doubtful accounts       150,000        65,000       (50,000)       165,000

  Warranty reserves                        --          34,000          --           34,000
                                      =========     =========     =========      =========
      Total                           $ 304,000     $ 145,000     $ (50,000)     $ 399,000
                                      =========     =========     =========      =========



                                INDEX TO EXHIBITS


EXHIBIT     DESCRIPTION                                                                                     PAGE
-------     -----------                                                                                     ----
  2.1       Agreement and Plan of Merger among Secure Computing Corporation,  Owl Acquisition,  Inc.    Incorporated by
            and Enigma Logic, Inc. dated as of June 24, 1996, as amended as of July 31, 1996.(1)        reference


  2.2       Acquisition and  Pre-Amalgamation  Agreement among Secure  Computing  Corporation,  Edge    Incorporated
            Acquisition  Inc. and Border  Network  Technologies,  Inc.  dated as of May 28, 1996, as    by reference
            amended as of July 31, 1996.(1)

  2.3       Amalgamation Agreement dated as of August 29, 1996.(2)                                      Incorporated by
                                                                                                        reference

  3.1       Restated Certificate of Incorporation of Registrant.(3)                                     Incorporated by
                                                                                                        reference

  3.2       By-Laws of the Registrant.(4)                                                               Incorporated by
                                                                                                        reference

  4.1       Specimen of Common Stock certificate.(5)                                                    Incorporated by
                                                                                                        reference

  4.2       Certificate of Designation.(6)                                                              Incorporated by
                                                                                                        reference

 10.1       Registration  Rights  Agreement  among ITI,  Incorporated,  Grotech  Partners  II, L.P.,    Incorporated by
            Ideas, Inc. and Bernard Farkas dated July 14, 1989.(7)                                      reference

 10.2       Purchase  Agreement among ITI  Incorporated,  Grotech  Partners II, L.P., Ideas Inc. and    Incorporated by
            Bernard Farkas dated July 14, 1989.(8)                                                      reference

 10.3       Purchase   Agreement  among  ITI  Incorporated  and  Corporate  Venture  Partners  dated    Incorporated by
            December 13, 1989.(9)                                                                       reference

 10.4       First Amendment dated December 13, 1989 among ITI, Incorporated, Grotech Partners II,
            Incorporated by L.P., Ideas, Inc., and Bernard Farkas and Corporate Venture Partners to
            Registration reference Rights Agreement among ITI, Incorporated, Grotech Partners II,
            L.P., Ideas, Inc. and Bernard Farkas dated July 14, 1989.(10)

 10.5       Software  Agreement  between  AT&T  Information  Systems  Inc.  and  ITI,  Incorporated,    Incorporated by
            Agreement  No. SOFT-01701,  dated April 2, 1990, including Supplement No. 1, UNIX System    reference
            V Release 3.0,  Supplement No. 2 dated August 10, 1990;  Sublicensing  Agreement between
            AT&T Information Systems, Inc.; Letter Agreement between UNIX System Laboratories,  Inc.
            and ITI, Inc. dated April 15, 1991; Letter Agreement  modifying  Software  Agreement No.
            SOFT-01701  dated  October 22, 1992;  and Software  Agreement  between AT&T  Information
            Systems Inc. and ITI, Incorporated, Agreement No. SOFT-02036, dated July 26, 1991.(11)

 10.6       Agreement  and Plan of Merger  and  Reorganization  among ITI  Incorporated  and  Secure    Incorporated by
            Computing Technology Company dated May 29, 1992.(12)                                        reference

 10.7       Contract between the United States of America and Secure Computing Corporation, Contract    Incorporated by
            No. MDA904-93-C-C034, dated December 16, 1992, including Amendment No. P00001 dated         reference
            January 25, 1993; Amendment No. P00002 dated March 10, 1993; Amendment No. P00003 dated
            February 18, 1993; Amendment No. P00004 dated March 15, 1993; Amendment No. P00005 dated
            October 27, 1993; Amendment No. P00006 dated December 13, 1993; Amendment No. P00007 dated December 30, 1993; Amendment No. P00008 dated April 29, 1994; Amendment No. P00009 dated October 14, 1994; Amendment No. P00010 dated November 30, 1994; Amendment No.
            P00011 dated December 21, 1994; Amendment No. P00012 dated January 25, 1995; Amendment
            No. P00013 dated May 3, 1995; Amendment No. P00014 dated May 26, 1995; Amendment No.
            P00015 dated June 28, 1995; Amendment No. P00016 dated July 24, 1995; Amendment No.
            P00017 dated October 4, 1995; Amendment No. A00001 dated January 11, 1993; Amendment No.
            A00002 dated March 24, 1993; Amendment No. A00003 dated March 30, 1993; Amendment No.
            A00004 dated May 1, 1993; Amendment No. A00005 dated July 8, 1993.(13)

 10.8       The following amendments to Contract between the United States of America and Secure Filed  Filed
            Computing Corporation, Contract No. MDA904-93-C-C034: Amendment No. A00006 effective June   Electronically
            4, 1996, Amendment No. P00018 effective October 13, 1995, Amendment No. P00019 effective
            November 13, 1995, Amendment No. P00020 effective December 15, 1995, Amendment No. P00021 effective December 11, 1995, Amendment No. P00022 effective January 5, 1996, Amendment No.
            P00023, effective January 22, 1996, Amendment No. P00024 effective January 29, 1996,
            Amendment No. P00025 effective February 12, 1996, Amendment No. P00026 effective March 11,
            1996, Amendment No. P00027 effective April 10, 1996, Amendment No. P00028 effective April
            11, 1996, Amendment No. P00029 effective April 24, 1996, Amendment No. P00030 effective
            June 6, 1996, Amendment No. P00031 effective June 6, 1996, Amendment No. P00032 effective
            July 2, 1996, Amendment No. P00033 effective September 12, 1996, and Amendment No. P00034 effective October 31, 1996.

 10.9       Secure  Computing   Corporation   Profit  Sharing  and  Retirement   Plan--Summary  Plan    Incorporated by
            Description dated February 1, 1994.(14)                                                     reference

 10.10      Software License Agreement  between Berkeley Software Design,  Inc. and Secure Computing    Incorporated by
            Corporation, dated February 7, 1994.(15)                                                    reference

 10.11      Second Amendment to Purchase Agreement among Secure Computing Corporation, Grotech
            Incorporated by Partners II, L.P., Corporate Venture Partners, L.P., Ideas, Inc. and
            Bernard Farkas reference dated September 19, 1994, to Purchase Agreement dated July 14,
            1989 among ITI, Incorporated, Grotech Partners II, L.P., Ideas, Inc. and Bernard
            Farkas.(16)

 10.12      Purchase  Agreement  between  Secure  Computing  Corporation  and FBL  Ventures of South    Incorporated by
            Dakota, Inc. dated September 20, 1994.(17)                                                  reference

 10.13      Employment  Agreement  between Secure Computing  Corporation and Jeffrey H. Waxman dated    Incorporated by
            November 4, 1997.(18) +                                                                     reference

 10.14      Employment  Agreement  between Secure Computing  Corporation and Kermit M.  Beseke dated    Incorporated by
            December 31, 1994.(19) +                                                                    reference

 10.15      Employment  Agreement  between  Secure  Computing  Corporation  and  James  Boyle  dated    Incorporated by
            October 7, 1996.(20)                                                                        reference

 10.16      Employment  Agreement  between Secure  Computing  Corporation and Christine Hughes dated    Incorporated by
            November 8, 1996, including the letter agreement dated November 7, 1996. (21) +             reference

 10.17      Employment  Agreement  between Secure  Computing  Corporation  and Donald Whitbeck dated    Incorporated by
            August 29, 1996. (22) +                                                                     reference

 10.18      Employment Agreement between Secure Computing Corporation and Timothy P.  McGurran dated    Incorporated by
            August 27, 1996. (23) +                                                                     reference

 10.19      Employment  Agreement  between Secure  Computing  Corporation  and Gary D. Taggart dated    Filed
            October 2, 1996. +                                                                          Electronically

 10.20      Employment Agreement between Secure Computing Corporation and Glenn G. Mackintosh dated     Filed
            August 29, 1996. (24) +                                                                     Electronically

 10.21      Employment  Agreement  between Secure  Computing  Corporation and Craig A.  Alesso dated    Incorporated by
            September 16, 1995.(25) +                                                                   reference

 10.22      Employment  Agreement  between Secure  Computing  Corporation and Gene C.  Leonard dated    Incorporated by
            September 1, 1995.(26) +                                                                    reference

 10.23      Employment  Agreement  between  Secure  Computing  Corporation  and Dean  Nordahl  dated    Incorporated by
            September 28, 1995.(27) +                                                                   reference

 10.24      Employment  Agreement  between  Secure  Computing  Corporation  and  Joe  Anzures  dated    Incorporated by
            September 28, 1995.(28) +                                                                   reference

 10.25      Description of Secure Computing Corporation Management Incentive Plan.(29) +                Incorporated by
                                                                                                        reference

 10.26      Secure Computing Corporation Amended and Restated 1995 Omnibus Stock Plan. +                Filed
                                                                                                        Electronically

 10.27      Secure Computing Corporation Management Incentive Plan for 1996 for Kermit M. Beseke.(30)+  Incorporated by
                                                                                                        reference

 10.28      Secure Computing Corporation Employee Stock Purchase Plan(31)+                              Incorporated by
                                                                                                        reference

 11.1       Statement of Computation of Earnings Per Share.                                             Filed
                                                                                                        Electronically

 23.1       Consent of Ernst & Young LLP.                                                               Filed
                                                                                                        Electronically

 23.2       Consent of Price Waterhouse, Chartered Accountants, Toronto, Canada.                        Filed
                                                                                                        Electronically

 23.3       Consent of Price Waterhouse, LLP, San Jose, California.                                     Filed
                                                                                                        Electronically

 23.4       Consent of McClurkin Ahier & Company, Chartered Accountants.                                Filed
                                                                                                        Electronically

 24.1       Powers of Attorney                                                                          Filed
                                                                                                        Electronically

 27.1       Financial Data Schedule.                                                                    Filed
                                                                                                        Electronically

-------------

1 Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).

2 Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed September 12, 1996 (File No. 0-27074).

3 Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).

4 Incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

5 Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

6 Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 12, 1996 (File No. 0-27074).

7 Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

8 Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

9 Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

10 Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

11 Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

12 Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

13 Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

14 Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

15 Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

16 Incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

17 Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

18 Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

19 Incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

20 Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

21 Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

22 Incorporated by reference to Exhibit 10.7 to the Company's form 10-Q filed on November 14, 1996 (File No. 0-27074).

23 Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

24 Incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

25 Incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

26 Incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

27 Incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

28 Incorporated herein by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

29 Incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

30 Incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).

31 Incorporated herein by reference to Exhibit 4.03 to the Company's Registration Statement on Form S-8 (Registration Number 333-114151)

+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K and Item 601 of Regulation S-K.