Form 10-Q
period 1997-03-31
SECURE COMPUTING CORP
filed 1997-04-28
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended March 31, 1997

                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

Commission file number  0-27074

                          SECURE COMPUTING CORPORATION
        -----------------------------------------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 15,427,620 issued and outstanding as of April 23, 1997, which number includes (i) 3,367,120 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock and (ii) securities that are immediately convertible into 10,908 Exchangeable Shares.


                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q



PART I.      FINANCIAL INFORMATION                                      PAGE NO.

Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets
               (Unaudited) as of March 31, 1997 and
               December 31, 1996                                             3

               Condensed Consolidated Statements of
               Operations (Unaudited) for the three
               months ended March 31, 1997
               and 1996                                                      4

               Condensed Consolidated Statements of
               Cash Flows (Unaudited) for the three
               months ended March 31, 1997
               and 1996                                                      5

               Notes to the Condensed Consolidated Financial
               Statements (Unaudited)                                        6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                                 7-9


PART II.    OTHER INFORMATION                                            10-11


            SIGNATURES                                                      12




                          PART 1. Financial Information

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                 (Unaudited, in thousands except share amounts)

                                                           3/31/97      12/31/96
                                                           --------     --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $ 10,879     $ 12,130
   Investments                                                2,987        5,935
   Accounts receivable, net                                   8,595        7,098
   Other current assets                                       3,230        4,266
                                                           --------     --------
     Total current assets                                    25,691       29,429

PROPERTY AND EQUIPMENT, AT COST                              11,670       10,839
   Less accumulated depreciation and amortization            (5,529)      (4,993)
                                                           --------     --------
                                                              6,141        5,846

OTHER ASSETS                                                  1,554        1,500
                                                           --------     --------
                                                           $ 33,386     $ 36,775
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities          $  7,363     $  8,788
   Deferred revenue                                           1,808        1,755
                                                           --------     --------
     Total current liabilities                                9,171       10,543

STOCKHOLDERS' EQUITY
   Common Stock, par value $.01; 25,000,000 shares
     authorized; issued and outstanding - March 31,
     1997--15,407,233 and December 31, 1996--15,101,152         154          151
   Additional paid-in capital                                66,149       65,208
   Accumulated deficit                                      (42,088)     (39,127)
                                                           --------     --------
     Total stockholders' equity                              24,215       26,232
                                                           --------     --------
                                                           $ 33,386     $ 36,775
                                                           ========     ========

     See accompanying notes to condensed consolidated financial statements.



                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996

               (Unaudited, in thousands except per share amounts)


                                        Three months    Three months
                                           ended           ended
                                          3/31/97         3/31/96
                                          --------        --------
Revenue:
   Products and services                  $  6,411        $  5,738
   Government contracts                      4,198           5,351
                                          --------        --------
                                            10,609          11,089

Cost of revenue                              5,131           5,050
                                          --------        --------
Gross profit                                 5,478           6,039

Operating expenses:
   Selling and marketing                     4,670           2,768
   Research and development                  2,707           1,947
   General and administrative                1,215           1,376
                                          --------        --------
                                             8,592           6,091
                                          --------        --------
Operating loss                              (3,114)            (52)

Net interest income                            153             392
                                          --------        --------
Income (loss) before income taxes           (2,961)            340

Income taxes                                  --               169
                                          --------        --------
Net income (loss)                         $ (2,961)       $    171
                                          ========        ========

Net income (loss) per share               $   (.19)       $    .01
                                          ========        ========

Weighted average shares outstanding         15,314          13,965
                                          ========        ========

     See accompanying notes to condensed consolidated financial statements.



                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996

                            (Unaudited, in thousands)

                                                             Three months    Three months
                                                                ended           ended
                                                               3/31/97         3/31/96
                                                               --------        --------
NET CASH USED IN OPERATING ACTIVITIES                          $ (4,149)       $ (1,469)

INVESTING ACTIVITIES
   Proceeds from sales of investments                             3,000            --
   Purchase of property and equipment                              (831)         (1,438)
   Increase in intangibles and other assets                        (215)            (34)
                                                               --------        --------
     Net cash provided by (used in) investing activities          1,954          (1,472)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                    --               159
   Proceeds from issuance of Common Stock                           944          10,409
                                                               --------        --------
     Net cash provided by financing activities                      944          10,568
                                                               --------        --------
     Increase (decrease) in cash and cash equivalents            (1,251)          7,627

Cash and cash equivalents beginning of period                    12,130          32,924
                                                               --------        --------
Cash and cash equivalents at end of period                     $ 10,879        $ 40,551
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by Secure Computing Corporation (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements for all periods presented have been restated to reflect the pooling of interests of the Company and its acquired subsidiaries Secure Computing Canada Ltd. (formerly Border Network Technologies Inc.) and Enigma Logic, Inc.

3.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share for the three months ended March 31, 1997 and 1996 are computed using the weighted average number of common stock outstanding during the periods including common stock equivalents if dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact expected to net income
         (loss) per share for the three months periods ended March 31, 1997 and March 31, 1996.




                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

REVENUE. The Company's revenue decreased by 4.3 percent to $10,609,000 for the first quarter of 1997, down from $11,089,000 in the same period of 1996. The decrease resulted from lower government contracts revenue. Products and services revenue was $6,411,000 for the quarter, an increase of 11.7 percent over 1996. Government contracts revenue was $4,198,000 for the quarter, a decrease of 21.5 percent from 1996. Government contracts revenue in the first quarter of 1996 reflected a one-time acceleration of the Company's effort on the Secure Network Server program. The Company expects quarterly revenue from government contracts for the rest of 1997 to remain comparable to the first quarter of 1997.

GROSS PROFIT. Gross profit as a percentage of revenue decreased from 54.5 percent in the first quarter of 1996 to 51.6 percent in the same period of 1997. The decrease resulted mainly from certain bundled hardware and software sales within products and services revenue in 1997, which carry lower margins than software only sales, increasing as a percentage of the revenue mix. The Company believes that margins for the remainder of the year should trend higher.

SELLING AND MARKETING. Selling and marketing expenses increased by 68.7 percent to $4,670,000 in the first quarter of 1997, up from $2,768,000 in the same period of 1996. As a percentage of revenue, selling and marketing expenses were
44.0 percent for the quarter compared to 25.0 percent in 1996. The increase resulted primarily from expenses associated with a stronger sales and marketing presence needed due to competitive pressures and personnel additions made to position the Company for future growth. The Company expects selling and marketing expenses will increase during the remainder of the year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 39.0 percent to $2,707,000 in the first quarter of 1997, up from $1,947,000 in the same period of 1996. As a percentage of revenue, research and development expenses were 25.5 percent for the quarter compared to 17.6 percent in 1996. The increase resulted primarily from the Company's continued development investments in new and existing products, including Secure Computing Firewall for NT and enhanced versions of the Company's other firewall and authentication products.

GENERAL AND ADMINISTRATIVE. As a percentage of revenue, general and administrative expenses were 11.4 percent for the first quarter of 1997, compared to 12.4 percent for the first quarter of 1996. The Company expects the quarterly amount of general and administrative expenses for the rest of 1997 to remain at levels comparable to those of the first quarter of 1997.

NET INTEREST INCOME. The difference in net interest income between the periods reflects lower cash and investment balances in 1997 as compared to 1996.

INCOME TAXES. The Company recognized no income tax expense in the first quarter of 1997, compared to $169,000 in 1996. Management believes it is more likely than not that deferred tax assets, which total $1,373,000 at March 31, 1997, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1.3 million from December 31, 1996 to March 31, 1997. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment, which was partially offset by the sale of investments and proceeds from stock option exercises. As of March 31, 1997, the Company had working capital of $16.5 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's line of business.

Capital additions in the first three months of 1997 were $800,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $2 million throughout the remainder of 1997 mainly for computer equipment and facilities and business systems upgrades.

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

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* THE COMPANY EXPECTS QUARTERLY REVENUE FROM GOVERNMENT CONTRACTS FOR THE REMAINDER OF 1997 TO REMAIN STEADY IN COMPARISON TO THE FIRST QUARTER OF 1997 -- Meeting this expectation depends upon the Company's ability to maintain its government contracting business at its current level which, because the Company's current backlog of contracts is not sufficient to last through the end of 1997, entails making proposals on and winning contracts, which may not occur. Also, this expectation may be adversely affected by currently unforeseen cancellation of existing contracts.

* THE COMPANY BELIEVES THAT MARGINS FOR THE REMAINDER OF THE YEAR SHOULD TREND HIGHER -- This expectation may be adversely impacted by presently unanticipated higher expenses, price cutting pressures or lower products and services revenue within the total revenue mix.

* THE COMPANY EXPECTS SELLING AND MARKETING EXPENSES WILL INCREASE DURING THE REMAINDER OF THE YEAR -- This expectation may be impacted by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense.

* THE COMPANY EXPECTS THE QUARTERLY AMOUNT OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE REST OF 1997 TO REMAIN AT LEVELS COMPARABLE TO THOSE OF THE FIRST QUARTER OF 1997 -- Meeting this expectation depends upon the Company's ability to control costs, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $1,373,000 AT MARCH 31, 1997, WILL BE REALIZED -- Meeting this expectation depends mainly on the Company maintaining its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* THE COMPANY ANTICIPATES USING AVAILABLE CASH TO FUND GROWTH IN OPERATIONS, INVEST IN CAPITAL EQUIPMENT AND TO ACQUIRE BUSINESSES OR LICENSE TECHNOLOGY OR PRODUCTS RELATED TO THE COMPANY'S LINE OF BUSINESS -- This expectation depends upon the ability of the Company to generate revenue as expected and to avoid unexpected expenses so as to be able to use available cash for the purposes described above.

* THE COMPANY EXPECTS TO INVEST ANOTHER $2 MILLION THROUGHOUT THE REMAINDER OF 1997 MAINLY FOR COMPUTER EQUIPMENT AND FACILITIES AND BUSINESS SYSTEMS UPGRADES -- This expectation depends upon the ability of the Company to generate revenue as expected and avoid unexpected expenses so as to have funds available for this purpose. Additional funds beyond the $2 million figure could be invested if the Company determines that the desired equipment, facilities and upgrades are more costly than expected.

* AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS -- This expectation may be adversely impacted by the Company's inability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions.



                          SECURE COMPUTING CORPORATION


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997:

         3.1      Restated Certificate of Incorporation of the Company (1)
         3.2      By-Laws of the Company (2)
         4        Specimen of Common Stock certificate (3)
         27       Financial Data Schedule

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         None



---------------------------------
1 Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).
2 Incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
3 Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).




                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SECURE COMPUTING CORPORATION


DATE:  April 28, 1997                       By:  \s\ Timothy P. McGurran
                                                 ------------------------------
                                                 Timothy P. McGurran,
                                                   Vice President of Operations
                                                   and Chief Financial Officer
                                                 (Duly authorized officer and
                                                 Principal Financial Officer)




                                INDEX TO EXHIBITS


EXHIBIT                               DESCRIPTION                                      PAGE
-------                               -----------                                      ----
  3.1             Restated Certificate of Incorporation of the Company            INCORPORATED BY
                                                                                     REFERENCE
  3.2                            By-Laws of the Company                           INCORPORATED BY
                                                                                     REFERENCE
   4                      Specimen of Common Stock certificate                    INCORPORATED BY
                                                                                     REFERENCE
  27                            Financial Data Schedule                        FILED ELECTRONICALLY
