Form 10-Q
period 1997-06-30
SECURE COMPUTING CORP
filed 1997-08-12
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
       ________________.

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

       Indicate the number of shares outstanding of each of the issueris classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 15,575,616 issued and outstanding as of August 4, 1997, which number includes
(i) 3,071,817 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock and (ii) securities that are immediately convertible into 7,273 Exchangeable Shares.

                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q



PART I.                    FINANCIAL INFORMATION                      PAGE NO.
                           ---------------------                      --------

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  (Unaudited) as of June 30, 1997 and
                  December 31, 1996                                       3

                  Condensed Consolidated Statements of
                  Operations (Unaudited) for the three
                  months ended June 30, 1997 and 1996 and
                  the six months ended June 30, 1997 and 1996             4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the six
                  months ended June 30, 1997 and 1996                     5

                  Notes to the Condensed Consolidated Financial
                  Statements (Unaudited)                                  7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.       8


PART II.          OTHER INFORMATION                                      11

                  SIGNATURES                                             13

                          PART 1. Financial Information

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                 (Unaudited, in thousands except share amounts)


                                                                      June 30,    December 31,
                                                                       1997          1996
                                                                     --------      --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $ 11,014      $ 12,130
   Investments                                                            982         5,935
   Accounts receivable, net                                             8,850         7,098
   Other current assets                                                 2,819         4,266
                                                                     --------      --------
     Total current assets                                              23,665        29,429

PROPERTY AND EQUIPMENT, AT COST                                        12,062        10,839
   Less accumulated depreciation and amortization                      (6,069)       (4,993)
                                                                     --------      --------
                                                                        5,993         5,846

OTHER ASSETS                                                            1,519         1,500
                                                                     --------      --------
                                                                     $ 31,177      $ 36,775
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities                    $  6,490      $  8,788
   Deferred revenue                                                     1,699         1,755
                                                                     --------      --------
     Total current liabilities                                          8,189        10,543

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01; 2,000,000 shares authorized,
     none issued and outstanding                                         --            --
   Common Stock, par value $.01; 25,000,000 shares authorized;
     issued and outstanding -- June 30, 1997--15,496,409 and
     December 31, 1996--15,101,152                                        155           151
   Additional paid-in capital                                          66,132        65,208
   Accumulated deficit                                                (43,299)      (39,127)
                                                                     --------      --------
     Total stockholders' equity                                        22,988        26,232
                                                                     --------      --------
                                                                     $ 31,177      $ 36,775
                                                                     ========      ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30, 1997 and 1996 and
                 for the six months ended June 30, 1997 and 1996

               (Unaudited, in thousands except per share amounts)

                                      Three months  Three months  Six months    Six months
                                         ended         ended        ended         ended
                                        June 30,      June 30,     June 30,      June 30,
                                          1997         1996          1997          1996
                                        --------     --------      --------      --------
Revenue:
   Products and services                $  7,207      $  5,285      $ 13,618      $ 11,023
   Government contracts                    4,127         4,048         8,325         9,399
                                        --------      --------      --------      --------
                                          11,334         9,333        21,943        20,422

Cost of revenue                            4,794         4,434         9,925         9,484
                                        --------      --------      --------      --------
Gross profit                               6,540         4,899        12,018        10,938

Operating expenses:
   Selling and marketing                   4,784         4,522         9,454         7,290
   Research and development                2,171         2,773         4,878         4,720
   General and administrative                944         1,831         2,159         3,207
   Acquisition costs                        --          13,069          --          13,069
                                        --------      --------      --------      --------
                                           7,899        22,195        16,491        28,286
                                        --------      --------      --------      --------
Operating loss                            (1,359)      (17,296)       (4,473)      (17,348)

Net interest income                          149           398           302           828
                                        --------      --------      --------      --------
Loss before income taxes                  (1,210)      (16,898)       (4,171)      (16,520)

Income taxes                                --            --            --             (21)
                                        --------      --------      --------      --------
Net loss                                $ (1,210)     $(16,898)     $ (4,171)     $(16,541)
                                        ========      ========      ========      ========

Net loss per share                      $   (.08)     $  (1.21)     $   (.27)     $  (1.18)
                                        ========      ========      ========      ========

Weighted average shares outstanding       15,496        13,961        15,430        13,963
                                        ========      ========      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996

                            (Unaudited, in thousands)


                                                                Six months ended  Six months ended
                                                                  June 30, 1997    June 30, 1996
                                                                    --------         --------
NET CASH USED IN OPERATING ACTIVITIES                               $ (5,641)        $  4,438

INVESTING ACTIVITIES
   Cash paid in purchase of Webster Network Strategies, Inc.            --               (759)
   Proceeds from sales of investments                                  4,953             --
   Purchase of property and equipment                                 (1,223)          (2,569)
   Increase in intangibles and other assets                             (149)              68
                                                                    --------         --------
     Net cash provided by (used in) investing activities               3,581           (3,260)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                         --               --
   Proceeds from issuance of Common Stock                                944              306
                                                                    --------         --------
     Net cash provided by financing activities                           944              306
                                                                    --------         --------
     Increase (decrease) in cash and cash equivalents                 (1,116)           1,484

Cash and cash equivalents beginning of period                         12,130           32,924
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 11,014         $ 34,408
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

3.       NET INCOME (LOSS) PER SHARE

         Net loss per share for the six months ended June 30, 1997 and 1996 are computed using the weighted average number of common shares outstanding during the periods including common stock equivalents if dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact expected to net income
         (loss) per share for the three month and six month periods ended June 30, 1997 and June 30, 1996.

4.       STOCKHOLDERS' EQUITY

         On July 24, 1997, the Company's Board of Directors declared a dividend of one preferred share purchase right (the "Right") for each outstanding share of Common Stock, $.01 par value (the "Common Shares"), of the Company. The Board also authorized the issuance of one Right for each Non-Voting Exchangeable Share (the "Exchangeable Shares") of Secure Computing Canada Ltd. Under certain circumstances, a Right may be exercised to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, $.01 par value (the "Preferred Shares"), for $50, subject to adjustment. The Rights become exercisable if a person or group acquires 15 percent or more of the Company's outstanding Common Shares, including Exchangeable Shares, subject to certain exceptions, or announces an offer which would result in such person or group acquiring 15 percent or more of the Company's outstanding Common Shares, including Exchangeable Shares. If a person or group acquires 15 percent or more of the Company's outstanding Common Shares, including Exchangeable Shares, subject to certain exceptions, each Right will entitle its holder to buy Common Stock of the Company having a market value of twice the exercise price of the Right.

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased by 21.4 percent to $11,334,000 for the second quarter of 1997, up from $9,333,000 in the same period of 1996. For the six months ended June 30, 1997, revenue increased 7.4 percent to $21,943,000 from $20,422,000 in 1996. The increase resulted from higher products and services revenue. Products and services revenue was $7,207,000 and $13,618,000 for the quarter and six months ended June 30, 1997, respectively, an increase of
37.9 and 23.5 percent over the same periods in 1996, and reflects the Company's increased marketing and sales efforts in the commercial arena. Government contracts revenue was $4,127,000 and $8,325,000 for the quarter and six months ended June 30, 1997, respectively, an increase of 2.0 percent and a decline of
11.4 percent over the same periods in 1996. The decline in 1997 is due to a one time acceleration of a government contract in the first quarter of 1996.

GROSS PROFIT. Gross profit as a percentage of revenue increased from 52.5 percent in the second quarter of 1996 to 57.7 percent in the same period of 1997. Gross profit percentage also increased in the six month period ended June 30, 1997 to 54.8 percent from 53.6 percent in the same period of 1996. The margin improvement is attributable to a higher proportion of revenue from software sales and improved production efficiencies. The Company believes, with the gains in products and services revenue, that margins for the remainder of the year should trend higher.

SELLING AND MARKETING. Selling and marketing expenses increased by 5.8 percent to $4,784,000 in the second quarter of 1997, up from $4,522,000 in the same period of 1996. Selling and marketing expenses also increased in the six month period ended June 30, 1997 to $9,454,000, up from $7,290,000 in the same period of 1996. As a percentage of revenue, expenses were 42.2 and 43.1 percent for the three month and six month periods ended June 30, 1997, compared to 48.5 and 35.7 percent in 1996. The increase resulted primarily from expenses associated with the Company's increased order activity, a stronger marketing presence and personnel additions made to position the Company for future growth. The Company expects the quarterly amount of selling and marketing expenses to increase during the remainder of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 21.7 percent to $2,171,000 in the second quarter of 1996, down from $2,773,000 in the same period of 1996. Research and development expenses increased slightly in the first half of 1997 to $4,878,000, up from $4,720,000 in the same period of 1996. As a percentage of revenue, research and development expenses were 19.2 and 22.2 percent for the three month and six month periods ended June 30, 1997, compared to 29.7 and 23.1 percent for the same periods in 1996. The increase resulted primarily from the Company's continued development investments in new and existing products. The Company expects research and development expenses to remain at similar levels in the third quarter.

GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percentage of revenue were 8.3 percent for the second quarter of 1997, compared to 19.6 percent for the second quarter of 1996, and 9.8 percent for the first six months of 1997, compared to 15.7 percent for the first six months of 1996. The Company expects the quarterly amounts of general and administrative expenses as a percentage of revenue will decrease during the remainder of 1997.

ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1996 relating to the Webster Network Strategies, Inc. ("Webster"), Border Network Technologies Inc. ("Border") and Enigma Logic, Inc. ("Enigma") acquisitions. Purchased technology of $4,110,000 was expensed in connection with the Webster acquisition in accordance with purchase accounting rules. Also, $8,959,000 of acquisition costs were recorded for investment banking and other professional fees, and other accruals for the Border and Enigma acquisitions in accordance with pooling rules.

NET INTEREST INCOME (EXPENSE). The difference in net interest income (expense) between the periods reflects interest earned on reduced levels of cash and cash equivalents in 1997 by the Company.

INCOME TAXES. The Company recognized no income tax expense for either of the periods in both 1997 and 1996. Management believes it is more likely than not that deferred tax assets, which total $1,373,000 at June 30, 1997, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and investments decreased by $6.1 million from December 31, 1996 to June 30, 1997. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment, which was partially offset by proceeds from stock option exercises. As of June 30, 1997, the Company had working capital of $14.4 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's lines of business.

Capital additions in the first six months of 1997 were $1,200,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $1.6 million throughout the remainder of 1997 mainly for computer equipment and facilities and business systems upgrades.

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

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* THE COMPANY BELIEVES, WITH THE GAINS IN PRODUCTS AND SERVICES REVENUE, THAT MARGINS FOR THE REMAINDER OF THE YEAR SHOULD TREND HIGHER -- This expectation may be adversely impacted by presently unanticipated higher expenses, price cutting pressures or lower products and services revenue within the total revenue mix.

* THE COMPANY EXPECTS THE QUARTERLY AMOUNT OF SELLING AND MARKETING EXPENSES TO INCREASE DURING THE REMAINDER OF 1997 -- This expectation may be impacted by current plans for a full scale product marketing and branding campaign being curtailed or delayed, or decreased products and services revenue resulting in lower selling expense.

* THE COMPANY EXPECTS RESEARCH AND DEVELOPMENT EXPENSES TO REMAIN AT SIMILAR LEVELS IN THE THIRD QUARTER -- This expectation depends on the Company maintaining the currently anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development.

* THE COMPANY EXPECTS THE QUARTERLY AMOUNTS OF GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF REVENUE WILL DECREASE DURING THE REMAINDER OF 1997 -- Meeting this expectation depends upon the Companyis ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Companyis products and services, development and acceptance of new products offered by the Company and introductions of products by competitors.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $1,373,000 AT JUNE 30, 1997, WILL BE REALIZED -- Meeting this expectation depends mainly on the Company maintaining its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* THE COMPANY ANTICIPATES USING AVAILABLE CASH TO FUND GROWTH IN OPERATIONS, INVEST IN CAPITAL EQUIPMENT AND TO ACQUIRE BUSINESSES OR LICENSE TECHNOLOGY OR PRODUCTS RELATED TO THE COMPANY'S LINE OF BUSINESS - This expectation depends upon the ability of the Company to generate revenue as expected and to avoid unexpected expenses so as to be able to use available cash for the purposes described above.

* THE COMPANY EXPECTS TO INVEST ANOTHER $1.6 MILLION THROUGHOUT THE REMAINDER OF 1997 MAINLY FOR COMPUTER EQUIPMENT AND FACILITIES AND BUSINESS SYSTEMS UPGRADES - This expectation depends upon the ability of the Company to generate revenue as expected and avoid unexpected expenses so as to have funds available for this purpose. Additional funds beyond the $1.6 million figure could be invested if the Company determines that the desired equipment, facilities and upgrades are more costly than expected.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on May 14, 1997. At such meeting, the stockholders approved (i) the election of all four director nominees named in the Company's proxy statement (Betsy S. Atkins, 11,471,482 votes; Jeffrey H. Waxman, 11,480,832 votes; Dennis J. Shaughnessy, 11,061,984 votes; and Robert J. Frankenberg, 11,481,932 votes); (ii) the Amended and Restated 1995 Omnibus Stock Plan of the Company, as amended (10,319,909 votes for, 881,392 votes against, 27,653 abstentions and 314,704 broker non-votes); (iii) the Employee Stock Purchase Plan of the Company, as amended (11,189,579 votes for, 132,489 votes against, 14,592 abstentions and 206,999 broker non-votes); and
                  (iv) the appointment of Ernst & Young LLP as independent auditors for the Company was ratified (11,513,427 votes for, 21,783 votes against, 8,449 abstentions and zero broker non-votes). For further information respecting all such matters, reference is made to the Company's proxy statement dated April 11, 1997.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997:

       3.1    Restated Certificate of Incorporation of the Company(1)

       3.2    By-Laws of the Company(2)

       4 Form of Rights Agreement, dated as of July 24, 1997 among Secure Computing Corporation, Norwest Bank Minnesota, National Association, as Rights Agent, and the Bank of Nova Scotia Trust Company of New York, as Trustee, which includes as Exhibit B the Form of Right Certificate(3)

       10     Secure Computing Corporation 1997 Non-Officer Stock Option Plan

       27     Financial Data Schedule

       Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)    REPORTS ON FORM 8-K

       None






--------

(1)      Incorporated herein by reference to Exhibit 3.2 to the Company's Form
           10-K filed on March 28, 1996 (File No. 0-27074).
(2)      Incorporated herein by reference to Exhibit 3.3 to the Company's
           Registration Statement on Form S-1 (Registration No. 33-97838).
(3)      Incorporated herein by reference to Exhibit 1 to the Company's
           Registration Statement on Form 8-A filed on August 8, 1997 (File No. 0-27074).

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SECURE COMPUTING CORPORATION


DATE: August 12, 1997                       By:   \s\ Timothy P. McGurran
                                               --------------------------
                                                        Timothy P. McGurran,
                                                    Vice President of Operations
                                                     and Chief Financial Officer
                                                    (Duly authorized officer and
                                                    Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                               DESCRIPTION                                         PAGE
-------                               -----------                                         ----
  3.1             Restated Certificate of Incorporation of the Company          INCORPORATED BY REFERENCE

  3.2                            By-Laws of the Company                         INCORPORATED BY REFERENCE

   4                            Form of Rights Agreement                        INCORPORATED BY REFERENCE

   10          Secure Computing Corporation 1997 Non-Officer Stock Option         FILED ELECTRONICALLY
                                          Plan

   27                           Financial Data Schedule                           FILED ELECTRONICALLY
