Form 10-Q/A
period 1997-06-30
SECURE COMPUTING CORP
filed 1997-08-14
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A

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


                                            SECURE COMPUTING CORPORATION


DATE: August 14, 1997                       By:   \s\ Timothy P. McGurran
                                               --------------------------
                                                        Timothy P. McGurran,
                                                    Vice President of Operations
                                                     and Chief Financial Officer
                                                    (Duly authorized officer and
                                                    Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                               DESCRIPTION                                    PAGE
-------                               -----------                                    ----
   10          Secure Computing Corporation 1997 Non-Officer Stock Option     FILED ELECTRONICALLY
                                          Plan
