Form 10-Q
period 1997-09-30
SECURE COMPUTING CORP
filed 1997-11-12
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended September 30, 1997
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition Period From _______________ to ________________.

Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                52-1637226
        -------------------------------               -------------------
        (State or other jurisdiction of                (I.R.S. employer
        incorporation or organization)                identification no.)


              2675 Long Lake Road
              Roseville, Minnesota                            55113
    ----------------------------------------              ------------
    (Address of principal executive offices)               (Zip code)

                                 (612) 628-2700
               ---------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
     ----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  |X|      No  |_|

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value -- 15,719,841 issued and outstanding as of November 3, 1997, which number includes $3,061,817 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q


PART I.              FINANCIAL INFORMATION                              PAGE NO.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            (Unaudited) as of September 30, 1997 and
            December 31, 1996                                              3

            Condensed Consolidated Statements of
            Operations (Unaudited) for the three months
            ended September 30, 1997 and 1996 and the
            nine months ended September 30, 1997 and 1996                  4

            Condensed Consolidated Statements of
            Cash Flows (Unaudited) for the nine months
            ended September 30, 1997 and 1996                              5

            Notes to the Condensed Consolidated Financial
            Statements (Unaudited)                                         7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations.              8


PART II.    OTHER INFORMATION                                              11

            SIGNATURES                                                     13

                          PART 1. Financial Information

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                 (Unaudited, in thousands except share amounts)

                                                                     September 30,    December 31,
                                                                         1997             1996
                                                                      ----------       ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $    8,689       $   12,130
   Investments                                                                 0            5,935
   Accounts receivable, net                                               12,127            7,098
   Other current assets                                                    3,460            4,266
                                                                      ----------       ----------
     Total current assets                                                 24,276           29,429

PROPERTY AND EQUIPMENT, AT COST                                           12,552           10,839
   Less accumulated depreciation and amortization                         (6,643)          (4,993)
                                                                      ----------       ----------
                                                                           5,909            5,846

OTHER ASSETS                                                               1,507            1,500
                                                                      ----------       ----------
                                                                      $   31,692       $   36,775
                                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities                     $    7,200       $    8,788
   Deferred revenue                                                        1,500            1,755
                                                                      ----------       ----------
     Total current liabilities                                             8,700           10,543

STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.01; 2,000,000 shares authorized,
     none issued and outstanding                                            --               --
   Common Stock, par value $.01; 25,000,000 shares authorized;
     issued and outstanding -- September 30, 1997--15,620,600
     and December 31, 1996--15,101,152                                       156              151
   Additional paid-in capital                                             66,519           65,208
   Accumulated deficit                                                   (43,683)         (39,127)
                                                                      ----------       ----------
     Total stockholders' equity                                           22,992           26,232
                                                                      ----------       ----------
                                                                      $   31,692       $   36,775
                                                                      ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996

               (Unaudited, in thousands except per share amounts)

                                       Three months ended September 30,  Nine months ended September 30,
                                            1997              1996            1997              1996
                                       --------------------------------  -------------------------------
Revenue:
   Products and services                 $    9,188       $    6,904       $   22,805       $   17,927
   Government contracts                       3,049            3,923           11,375           13,322
                                         ----------       ----------       ----------       ----------
                                             12,237           10,827           34,180           31,249

Cost of revenue                               4,502            4,894           14,423           14,378
                                         ----------       ----------       ----------       ----------
Gross profit                                  7,735            5,933           19,757           16,871

Operating expenses:
   Selling and marketing                      5,308            4,952           14,762           12,242
   Research and development                   2,052            2,540            6,930            7,260
   General and administrative                   890            1,603            3,049            4,810
   Acquisition costs                           --               --               --             13,069
                                         ----------       ----------       ----------       ----------
                                              8,250            9,095           24,741           37,381
                                         ----------       ----------       ----------       ----------
Operating loss                                 (515)          (3,162)          (4,984)         (20,510)

Net interest income                             127              302              429            1,130
                                         ----------       ----------       ----------       ----------
Loss before income taxes                       (388)          (2,860)          (4,555)         (19,380)

Income taxes                                   --               --               --               --
                                         ----------       ----------       ----------       ----------

Net loss                                 $     (388)      $   (2,860)      $   (4,555)      $  (19,380)
                                         ==========       ==========       ==========       ==========

Net loss per share                       $     (.02)      $     (.19)      $     (.29)      $    (1.39)
                                         ==========       ==========       ==========       ==========

Weighted average shares outstanding          15,619           14,838           15,494           13,961
                                         ==========       ==========       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996

                            (Unaudited, in thousands)

                                                                Nine months ended September 30,
                                                                      1997             1996
                                                                -------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $   (8,349)      $  (15,315)

INVESTING ACTIVITIES
   Cash paid in purchase of Webster Network Strategies, Inc.            --               (759)
   Proceeds from sales of investments                                  5,935             (989)
   Purchase of property and equipment                                 (1,714)          (3,451)
   Increase in intangibles and other assets                             (629)            (338)
                                                                  ----------       ----------
     Net cash provided by (used in) investing activities               3,592           (5,537)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                         --             (1,896)
   Proceeds from issuance of Common Stock                              1,316           11,112
                                                                  ----------       ----------
     Net cash provided by financing activities                         1,316            9,216
                                                                  ----------       ----------
     Increase (decrease) in cash and cash equivalents                 (3,441)         (11,636)

Cash and cash equivalents beginning of period                         12,130           32,924
                                                                  ----------       ----------
Cash and cash equivalents at end of period                        $    8,689       $   21,288
                                                                  ==========       ==========

NONCASH TRANSACTIONS
   Common Stock issued in purchase of Webster Network
     Strategies, Inc.                                                   --         $    2,601
                                                                  ==========       ==========

   Common Stock issued to purchase remaining interest
     in Border Network Technologies Europe Ltd.                         --         $      331
                                                                  ==========       ==========

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

3.       NET INCOME (LOSS) PER SHARE

         Net loss per share for the nine months ended September 30, 1997 and 1996 are computed using the weighted average number of common shares outstanding during the periods including common stock equivalents if dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. There is no impact expected to net income (loss) per share for the three month and nine month periods ended September 30, 1997 and September 30, 1996.

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

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased by 13.0 percent to $12,237,000 for the third quarter of 1997, up from $10,827,000 in the same period of 1996. For the nine months ended September 30, 1997, revenue increased 9.4 percent to $34,180,000 from $31,249,000 in 1997. The increase resulted from higher products and services revenue. Products and services revenue was $9,188,000 and $22,805,000 for the quarter and nine months ended September 30, 1997, respectively, an increase of 33.1 and 27.2 percent over the same periods in 1996, and reflects the Company's increased marketing and sales efforts in the commercial arena. Government contracts revenue was $3,049,000 and $11,375,000 for the quarter and nine months ended September 30, 1997, respectively, a decrease of 22.3 percent and 14.6 percent over the same periods in 1996. The decrease in 1997 is due to a one time acceleration of a government contract in the first quarter of 1996.

GROSS PROFIT. Gross profit as a percentage of revenue increased from 54.8 percent in the third quarter of 1996 to 63.2 percent in the same period of 1997. Gross profit percentage also increased in the nine month period ended September 30, 1997 to 57.8 percent from 54.0 percent in the same period of 1996. The margin improvement is attributable to a higher proportion of revenue from software sales and improved production efficiencies. The Company believes, with the gains in products and services revenue, that margins for the remainder of the year should trend higher.

SELLING AND MARKETING. Selling and marketing expenses increased by 7.2 percent to $5,308,000 in the third quarter of 1997, up from $4,952,000 in the same period of 1996. Selling and marketing expenses also increased in the nine month period ended September 30, 1997 to $14,762,000, up from $12,242,000 in the same period of 1996. As a percentage of revenue, selling and marketing expenses were
43.4 and 43.2 percent for the three month and nine month periods ended September 30, 1997, compared to 45.7 and 39.2 percent in 1996. The increase resulted primarily from expenses associated with the Company's increased order activity, a stronger marketing presence and personnel additions made to position the Company for future growth. The Company expects the quarterly amount of selling and marketing expenses to increase during the remainder of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 19.2 percent to $2,052,000 in the third quarter of 1997, down from $2,540,000 in the same period of 1996. Research and development expenses decreased slightly in the first nine months of 1997 to $6,930,000, from $7,260,000 in the same period of 1996. As a percentage of revenue, research and development expenses were 16.8 and 20.3 percent for the three month and nine month periods ended September 30, 1997, compared to 23.5 and 23.2 percent for the same periods in 1996. The decrease resulted primarily from synergies achieved from integrating duplicative efforts. The Company expects research and development expenses to remain at similar levels in the fourth quarter.

GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percentage of revenue were 7.3 percent for the third quarter of 1997, compared to 14.8 percent for the third quarter of 1996, and 8.9 percent for the first nine months of 1997, compared to 15.4 percent for the first nine months of 1996. The decrease resulted primarily from the Company's centralization of global finance and operations functions. The Company expects the quarterly amounts of general and administrative expenses as a percentage of revenue will stay flat during the fourth quarter of 1997 and into 1998.

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

INCOME TAXES. The Company recognized no income tax expense for either of the periods in both 1997 and 1996. Management believes it is more likely than not that deferred tax assets, which total $1,373,000 at September 30, 1997, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and investments decreased by $9.4 million from December 31, 1996 to September 30, 1997. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment, which was partially offset by proceeds from stock option exercises. As of September 30, 1997, the Company had working capital of $13.6 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's lines of business.

Capital additions in the first nine months of 1997 were $1.7 million and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $200,000 throughout the remainder of 1997 mainly for computer equipment and facilities and business systems upgrades.

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

* THE COMPANY EXPECTS RESEARCH AND DEVELOPMENT EXPENSES TO REMAIN AT SIMILAR LEVELS IN THE FOURTH QUARTER -- This expectation depends on the Company maintaining the currently anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development.

* THE COMPANY EXPECTS THE QUARTERLY AMOUNTS OF GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF REVENUE WILL STAY FLAT DURING THE REMAINDER OF 1997 -- Meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company and introductions of products by competitors.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $1,373,000 AT SEPTEMBER 30, 1997, WILL BE REALIZED -- Meeting this expectation depends mainly on the Company's estimates of future taxible income and if these estimates change the company will adjust the asset accordingly.

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

* THE COMPANY EXPECTS TO INVEST ANOTHER $200,000 THROUGHOUT THE REMAINDER OF 1997 MAINLY FOR COMPUTER EQUIPMENT AND FACILITIES AND BUSINESS SYSTEMS UPGRADES -- This expectation depends upon the ability of the Company to generate revenue as expected and avoid unexpected expenses so as to have funds available for this purpose. Additional funds beyond the $200,000 figure could be invested if the Company determines that the desired equipment, facilities and upgrades are more costly than expected.

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

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997:

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

(b)    REPORTS ON FORM 8-K

       None




------------------------
(1) Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).

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


                                           SECURE COMPUTING CORPORATION


DATE: November 12, 1997                    By:  \s\ Timothy P. McGurran
     -------------------                        ----------------------------
                                                       Timothy P. McGurran,
                                                   Vice President of Operations
                                                   and Chief Financial Officer
                                                   (Duly authorized officer and
                                                   Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                          DESCRIPTION                                      PAGE
-------                          -----------                                      ----
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
