Form 10-K405
period 1997-12-31
SECURE COMPUTING CORP
filed 1998-03-30
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997
                                                        or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

                         Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                      52-1637226
    (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                      identification no.)

      One Almaden Blvd, Suite 400
              San Jose, CA                                      95113
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:        (408) 918-6100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 17, 1998 was $221,589,386, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

         As of March 17, 1998 the Registrant had 15,907,350 shares of Common Stock issued and outstanding, which number includes 1,820,293 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 14, 1998 for the year ended December 31, 1997 are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

         The Company designs, develops, markets and sells complete network security solutions, including firewalls, filters, authentication and network services. Today, the Company enables business security solutions through its advanced technologies, professional services and partner programs. The Company's goal is to create complete network security products and services that can be used at the same time across the enterprise.

         Originating as a small branch of Honeywell that pioneered the principles of modern data security in the 1970s, the Company spun off in 1989 to develop and market core security for the National Security Agency (NSA) and other departments and agencies of the U.S. government.

         Recognizing the market need for an integrated suite of product solutions to address the growing productivity and security concerns of today's enterprise information systems, the Company acquired authentication and URL filtering companies in 1996, along with a robust international distribution network with Border Network Technologies Inc.

         The Company markets a range of interoperable, standards-based network security products to the global marketplace. The Company's customers include Fortune 500 companies, small branch offices, and government agencies all of whom rely on the Company's suite of network security solutions to maximize their productivity on the Internet without compromising information security.

INDUSTRY BACKGROUND

         PRIVATE NETWORKS. Enterprise computing has evolved over the past twenty-five years from mainframe computers supporting a number of terminals to networks of inter-connected personal computers. As the cost of personal computers has decreased, businesses and other organizations increasingly have begun to connect personal computers into local-area networks ("LANs") in order to share data and applications within work groups. As network technology has advanced, organizations have connected together geographically dispersed LANs into wide-area networks ("WANs"). Originally each vendor provided network support using its own proprietary suite of network, transport, and application protocols, Novell IPX/SPX, IBM SNA, etc. Today, most vendors support the standard TCP/IP protocol suite either by providing an implementation with their products and/or by providing gateways that translate between their proprietary protocol suite and the TCP/IP suite. As a result, an increasing number of businesses are using the standard TCP/IP protocol suite for at least some of their internal network communications.

         Private networks present several advantages to an organization. They can combine mainframes, UNIX servers and personal computers running on different operating systems such as DOS, Windows 95 or NT, and the Macintosh operating system into a single network. They can support remote access from other private networks to provide customer support bulletin board services, ordering and acknowledgment using electronic data interchange ("EDI"), and database sharing. Because TCP/IP is an open standard maintained by the Internet Engineering Task Force ("IETF"), there is a large number of researchers and vendors developing new protocols to support applications ranging from electronic commerce and digital cash to video conferencing. Thus, the utility of corporate networks and the opportunities to use them in support of enterprise critical operations are rapidly increasing. More importantly, the adoption of the TCP/IP protocol suite enables an organization to use the Internet to implement a WAN, thereby extending its internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees. The Internet provides a lower cost, though insecure, alternative to private company networks.

         THE INTERNET. The Internet allows any computer connected to it to communicate with any other computer. Much of the recent rapid growth of the Internet and the related World Wide Web is attributed to an increase in commercial access providers and to organizations seeking to exploit the Internet for commercial gain. Uses include intra- and inter-organizational communication and data sharing, product marketing and advertising, interactive customer feedback, and remote customer.

         However, there are limits to how some organizations have chosen to use the Internet. Many commercial organizations have established a "home page" giving them a presence on the Internet but have not connected mission critical internal networks to the Internet. As a result, these organizations' personnel do not have full access to the resources of the Internet, and the organizations' customers, suppliers, and other business partners do not have timely access to the organizations' personnel and data. The Company believes that, due to the sensitive nature of the information involved, the growth of the number of commercial organizations fully connected to the Internet and the broad introduction of significant additional commercial uses of the Internet have been slowed by security concerns, and will continue to be slowed by such concerns until use of the Internet can be made significantly more secure.

         NETWORK SECURITY. Networks and network transmissions are vulnerable to a variety of attacks that can compromise the secrecy and/or the integrity of mission critical data or that can cause the loss of services critical to the organization. The National Institute of Standards and Technology (the "NIST") has identified the TCP/IP protocol suite and the Internet as particularly vulnerable to attack. Individuals have been able to exploit weaknesses in the protocol suite and network configurations to gain unauthorized access to network transmissions and individual computers, and have used such access to alter or steal data or, in some cases, to launch destructive attacks on data and computers within a compromised network. Moreover, the Internet itself serves as a threat multiplier. Knowledge of attacks and the software required to mount these attacks spreads quickly through the hacker community. Thus, an attacker does not need to be especially sophisticated. Moreover, the attacker can launch the attack from anywhere on the Internet, often hopping from site to site to hide his identify and true location.

         Security conscious industries such as financial services, insurance, healthcare, telecommunications and defense have typically addressed network security concerns by using private networks. This is not an alternative for some organizations that want to take advantage of the business opportunities provided by networked computing in general and the Internet in particular. Even within private networks, the increasing number of authorized users having direct access to expanding networks and the data contained on such networks has increased the need to provide protection for financial results, personnel files, research and development projects and other sensitive data. Moreover, these private networks do not lend themselves to the rapid reconfiguration necessary to support the dynamic needs of companies as they form new alliances and terminate old ones in a constantly shifting sea of virtual enterprises. The solution is an integrated set of security products that enables a corporation to connect safely to the Internet and to rapidly reconfigure its information security policy as the business climate and alliances change.

         The Company believes that the combination of security concerns and the relatively small number of businesses offering comprehensive, flexible, enterprise-wide security solutions presents a significant commercial opportunity for providers of network security products and services.

         ELEMENTS OF NETWORK SECURITY. The Company has identified what it believes are the key elements of an effective network security solution that should be addressed by an organization in order for it to secure its information networks from unauthorized access. These features are security policy, identification and authentication, access control, encryption, administration, audit, and network services.

         * SECURITY POLICY -- the means by which an organization determines which users and other network principals have access to its network, which actions each principal is permitted to take, and how the network will be managed. Security products must be flexible enough to support a variety of policies and easy to reconfigure when an organization's policies change.

         * IDENTIFICATION AND AUTHENTICATION -- the means by which the organization identifies principals attempting to gain access to a network and confirms the source of transmissions over the network.

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

         * NETWORK SERVICES -- professional network security expertise, support and education services, to enable ongoing management and evolution of security policies and enforcement measures.

SECURE COMPUTING'S SOLUTION

         Based on its understanding of competitive products, product features and service capabilities, the Company believes that its current portfolio of products and services enables comprehensive network security while offering innovations in architecture, interfaces and features. These innovations can translate into strategic business benefits -- such as ease of management, reduced human error and lower total cost of ownership -- in addition to flexible and comprehensive network security.

         All elements of network security are addressed by each Secure Computing product, either by direct integration of key features or through inter-operability with other Secure Computing products. Education and support services are tailored to each product, and professional services address the life span of a security policy.

TECHNOLOGY

FIREWALLS

Secure Computing offers two categories of firewall: (I) High end and (ii) Mid-range. High end firewalls deliver robust security for security-conscious organizations, and use a firewall-specific operating system integrated with the firewall application. Mid-range firewalls run on a commercial operating system. High end and mid-range firewalls are multi-homed application-level gateways that understand and interpret network protocols, increase access control in any direction, support a comprehensive suite of network services and enable Network Address Translation and Multiple Address Translation to hide addresses from untrusted networks.

ACCESS CONTROL. Access control rules determine how the firewall reacts to user connection requests from internal and external networks. Versatile, configurable access control features enable organizations to define unique and simple-to-complex rules for enforcing security policy on internal and external network connection attempts. The Company's access control features ensure consistent and automatic enforcement of security policy, regardless of policy complexity.

VIRTUAL PRIVATE NETWORKS The Company has regularly introduced IPSec-compliant VPN innovations, adding new value to this proven approach to using lower-cost Internet connections for secured business network connections. VPNs are encrypted connections between firewalls, or between a firewall and an end user computer, which can reduce the costs of creating a private network for connecting geographically dispersed resources. The Company introduced dynamic VPN support with integrated third party software for local access to the Internet from any major business center in the world, an important option for organizations with remote and roaming employees. The Company also engineered firewall support for embedded VPNs with granular access control options, automated key management, X.509 digital certificate handling and inter-operability with standard Certificate Authorities.

SECUREOS(TM). SecureOS, the Company's operating system designed for running high-end firewalls, removes the inherent risks of layering a firewall on top of a discrete commercial operating system. These risks escalate over time, usually through normal operating system upgrades, exposing the firewall integrity to threat agents from inside and outside the organization. With SecureOS, the Company enables security-sensitive organizations in every industry to avoid the risks and costs associated with maintaining separate operating systems.

REGIONS. The Company introduced the Regions in its new family of firewalls in March 1998 to address the need for applying security policies and access requirements to complex organizations requiring alternative ways of managing firewalls. Regions are groupings of physical interfaces (network cards) and VPNs into entities of similar trust.

Regions allow administrators to define both physically and virtually connected global networks into grouped items for easy management. Regions can be named as desired, and network access policies can be applied for any Region to Region communication. Furthermore, administrators can define Network Address Translation to hide addresses between any Regions, rather than specifying one as the trusted network and exposing untrusted network addresses.

TYPE ENFORCEMENT(TM). Initially developed for classified government agencies and now incorporated into Secure Computing high-end firewall architectures, Secure Computing's patented Type Enforcement secures the underlying firewall operating system and protects network services by segmenting them into individual domains. Each domain is granted permission to access specific file types and domains. As a result, each domain provides a self-contained, discrete layer of protection which cannot be altered. Type Enforced firewalls protect against known network penetration and denial of service attacks, including the most common, destructive and malicious attacks.

INTRUSION DETECTION AND STRIKEBACK(TM) RESPONSE. Secure Computing's Strikeback feature responds to intrusion attempts with selectable alarms and captures as much information as possible about the intruder, including their source and the route used to reach the system. Strikeback has proven its value in permitting organizations to take direct corrective action against individual attackers and organizations employing them.

CENTRALIZED AND REMOTE MANAGEMENT. Centralized control features include an easy-to-use management interface, encrypted and authenticated remote management, remote systems configuration, and real-time monitoring of suspicious activities on the network. Administrators can use SNMP agents to send alarms to SNMP-compliant network management stations located on an internal or external network. Comprehensive audit, reporting and diagnostics support proactive and productive management, as well as user access billing.

COMPREHENSIVE AUDIT AND LOGGING. Comprehensive audit and logging technology allows the Company's firewalls to provide comprehensive audit, logging and report generation tools to enable effective management reporting of all access attempts. Special security alarms and alert notifications bring unauthorized access attempts to the immediate attention of the administrator. For example, an organization may configure its firewall with traps which trigger an alarm, alerting a network administrator (by paging the administrator if desired) to the attack in progress. Moreover, the firewall can be configured to lure the unauthorized user to continue the attack by making it appear that the attack is succeeding, while implementing software countermeasures which log the attack and trace the attack to its source. The triggers can also be configured to immediately terminate access.

TRANSPARENCY. Transparency technology enables the Company's firewalls to provide unobtrusive security by seamlessly integrating a firewall into a new or existing network without interfering with legitimate corporate network services and business requirements. As a result, the Company's firewalls do not alter the work behavior of internal users nor do they require modification to existing or new software in use on the protected network.

IDENTIFICATION AND AUTHENTICATION

The Company's identification and authentication technology results from more than a decade of efforts in network authenticating technology. The Company has three patents for this technology. Described below are the salient features of this technology.

DYNAMIC PASSWORDS. Dynamic password technology is compatible with existing computing and networking equipment utilized by most organizations. Since each password can only be used one time, methods of electronically trying many passwords have an extremely low mathematical probability of being successful. Physical observation or electronic interception of the entered password will not enable the eavesdropper to gain access, without calculating a subsequent authorized dynamic password, a process made extremely unlikely by the use of the Data Encryption Standard ("DES") algorithm. The DES algorithm is widely recognized as a government certified and industry-tested standard. Databases of user authentication codes and authorizations are themselves encrypted utilizing the DES algorithm for further protection from unauthorized access.

AUTHENTICATION PROTOCOLS AND INTERFACE MODULES. This technology supports existing and emerging authentication protocols, including four TCP/IP based protocols, XTACACS, TACACS+, RADIUS and EASSP. Certain of these authentication protocols have been adopted by many manufacturers of access equipment, and permit transmission of a user's name and password from numerous connection points and through various network connectors, gateways, routers, servers and ports to the authentication server. In addition, a linkable library of files allows customers to create support for other levels of authentication at either the application or the transaction level. The application interface can be linked by a customer with virtually any application or new or customized authentication products. After such linkage, execution of the application will permit the application or product to pass a user-entered name and dynamic password to the application interface, which, after communicating through the software, returns the result of the authentication query to the application or product.

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

SCALABILITY. One database can support greater than one million users, and each authentication server can contain several databases. Further, SafeWord allows the support of a high volume of user authentication requests through the use of multiple servers which are automatically synchronized.

FULLY DOWN-LOADABLE, ALL SOFTWARE SOLUTION. The technology permits a down-loadable, all software solution. Thus, through the use of a combination of the Company's network authentication software and software password generators, or "tokens," an organization can achieve an all-software authentication solution for its network. Such an all software solution reduces the aggregate cost of the authentication systems and, since the basic software may be down-loaded from the Company's World Wide Web site, enables rapid installation of an authentication system on an organization's network.

FAULT TOLERANCE. With this feature, databases are automatically mirrored on up to four servers on a network to achieve fault tolerance. As a result, a hardware failure of one server does not prevent the authentication of users.

INTERNET MONITORING AND FILTERING

The Company's Internet monitoring and filtering technology includes three main elements: control list, multiple platform functionality and programming toolkit.

CONTROL LIST--is a database of URLs for major Internet protocols (HTTP, FTP, NNTP, and Gopher) representing sites, portions of sites, or discrete documents available on the Internet that meet the criteria of one or more of the 27 categories that the control list currently supports. The distributed form of the control list is binary, using a secure hash algorithm to both protect the actual contents of the database, and to form the basis of efficient runtime access for URL filtering. Proprietary tools are used to perform updates to the control list efficiently and effectively, including Human-Computer Interface and automated web robots (variations on the spiders used by most Internet search engines), which provide candidate URLs from a variety of sources for review by list technicians.

MULTIPLE PLATFORM FUNCTIONALITY--includes Web proxies for Unix and Windows NT, plug-ins for leading general-purpose proxies such as Netscape Proxy Server and Microsoft Proxy Server, and proxy-based enhancements to Secure's line of firewall products. In all cases the monitoring and filtering applications leverage the widely accepted concept of proxies for fundamental Internet protocols.

PROGRAMMING TOOLKIT--is an application programming interface to the core functionality of the control list which is used as a high-level development tool for developing customized monitoring and filtering applications. The Programming Toolkit is used internally and externally by third-party vendors.

PRODUCTS AND SERVICES

The Company's security products are designed to enable secure and productive electronic commerce.

SECUREZONE(TM). The first of the Company's new family of network security solutions, SecureZone delivers comprehensive, robust security with revolutionary ease of use and lower cost of ownership to organizations requiring the highest level of network security. The intuitive, visual interface simplifies and speeds all aspects of security administration, including access control, entities of trust and VPNs. The first network security solution to deliver application gateway strengths with embedded VPNs and Commercially available integrated X.509 digital certificate management, SecureZone delivers advanced security technologies developed for government and military agencies, such as the Company's patented Type Enforcement, SecureOS, and Strikeback intrusion detection/response.

SIDEWINDER(TM) SECURITY SERVER. Sidewinder employs SecureOS, Type Enforcement and Strikeback intrusion detection/response. Sidewinder delivers robust power and versatility for enforcing complex security policies and stringent security thresholds for government, commercial and public organizations. Sidewinder permits highly granular control over network access rules, message filtering and intrusion detection. It provides all the features of a high-end application gateway firewall plus additional technologies and filters, allowing safe connections to and through untrusted networks.

BORDERWARE(TM) FIREWALL SERVER. One of the world's best-selling application gateway firewalls, BorderWare combines turnkey plug-and-play installation, simplified management interfaces, hardened network perimeter defenses and secured, cost-effective remote connectivity options, including dynamic VPN and iPass software for cost-effective, secured remote and roaming users. Its combined ease of use with hardened perimeter security bring robust security within the reach of any organization sensitive to Internet security risk.

SECURE COMPUTING FIREWALL(TM) FOR NT. The only commercially available application gateway firewall designed for Microsoft BackOffice, Secure Computing Firewall for NT is a native Windows NT server application, built to take full advantage of the NT server architecture. It delivers a cost effective, highly secure solution without the complexity of firewalls ported to Windows NT environments from UNIX platforms. Fitting naturally into Windows NT environments, it addresses business, technology and skills requirements with a native Windows NT graphical user interface, native facilities and an advanced network security scanner.

SAFEWORD(TM). The SafeWord family of strong authentication products provides server software, hard tokens and soft tokens for secured access to networks. SafeWord features built-in replication to enable load balancing, real-time mirroring and recovery. It combines one-time encrypted password protection with standards-based inter-operability, resulting in a wide choice of servers and tokens. SafeWord runs on a wide range of platforms through the Company's partners program.

SMARTFILTER(TM). SmartFilter helps organizations manage productivity, preserve network bandwidth and reduce legal liability through industry-leading web monitoring and filtering. Organizations can manage and monitor Internet access through the SmartFilter Control List. For ease of administration, the Control List is organized into 27 selectable content categories and can be customized to organizational needs, interests and policies. SmartFilter capabilities combine in unique ways with each of the Company's network security solutions and complement a selection of recognized firewalls participating in the Company's partner's program.

SECUREWIRE(TM). SecureWire is the first commercially available business solution combining the capabilities of intranet and extranet technologies for sharing internal Web data with external users, such as partners, customers, suppliers and agencies. SecureWire enables organizations to grant authorized access to specific pages or URLs on the internal network, while denying access to all other data. As a result, each external user can be granted a portal to internal Web data in keeping with security policy.

LOCKOUT(TM). LOCKout's strong authentication allows remote access security login over networks by employing dynamic password techniques using DES and/or FORTEZZA-based encryption standards.

PROFESSIONAL SERVICES. The Company provides a rich portfolio of packaged and custom security professional services, ranging from internal and external network penetration testing to complex security installation and integration. Services are provided by the Company's team of accredited, certified security experts.

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


SECURESUPPORT(TM). SecureSupport provides expert customer support resources through diverse access options, including telephone, email and Web-based support. Service options are tailored for each of the Company's network security products.

Customers may purchase software support and upgrade service for an annual fee. Product feature upgrades are released when new features or capabilities are made available to software support subscribers. Basic hardware support is provided pursuant to the Company's basic warranty terms. Extended warranties are available for an annual fee. Enhanced hardware support may be purchased at varying rates either to provide service during normal business hours or at all times (24 hours a day, 7 days a week) for up to three years. The Company currently provides hardware support through contracts with third party support vendors and by using Company employees. Software updates and technical support are provided through program fix releases to customers when necessary to fix bugs or to provide enhancements to existing software features.

The Company provides limited hardware and software warranties to users for one year from acceptance of a product, and will provide contractual maintenance, service of the hardware and upgrades of software for a fee after warranty expiration. In many instances, the Company's warranties are in turn supported by warranties received by the Company from its manufacturers and suppliers.

EDUCATION AND TRAINING SERVICES. The Company hosts extensive product training and security education opportunities through classes, workshops and seminars around the world for customers and Channel Partners. These services assist in maintaining security integrity, from updating security policy to configuring products to integrating products into cohesive solutions.

GOVERNMENT CONTRACTS

         From its inception, the Company has been engaged in research and development of security technology under contracts with departments and agencies of the United States government, including the NSA. Government contracts have provided substantial revenue in each year of its existence, providing the Company with the financial resources to assemble a substantial group of scientists and engineers dedicated to computer system security. Government agencies under directives to comply with the NSA's standards represent a base of potential customers.

         Most of the Company's contracts require the Company to perform specified services, for which the Company is reimbursed for actual cost plus a fee. The Company's NSA Secure Network Server research and development contract accounts for a majority of the Company's government development contract business. A contract modification was executed in early July 1996 that changed the contract to a fixed-fee basis and increased the contract to $54 million from $35 million, of which $52.6 million has been recognized through February 28, 1998. The revised scheduled completion date is August 30, 1998. The Company estimates that the aggregate fee to be received over the course of the contract will be approximately 6%. The Company used a rate of 5.5% in recognizing revenue in 1997, based on its estimate of the remaining award fee to be earned under the contract.

         Under its cost-reimbursement contracts, the Company bears the risk that increased or unexpected costs required to perform the specified services may reduce the Company's fee. Pursuant to their terms, these contracts are generally also subject to termination at the convenience of the applicable government agency. If a contract is terminated, the Company typically is reimbursed for its costs to the date of its termination plus the cost of an orderly termination and paid a portion of the fee.

         The Company's United States government contracts are subject to audit by a designated government audit agency, currently the Defense Contract Audit Agency (DCAA). The DCAA has periodically audited the Company's contracts without any material cost disallowances.

CUSTOMERS

         The Company's current commercial customers and prospects are likely to consider network security solutions a high priority, because they routinely deal with proprietary or highly sensitive information.

         Customers within the United States government for the Company's products and services include the Department of Defense (both directly and through the NSA), which is the single largest government user of classified processing systems, and the Department of Energy. The Company also targets other agencies within the United States government.

The Company's customers also include foreign governments and businesses. The Company sells its products in western Europe, the Middle East, Australia and the Pacific Rim, mainly through reseller channels.

SALES AND MARKETING

         SALES. The Company sells products and services in domestic and foreign markets. At February 28, 1998, the Company had a sales force of 60 individuals who sell security products to Fortune 1000 companies and the United States government. To the extent that sales of the Company's commercial products and services increase, the Company will hire additional sales staff. From time to time, the Company may enter into teaming relationships with third-party government contractors.

         The Company has initiated a transition from selling through a direct sales force and indirect multi-channel network of resellers and distributors to a predominantly indirect sales model, based on migrating existing customers to new products and enabling indirect channel distributors to sell all of the Company's products. In addition, the Company has introduced focused methods of sales and channel expansion, including Microsoft-oriented reseller and distributor recruitment, an OEM sales focus, and high technology alliances for sales, marketing and point-of-sale leverage. To support this transition and expansion, the Company is implementing a new multi-level distributor program.

         The Company currently sells its products outside of the United States and through an international distribution network. Overseas sales in 1997 were approximately 35% of revenue. The Company believes that international markets present a potentially large market for network and security products. Export controls on cryptographic products may place limits on the export of the Company's products to certain countries identified from time to time by the United States Department of State. In addition, certain of the Company's government products are subject to United States government contracting regulations and to the International Trade in Arms Regulation ("ITAR"), which restricts the exports of certain products affecting national security. These regulations could restrict the Company's ability to sell its products to foreign governments and businesses identified from time to time by the United States Department of State, creating delays in the introduction of the Company's products in international markets.

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

         The following table summarizes information about the Company's foreign and domestic sales and operations:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
(In thousands)                                                                1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------
Revenues:
   United States products and services sales                                 $18,171          $14,711         $ 9,179
   International products and services sales                                  15,032            8,579           3,902
   Government contracts                                                       13,773           16,972          14,849
                                                                     -----------------------------------------------------
                                                                             $46,976          $40,262         $27,930
                                                                     =====================================================

Net Income (Loss):
   United States operations                                                   $4,363         $(17,709)        $  (682)
   International operations                                                   (8,614)          (7,385)             50
                                                                     -----------------------------------------------------
                                                                             $(4,251)        $(25,094)        $  (632)
                                                                     =====================================================
Identifiable Assets:
   United States operations                                                  $28,905          $32,259         $42,963
   International operations                                                    2,149            4,516           1,298
                                                                     -----------------------------------------------------
                                                                             $31,054          $36,775         $44,261
                                                                     =====================================================


         MARKETING. At February 28, 1998, the Company had 21 marketing employees. The Company deploys comprehensive targeted marketing programs to generate sales leads and brand awareness. Programs include direct marketing, Web marketing, advertising, seminars and trade shows and ongoing customer, channel and partner communications programs. The Company has entered into strategic marketing relationships with various vendors of communications, security, and network management products. Certain of these vendors recommend Secure Computing products along with their solutions to meet customers' security needs. The potential increased revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances, and significant costs incurred in customizing the Company's products. Although the Company does not intend that such relationships be exclusive, the Company may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent the Company becomes dependent on actions by such parties, the Company could be adversely affected if the parties fail to perform as expected.

         The Company also seeks to stimulate interest in network security through its public relations program, speaking engagements, white papers, technical notes and other publications.

COMPETITION

         The market for network security products is intensely competitive and characterized by rapid technological change. The Company believes that competition in this market is likely to persist and to intensify as a result of increasing demand for network security products. Each of the Company's individual products competes with a different group of competitors and products. The principal competitors for the Company's existing products include ActivCard, Axent, CheckPoint Software Technologies Ltd., Cisco Systems, Network Associates, Security Dynamics, Inc. and Sun Microsystems.

         The Company may also face competition from these and other parties in the future that develop, or acquire computer and network security products based upon approaches similar to or different from those employed by the Company. There can be no assurance that the market for network security products will not ultimately be dominated by approaches other than the approach marketed by the Company. While the Company believes that it does not compete against manufacturers of other classes of security products (such as encryption) due to the complementary functions performed by such other classes, there can be no assurance that the Company's customers will not perceive such other companies as competitors of the Company.

         The Company believes that the principal competitive factors affecting the market for computer and network security products include level of security, technical features, ease of use, capabilities, reliability, customer service and support, distribution channels, price and total cost of ownership.

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

BACKLOG

         The Company's backlog for commercial products as of February 28, 1998 was approximately $1.2 million, compared to $0.5 million as of February 28, 1997. The Company does not believe that its commercial backlog at any particular point in time is indicative of future sales levels. The Company's backlog relating to its government contracts as of February 28, 1998 was approximately $6.1 million, compared to $13.7 million as of February 28, 1997. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which the Company's government customers have actually obligated payment. At February 28, 1998, approximately $3.6 million of the Company's government contract backlog was funded, compared to $2.0 million as of February 28, 1997. The timing and volume of customer orders are difficult to forecast because the Company's customers typically require prompt delivery of products and a substantial majority of the Company's sales are booked, and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled with little or no penalty.


MANUFACTURING

         The Company's manufacturing operations consist primarily of light assembly and packaging associated with its software products. The Company uses subcontractors to duplicate its software media and print its user documentation and product packaging. The Company then assembles the final software products in its facilities in Roseville, Minnesota. The Company also performs some limited hardware manufacturing operations, which consist primarily of purchasing hardware components, final assembly and testing. Hardware components include commercially available computers, memory, monitors and third party peripherals. The Company's manufacturing processes utilize the principles of ISO 9001 standards for which the Company received certification in 1996.

         The majority of the materials utilized in the Company's manufacturing operations are industry standard parts and services and are widely available. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging and computer systems PCs and computer peripherals such as (memory disk drives and storage devices. Interruptions or delays in shipments of software supplies, certain computer systems or peripherals could materially adversely affect the Company's business and results of operations.

         The Company's SafeWord product line includes a small calculator-style token which provides user authentication. The Company subcontracts for these tokens from ReachOut, LTD., an electronics assembly manufacturer located in the Peoples Republic of China. The Company is currently establishing a second source relationship for these tokens with Lan Plus, Inc., a California company with manufacturing facilities located in Taiwan. The Company anticipates having this second source supplier in production by the second quarter of 1998. However, there can be no assurance that the Company will successfully establish this or any other second source arrangement. The Company's source for its tokens is currently limited to ReachOut, LTD. While the Company has generally been able to obtain adequate supplies of these products in a timely manner, delays, interruptions in supply, a failure of the second source supplier to perform, or a significant increase in manufacturing costs could materially adversely affect the results of operations.

RESEARCH AND DEVELOPMENT

         Internal development of new products and features is performed by the Company's internal engineering staff. The Company's government contracts efforts support a far larger research and development program than the Company's own independent research and development efforts. Of the Company's total of 196 engineering employees at February 28, 1998, 51 hold post-graduate degrees.

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

         The Company will continue to seek government research and development contracts to maintain its high technology base. The Company currently has research and development contracts with government agencies, including the NSA. These contracts address information security for operating systems, secure applications for database management systems and security policy research. The Company continuously pursues additional contracts with these organizations.

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

         The Company's success is dependent, in part, upon its proprietary software and security technology. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. In addition, under its contracts with the Company, U.S. government agencies have the right to disclose certain technology developed with government funding to competitors of the Company as part of the establishment by the government of second-source manufacturing arrangements or competitive bidding.

         The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. However, the computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In the event that a third party were to make a claim of infringement against the Company, the Company could be required to devote substantial resources and management time to the defense of such claim, which could have a material adverse effect on the Company's business and results of operations.

         The Company has received or applied for trademark protection in the United States for its BorderWare, SafeWord, Secure Computing Firewall, SecureWire, SecureOS, SecureSupport, SecureZone, Sidewinder, SmartFilter, Strikeback, Type Enforcement and Nobody Comes Close marks.

REGULATION AND GOVERNMENT CONTRACTS

         Other than government contracting regulations described above under "Government Contracts," the Company is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. Currently, there are few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. In addition, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

         At February 28, 1998, the Company had 360 employees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality and non-compete provisions. The Company believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

         The executive officers of the Company are:

         NAME                      AGE               POSITION
         -------------------------------------------------------------------
         Jeffrey H. Waxman         51       Chairman of the Board, Chief
                                             Executive Officer

         Timothy P. McGurran       35       Senior Vice President of Operations,
                                             Chief Financial Officer
         Christine Hughes          51       Senior Vice President of Marketing
         Gary D. Taggart           44       Vice President of Sales
         Patrick Regester          49       Vice President of International
                                             Operations

         JEFFREY H. WAXMAN has been Chairman of the Board since January 1997 and Chief Executive Officer of the Company since November 1996. From June 1995 through August 1996, Mr. Waxman was the Executive Vice President and General Manager of the Application Group of Novell Inc., a network software provider. From November 1992 through June 1995, Mr. Waxman was the President and Chief Executive Officer of ServiceSoft Corporation, a diagnostics software company. From June 1988 through January 1992, Mr. Waxman was the Chief Executive Officer of Uniplex, Inc. Mr. Waxman currently serves on the Board of Directors of ComTel.

         TIMOTHY P. MCGURRAN has been the Senior Vice President of Operations and Chief Financial Officer of the Company since May 1996. Mr. McGurran was at Ernst & Young LLP from December 1984 to May 1996, where his last position was Senior Manager.

         CHRISTINE HUGHES has been the Senior Vice President of Marketing since November 1996. Ms. Hughes was the Senior Vice President, Corporate Marketing at Novell, Inc., a network software provider from December 1994 to August 1996. From June 1991 to November 1994 Ms. Hughes was a Vice President at Xerox Corporation. Ms. Hughes currently serves on the Board of Directors of Sulcus Hospitality Technologies Corporation.

         GARY D. TAGGART has been Vice President of Sales since January 1997. Prior to joining Secure, Mr. Taggart was Vice President of Americas Sales for Eicon Technology Inc., a Canadian manufacturer of communications products, from December 1994 through September 1996. From 1989 to 1994, Mr. Taggart was Vice President of Worldwide Sales for Storage Dimensions, Inc., a San Jose-based manufacturer of network storage subsystems.

         PATRICK REGESTER has been the Vice President of International Operations since February 1997. From November 1995 to January 1997 Mr. Regester was Vice President of Sales and International Operations for Process Software Corporation, a TCPIP applications developer. From March 1989 to October 1995, Mr. Regester held various positions most recently as the Group Managing Director for Uniplex Inc., a UNIX office automation software provider.

         Executive officers are elected annually by the Board of Directors and serve a term of one year or until their successors are elected. None of the above executive officers is related to each other or to any director of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

         A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, expansion of the Company's sales distribution capability, the cost and availability of components and the Company's ability to control costs.

         The Company success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. To date, substantially all of the Company's revenues have been attributable to sales of its enterprise network and data security products and the provision of related services, and existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's financial condition and results of operations.

         Certain components of the Company's products are currently purchased from a single or limited sources and any interruption in the supply of such components could adversely affect the Company's operating results.

         The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, the sizes, timing and shipment of individual orders, market acceptance of new products, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in product pricing, development of the Company's direct and indirect distribution channels and general economic conditions.

Dependence on Principal Products. The Company currently derives substantially all of its revenue from sales of its enterprise network and data security products, the provision of related services, and existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services, or any factor impeding or delaying the Company's ability to diversify its products offerings to lessen its dependency on those products, would have a material adverse effect on the Company's financial condition and results of operations.

Risks Associated with Enterprise Network and Data Security Market. The rapid development of enterprise-wide and remote computing as well as increased use of the Internet, intranets and extranets has enhanced the ability of users to access proprietary information and resources and has in recent years increased demand for enterprise network and data security products. Declines in demand for the Company's products, whether as a result of competition, technological change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors, could have a material adverse effect on the Company's financial condition and results of operations.

         A well-publicized actual or perceived breach of enterprise network or data security could trigger a heightened awareness of computer abuse, resulting in an increased demand for security products such as those offered by the Company. Similarly, an actual or perceived breach of enterprise network or data security at one of the Company's customers, regardless of whether such breach is attributable to the Company's products, could adversely affect the market's perception of the Company and the Company's financial condition or results of operations. In addition, although the effectiveness of the Company's identification and authentication products is not dependent upon the secrecy of its proprietary algorithm, the public disclosure or "breaking" of this algorithm could result in a perception of breached security which could have an adverse effect on the Company's financial condition and results of operations.

Technological Change and New Products. The market for security products, especially in the Internet, intranet and extranet markets, is characterized by rapidly changing technology, emerging and evolving industry standards, new product introductions, relatively short product life cycles and rapid and constant changes in customer requirements and preferences. To the extent that specific methods other than those employed by the Company are adopted as standards for implementing enterprise network data security, sales of the Company's existing and planned products in those market segments may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

         Software products may also contain undetected errors or bugs when first introduced or as new versions are released, and software products or media may contain undetected viruses. Errors or bugs may also be present in software licensed by the Company from third parties and incorporated into the Company's products. Errors, bugs or viruses may result in loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's financial condition and results of operations.

Competition. The market for enterprise network and data security products is highly competitive and subject to rapid change. The Company believes that the principal competitive factors affecting the market for enterprise network and data security products include technical features, ease of use, quality/reliability, level of security, customer service and support, distribution channels and price. The Company's competitors and potential competitors include organizations that provide or may seek to provide enterprise network and data security products based upon approaches similar to and different from those employed by the Company, and could in the future include operating systems or network suppliers not currently offering competitive enterprise-wide security products. There can be no assurance that the market for enterprise network and data security products will not ultimately be dominated by approaches other than the approach marketed by the Company.

         Certain of the Company's potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, they may be able to leverage an installed customer base and/or other existing or future enterprise-wide products, adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than can the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines. Any reduction in gross margins resulting from competitive factors could have a material adverse effect on the Company's financial condition and results of operations.

Potential Volatility of Stock Price. The trading of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the information security systems and wireless communications industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. The Company's sales or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. These Company-specific factors or broad market fluctuations may have a material adverse effect on the market price of the Company's Common Stock.

Lengthy Sales Cycle. Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with the Company's product is typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company is often required to ship products shortly after it receives orders and consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, the Company's financial condition and results of operations would be materially and adversely affected. In addition, the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period.

Product Liability Risks. Customers rely on the Company's information security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. Although the Company seeks to reduce the risk of such losses by attempting to negotiate warranty disclaimers and liability limitation clauses in its sales agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting the Company's liability for such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's financial condition and results of operations.

Evolving Information Security Market. The market for the Company's information security products is only beginning to emerge. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. The Company's future success will depend in part upon end users' demand for information security products in general and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. To the extent that a specific method other than the Company's is adopted as the standard for implementing information security in any segment of the information security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that information security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

         In addition, a portion of the sales of the Company's information security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. There can be no assurance that the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces will be developed, or, if developed, that these networks will become viable commercial marketplaces.

ITEM 2.  PROPERTIES

         The Company is headquartered in approximately 65,000 square feet of office and production space in Roseville, Minnesota. The Company occupies these premises under leases expiring at various times through the year 2006. The annual base rent for this facility is approximately $875,000. The Company's subsidiaries located in Toronto, Ontario, Concord, California and Naples, Florida also lease office space totaling 55,000 square feet and with annual rent totaling approximately $1,115,000. Of the aforementioned space, approximately 13,000 square feet of the Toronto facility has been sublet for $143,000 annual rental income. The Company recently added 6,000 square feet in San Jose, California totaling 13,000 square feet and annual rent of $257,000. The additional San Jose space will allow Secure to move its' headquarters to San Jose in the spring of 1998. In support of its eastern U.S. field sales and support organization, the Company also leases approximately 6,000 square feet of office space in Vienna, Virginia. The annual rent for this facility is approximately $140,000. The Company also has foreign offices in London, England; Paris, France; Sydney, Australia and Munich, Germany.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol SCUR. The following table sets forth, for the periods indicated, the high and low bid prices per share of the Common Stock on the Nasdaq National Market.

                                             High                  Low

1996
First Quarter.......................         $52.00               $21.00
Second Quarter......................         $35.25               $20.50
Third Quarter.......................         $25.25                $9.50
Fourth Quarter......................         $12.50                $8.13

1997
First Quarter.......................          $8.88                $5.00
Second Quarter......................          $8.75                $5.00
Third Quarter.......................          $8.94                $5.56
Fourth Quarter......................         $14.69                $9.06

         As of March 17, 1998, the Company had 510 stockholders of record which includes 6 holders of Exchangeable Shares and approximately 4,780 beneficial holders of its Common Stock.

         The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1997, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1994 and 1993 and the consolidated balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements which are not included in this Form 10-K. The consolidated statement of operations for the fiscal years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1995 and 1994 have been restated to give effect to the acquisition of Border Network Technologies, Inc. and Enigma Logic, Inc. in August 1996. The data set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------------------
                                        1997                   1996                1995             1994                1993
                                     -----------            ----------          ----------        ----------          ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenue:
     Products and services.......    $33,203,000           $23,290,000        $ 13,081,000       $ 4,051,000        $ 1,598,000
     Government contracts......       13,773,000            16,972,000          14,849,000        13,744,000          9,389,000
                                     -----------            ----------          ----------        ----------          ---------
         Total revenue.........       46,976,000            40,262,000          27,930,000        17,795,000         10,987,000
   Gross profit                       28,210,000            21,465,000          13,079,000         7,120,000          4,244,000
   Acquisition costs...........              ---            13,069,000                 ---               ---                ---
   Operating Income (loss).....      (5,734,000)          (26,473,000)           (633,000)         1,220,000            215,000
   Net Income (loss)...........      (4,251,000)          (25,094,000)           (632,000)         1,541,000            731,000
   Net income (loss) per share:
         Basic.................            (.27)                (1.76)               (.08)               .17                .14
         Diluted...............            (.27)                (1.76)               (.08)               .17                .10

CONSOLIDATED BALANCE SHEET DATA:
   Working capital (deficit)...      $17,175,000           $18,886,000       $  34,292,000        $1,991,000        $ (731,000)
   Total assets................       31,054,000            36,775,000          44,261,000         7,727,000          4,495,000
   Long-term debt, less
   current portion and
   redeemable convertible
   preferred stock.............             ---                    ---           1,879,000        10,659,000          8,630,000
   Stockholder's equity
   (deficit)...................       24,800,000            26,232,000          36,208,000       (5,996,000)        (7,081,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company produces and markets products designed to enable electronic commerce by protecting an organization's computer network from access by unauthorized users. Secure was organized in July 1989 to acquire certain assets of a division of Honeywell, Inc., then engaged in research and development of computer network security technology under a U.S. government contract. In August 1996, the Company acquired Border Network Technologies Inc. ("Border") and Enigma Logic, Inc. ("Enigma") in a transaction accounted for as a pooling of interests. All historical information presented in this Item 7 has been restated to reflect this combination. Also in 1996, the Company purchased Webster Network Strategies, Inc. ("Webster").

         PRODUCTS AND SERVICES. The Company sells its products and services to commercial and government customers. The Company's SafeWord identification and authentication server products were introduced prior to 1994. During 1994 and 1995, the Company invested significant resources in the development of the Sidewinder and BorderWare firewall products. Both firewalls first had significant sales in 1995. In 1996, the Company's SmartFilter internet filtering product (formerly known as WebTrack) was introduced. The Company expects that the percentage of its revenues derived from products and related services will increase in future years, as the Company increasingly focuses on product sales.

         During 1998, the Company plans to continue its research and development investment and general and administrative spending at current levels and to increase its sales and marketing expenditures over 1997 levels. The Company expects that operating expenses as a percentage of revenues will decline in 1998. The Company has planned for increased costs associated with selling and marketing in connection with the release of new products.

         GOVERNMENT CONTRACTS. From the time of its organization, Secure has been engaged in research and development of computer network security technology under contracts with departments and agencies of the U.S.
government.

         The Company's Secure Network Server development contract with the National Security Agency ("NSA") accounted for approximately 18 percent, 33 percent and 43 percent of the Company's total revenue for the years ended December 31, 1997, 1996 and 1995, respectively. The Company estimates that the aggregate fee to be received over the course of the contract will be approximately 6 percent and is currently using a rate of 5.5 percent in recognizing revenue in 1997 based on its current estimate of the remaining fee to be earned under the contract. The NSA contract now extends to August 1998.

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

         Under its government contracts, the Company bears the risk that increased or unexpected costs required to perform specified services may reduce the amount of the Company's fee and are subject to audit. Pursuant to their terms, these contracts are generally also subject to termination for the convenience of the applicable government agency. If the contract is terminated, the Company typically would be reimbursed for its costs to the date of its termination, plus the costs of an orderly termination, and paid a portion of the fee.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                     YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                             1997             1996              1995
--------------------------------------------------------------------------------------
Revenue:
   Products and services                     70.7%             57.8%            46.8%
   Government contracts                      29.3              42.2             53.2
--------------------------------------------------------------------------------------
         Total revenue                      100.0             100.0            100.0
Cost of revenue                              39.9              46.7             53.2
Gross profit                                 60.1              53.3             46.8
Operating expenses:
   Selling and marketing                     43.6              45.8             19.3
   Research and development                  18.6              23.8             17.4
   General and administrative                 8.2              17.1             12.4
   Acquisition costs                         ---               32.4            ---
   Stock option compensation expense          1.9              ---             ---
--------------------------------------------------------------------------------------
         Total operating expenses            72.3             119.1             49.1
--------------------------------------------------------------------------------------
Operating loss                              (12.2)            (65.8)            (2.3)
Interest and other income                     1.1               3.8              0.9
Interest expense                             ---               (0.3)            (0.8)
Loss before income taxes                    (11.1)            (62.3)            (2.2)
Income tax (benefit) expense                 (2.1)            ---                0.1
--------------------------------------------------------------------------------------
Net loss                                     (9.0)%           (62.3)%           (2.3)%
======================================================================================


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996.

         REVENUE. The Company's revenue increased 16.7 percent to $47.0 million in 1997, up from $40.3 million in 1996. Products and services revenue was $33.2 million in 1997, an increase of 42.6 percent over 1996, and was attributable mainly to increased sales of authentication products and related services. The decrease in government contracts revenue in 1997 reflects the continuation of efforts to reduce reliance on government contracts.

         GROSS PROFIT. Gross profit as a percentage of revenue increased to 60.1 percent in 1997 from 53.3 percent in 1996. The increase in 1997 was primarily the result of increased products and services revenue which carries a higher gross margin than government contracts.

         SELLING AND MARKETING. Selling and marketing expenses increased 11.1 percent to $20.5 million in 1997, from $18.4 million in 1996. The increase was due primarily to additions to the Company's sales and marketing staff and higher expenditures for advertising, trade shows and product literature.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 8.8 percent to $8.7 million in 1997 from $9.6 million in 1996. The decrease resulted primarily from improved efficiencies due to consolidation of the Company's operations.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 44.1 percent to $3.8 million in 1997 from $6.9 million in 1996. The decrease was primarily the result of improved efficiencies from the consolidation of the Company's operations.

         ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1996 relating to the Webster, Border and Enigma acquisitions. Purchased research and development in process of $3.9 million was expensed in connection with the Webster acquisition. Also, $9.2 million of acquisition costs were recorded for investment banking, professional fees and other expenses for the Border and Enigma acquisitions.

         INTEREST AND OTHER INCOME. The difference in interest and other income between the periods reflects interest earned in 1997 by the Company on declining cash and investment balances.

         STOCK OPTION COMPENSATION EXPENSE. The stock option compensation expense in 1997 reflects vesting by a certain portion of options triggered by stock price performance.

         INCOME TAX BENEFIT. The Company recognized an income tax benefit in 1997 compared to no income tax expense or benefit in 1996. The income tax benefit recognized in 1997 related to a reduction in the valuation allowance against the Company's deferred tax assets. The allowance was reduced based on the Company's estimate of the amount of net operating loss carryforwards more likely than not to be utilized to offset future taxable income. Management believes it is more likely than not that net deferred tax assets, which total $2.4 million at December 31, 1997, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. The Company had total net operating loss carryforwards of approximately $38.9 million at December 31, 1997. Of these carryforwards, $9.9 million relates to stock option exercises. As these deductions are realized, the benefit will not reduce income tax expense, rather it will be recorded as additional paid-in-capital. Of the remaining benefit associated with the carryforwards, approximately $23.0 million had yet to be recognized as a benefit in the statement of operations. However, there can be no assurance that these carryforwards will be available to offset future income tax expense when taxable income is realized.

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

         SELLING AND MARKETING. Selling and marketing expenses increased by
242.7 percent to $18.4 million in 1996 from $5.4 million in 1995. The increase was due primarily to additions to the Company's sales and marketing staff and higher expenditures for advertising, trade shows and product literature.

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

         ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1996 relating to the Webster, Border and Enigma acquisitions. Purchased research and development in process of $3.9 million was expensed in connection with the Webster acquisition as well as $9.2 million of acquisition costs recorded for investment banking, professional fees and other expenses for the Border and Enigma acquisitions.

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

         INCOME TAX EXPENSE. The Company recognized no income tax expense for 1996 compared to $21,000 in 1995. Management's evaluation of the realizability of the deferred tax assets remained constant in 1996 and 1995, resulting in a net deferred tax asset of $1.4 million in both years.

LIQUIDITY AND CAPITAL RESOURCES

         Since its organization, the Company has financed its operations through the issuance of equity securities and notes to stockholders, long-term debt, short-term borrowings and cash generated from operations. The Company's cash and cash equivalents decreased by approximately $7.3 million from 1996 to 1997. The decrease resulted primarily from recurring operating losses and $2.3 million of purchases of capital equipment. The decrease was partially offset by approximately $2.0 million of proceeds from sales of common stock, primarily from employees upon exercise of stock options. As of December 31, 1997, the Company had working capital of $17.2 million. In 1998, the Company has received a commitment from a bank to enter into a $5 million line of credit. The Company expects the terms of the line to be finalized in April 1998. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's line of business.

         Capital expenditures for property and equipment were $2.3 million, $5.0 million and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. These expenditures have generally consisted of computer workstations, office furniture and equipment, and leasehold improvements.

         At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

INFLATION

         To date, the Company has not been significantly affected by inflation.

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* THE COMPANY EXPECTS THAT THE PERCENTAGE OF ITS REVENUES DERIVED FROM PRODUCTS AND RELATED SERVICES WILL INCREASE IN FUTURE YEARS, AS THE COMPANY INCREASINGLY FOCUSES ON PRODUCT SALES. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development, and inability to obtain market acceptances of new products offered by the Company, and introduction of products by competitors.

* DURING 1998, THE COMPANY PLANS TO CONTINUE ITS RESEARCH AND DEVELOPMENT INVESTMENT AND GENERAL AND ADMINISTRATIVE SPENDING AT CURRENT LEVELS AND TO INCREASE ITS SALES AND MARKETING EXPENDITURES OVER 1997 LEVELS. THE COMPANY EXPECTS THAT OPERATING EXPENSES AS A PERCENTAGE OF REVENUES WILL DECLINE IN 1998. This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development and also may be affected by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

* YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business and results of operations.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2.4 MILLION AT DECEMBER 31, 1997, WILL BE REALIZED. This expectation depends mainly on the Company maintaining, at current levels, its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions may impact whether the Company has sufficient cash resources to fund its product development and marketing and sales plans for 1998 and early 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information under the heading "Election of Directors" and "Section 16(a) Reporting", in the Registrant's Proxy Statement to be filed on or about April 15, 1998. See also Part I, Item 1 "Executive Officers" of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on April 15, 1998 under the headings "Election of Directors -- Committees of the Board of Directors and Meeting Attendance", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements", and "Performance Evaluation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on April 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information appearing under the heading "Certain Transactions", in the Registrant's Proxy Statement which the Registrant anticipates filing on April 15, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         1.       Consolidated Financial Statements:

                   Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
                       December 31, 1997, 1996 and 1995
                   Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                   Consolidated Statements of Cash Flows for the years ended
                       December 31, 1997, 1996 and 1995
                   Notes to Consolidated Financial Statements
                   Report of Independent Auditors (Ernst & Young LLP)
                   Report of Independent Accountants
                       (Price Waterhouse LLP - San Jose California)
                   Auditors Report (Price Waterhouse - Ontario, Canada)

         2.       Consolidated Financial Statement Schedules:
                  Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the Consolidated Financial Statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)      REPORTS ON FORM 8-K

         A Form 8-K was not filed during the quarter ended December 31, 1997

(c)      EXHIBITS

         The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1997:

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

--------------------
(1) Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).

(2) Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed September 12, 1996 (File No. 0-27074).

(3) Incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed on March 28, 1996 (File No. 0-27074).

(4) Incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(5) Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(6) Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 12, 1996 (File No. 0-27074).

(7) Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(8) Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(9) Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(10) Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(11) Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(12) Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

         10.7 Contract between the United States of America and Secure Computing Corporation, Contract No. MDA904-93-C-C034, dated December 16, 1992, including Amendment P00001 dated January 25, 1993; Amendment P00002 dated March 10, 1993; Amendment P00003 dated February 18, 1993; Amendment P00004 dated March 15, 1993; Amendment P00005 dated October 27, 1993; Amendment P00006 dated December 13, 1993; Amendment P00007 dated December 30, 1993; Amendment P00008 dated April 29, 1994; Amendment P00009 dated October 14, 1994; Amendment P00010 dated November 30, 1994; Amendment P00011 dated December 21, 1994; Amendment P00012 dated January 25, 1995; Amendment P00013 dated May 3, 1995; Amendment P00014 dated May 26, 1995; Amendment P00015 dated June 28, 1995; Amendment P00016 dated July 24, 1995; Amendment P00017 dated October 4, 1995; Amendment A00001 dated January 11, 1993; Amendment A00002 dated March 24, 1993; Amendment A00003 dated March 30, 1993; Amendment A00004 dated May 1, 1993; Amendment A00005 dated July 8, 1993.(13)

         10.8 The following amendments to Contract between the United States of America and Secure Computing Corporation, Contract No. MDA904-93-C-C034: Amendment No. P00018 effective October 13, 1995, Amendment No. P00019 effective November 13, 1995, Amendment No. P00020 effective December 15, 1995, Amendment No. P00021 effective December 11, 1995, Amendment No. P00023, effective January 22, 1996, Amendment No. P00024 effective January 29, 1996, Amendment No. P00025 effective February 12, 1996, Amendment No. P00026 effective March 11, 1996, Amendment No. P00027 effective April 10, 1996, Amendment No. P00028 effective April 11, 1996, Amendment No. P00029 effective April 24, 1996, Amendment No. P00030 effective June 6, 1996, Amendment No. P00031 effective June 6, 1996, Amendment No P00032 effective July 2, 1996, Amendment No. P00033 effective September 12, 1996, and Amendment No. P00034 effective October 31, 1996.

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

         10.13 Employment Agreement between Secure Computing Corporation and Jeffrey H. Waxman dated November 4, 1997.(18)+

---------------
(13) Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(14) Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(15) Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(16) Incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(17) Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(18) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

         10.15 Employment Agreement between Secure Computing Corporation and James Boyle dated October 7, 1996.(19)+

         10.16 Employment Agreement between Secure Computing Corporation and Christine Hughes dated November 8, 1997, including the letter agreement dated November 7, 1996.(20)+

         10.18 Employment Agreement between Secure Computing Corporation and Timothy P. McGurran dated August 27, 1996.(21)+

         10.19 Employment Agreement between Secure Computing Corporation and Gary D. Taggart dated October 2, 1996. +

         10.24 Description of Secure Computing Corporation Management Incentive Plan.(22)+

         10.25 Secure Computing Corporation Amended and Restated 1995 Omnibus Stock Plan. +

         10.27    Secure Computing Corporation Employee Stock Purchase Plan (23)

         23.1     Consent of Ernst & Young LLP.

         23.2     Consent of Price Waterhouse, Chartered Accountants, Toronto,
                  Canada.

         23.3     Consent of Price Waterhouse LLP, San Jose, California.

         24.1     Powers of Attorney

         27.1     Financial Data Schedule - 1997.

         27.2     Financial Data Schedule - 1995.

--------
(19) Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

(20) Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

(21) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).

(22) Incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

(23) Incorporated herein by reference to Exhibit 4.03 to the Company's Registration Statement on Form S-8 (Registration Number 333-114151)

+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K and Item 601 of Regulation S-K.

                          SECURE COMPUTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      ASSETS

                                                                                            DECEMBER 31,
                                                                                --------------------------------------
                                                                                       1997               1996
                                                                                --------------------------------------
CURRENT ASSETS
     Cash and cash equivalents  .............................................             $4,880            $12,130
     Investments............................................................                 ---              5,935
     Accounts receivable (net of allowance for doubtful accounts
     of 1997 - $417; 1996 - $290)............................................             13,553              7,098
     Deferred income taxes...................................................              2,113              1,083
     Inventory...............................................................              1,123              1,908
     Other current assets....................................................              1,760              1,275
                                                                                --------------------------------------
         Total current assets................................................             23,429             29,429

PROPERTY AND EQUIPMENT
     Equipment...............................................................              8,008              7,843
     Furniture and fixtures..................................................              2,595              2,067
     Leasehold improvements..................................................              1,301                929
                                                                                --------------------------------------
                                                                                          11,904             10,839
     Accumulated depreciation................................................             (6,286)            (4,993)
                                                                                --------------------------------------
                                                                                           5,618              5,846
INTANGIBLE ASSETS (net of accumulated amortization of
      1997 -  $561; 1996 - $425).............................................              1,221              1,082
OTHER ASSETS.................................................................                786                418
                                                                                --------------------------------------
         Total assets........................................................            $31,054            $36,775
                                                                                ======================================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
     Accounts payable........................................................           $  2,175           $  3,727
     Accrued payroll liability...............................................              1,170              2,031
     Accrued acquisition liabilities.........................................                ---              1,083
     Other accrued liabilities...............................................              1,094              1,947
     Deferred revenue........................................................              1,815              1,755
                                                                                --------------------------------------
         Total current liabilities...........................................              6,254             10,543

STOCKHOLDERS' EQUITY
     Common Stock, par value $.01 per share:
     Issued and outstanding shares-- December 31, 1997 -
     15,762,820  and December 31, 1996 - 15,101,152..........................                158                151
     Additional paid-in capital..............................................             68,131             65,208
     Accumulated deficit.....................................................            (43,378)           (39,127)
     Foreign currency translation............................................               (111)               ---
                                                                                --------------------------------------
         Total stockholders' equity .........................................             24,800             26,232
                                                                                --------------------------------------
         Total liabilities and stockholders' equity..........................            $31,054            $36,775
                                                                                ======================================


                                              SEE ACCOMPANYING NOTES.

                                       SECURE COMPUTING CORPORATION

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                        1997              1996             1995
                                                  -----------------------------------------------------
  REVENUE
       Products and services..................             $33,203        $  23,290           $13,081
       Government contracts...................              13,773           16,972            14,849
                                                  -----------------------------------------------------
                                                            46,976           40,262            27,930
  COST OF REVENUE.............................              18,766           18,797            14,851
                                                  -----------------------------------------------------
  GROSS PROFIT................................              28,210           21,465            13,079

  OPERATING EXPENSES
       Selling and marketing..................              20,469           18,425             5,376
       Research and development...............               8,736            9,575             4,869
       General and administrative.............               3,839            6,869             3,467
       Acquisition costs......................                 ---           13,069               ---
       Stock option compensation  expense.....                 900              ---               ---
                                                  -----------------------------------------------------
                                                            33,944           47,938            13,712
                                                  -----------------------------------------------------
  OPERATING LOSS..............................              (5,734)         (26,473)             (633)
       Interest expense.......................                 ---             (129)             (239)
       Interest and other income..............                 506            1,508               261
                                                  -----------------------------------------------------
       Loss before income taxes...............              (5,228)         (25,094)             (611)
       Income tax  (benefit)  expense.........                (977)             ---                21
                                                  -----------------------------------------------------
           Net  loss..........................             $(4,251)        $(25,094)         $   (632)
                                                  =====================================================

  NET LOSS PER SHARE--BASIC AND DILUTED                  $  (.27)        $  (1.76)          $  (.08)

  WEIGHTED AVERAGE SHARES OUTSTANDING                     15,480           14,222             7,665


                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  COMMON            ADDITIONAL                        FOREIGN
                                         --------------------------  PAID-IN      ACCUMULATED        CURRENCY
                                             SHARES      AMOUNT      CAPITAL        DEFICIT         TRANSLATION          TOTAL
                                         -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                 6,431,851    $    64      $ 7,234      $  (13,294)            ---             $(5,996)
     Exercise of incentive stock options.      223,820          2           99             ---             ---                 101
     Exercise of Common Stock warrants...      164,619          2          367             ---             ---                 369
     Common Stock issued for services....       11,271        ---           50             ---             ---                  50
     Initial public offering of Common
       Stock, net of expenses............    2,250,000         22       32,687             ---             ---              32,709
     Preferred Stock conversion..........    3,460,635         35       10,119             ---             ---              10,154
     Preferred Stock accretion ..........          ---        ---          (11)            ---             ---                 (11)
     Dividends accrued on Preferred
       Stock.............................          ---        ---         (429)           (107)            ---                (536)
     Net loss for the year...............          ---        ---          ---            (632)            ---                (632)
                                         -------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                12,542,196        125       50,116         (14,033)            ---              36,208
     Exercise of incentive stock options.      426,394          4          991             ---             ---                 995
     Common Stock issued under
       Employee Stock Purchase Plan......       34,155        ---          277             ---             ---                 277
     Compensation expense on options.....          ---        ---          197             ---             ---                 197
     Common Stock issued.................    1,142,908         12        6,350             ---             ---               6,362
     Exercise of Common Stock warrants...      955,499         10        7,277             ---             ---               7,287
     Net loss for the year...............          ---        ---          ---         (25,094)            ---             (25,094)
                                         -------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                15,101,152        151       65,208         (39,127)            ---              26,232
     Exercise of incentive stock options.      552,111          6        1,447             ---             ---               1,453
     Common Stock issued under
        Employee Stock Purchase Plan.....      109,557          1          576             ---             ---                 577
     Compensation expense on options.....          ---        ---          900             ---             ---                 900
     Foreign currency translation........          ---        ---          ---             ---           $ (111)              (111)
     Net loss for the year...............          ---        ---          ---          (4,251)            ---              (4,251)
                                         -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                15,762,820      $ 158      $68,131        $(43,378)          $ (111)           $24,800
                                         ===========================================================================================



                                                   SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net loss                                                                   $(4,251)         $(25,094)          $  (632)
     Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
         Purchased research and development in process and goodwill
          write-off                                                                 ---             4,994               ---
         Depreciation                                                             2,373             2,030             1,037
         Loss on disposals of property and equipment                                159               ---               ---
         Amortization                                                               731               187                39
         Deferred income taxes                                                   (1,030)              409               104
         Stock option expense                                                       900               ---               ---
     Changes in operating assets and liabilities:
         Accounts receivable                                                     (6,455)           (1,348)           (3,050)
         Inventory                                                                  785            (1,302)             (337)
         Other current assets                                                      (485)           (1,315)             (128)
         Accounts payable                                                        (1,552)            1,608             1,468
         Accrued liabilities and reserves                                        (2,797)            2,009             1,031
         Deferred revenue                                                            60               290               793
                                                                       -------------------------------------------------------
              Net cash (used in) provided by operating activities               (11,562)          (17,532)              325

INVESTING ACTIVITIES
     Purchases of investments                                                       ---            (8,645)              ---
     Proceeds from sales of investments                                           5,935             3,000               ---
     Cash paid in purchase of Webster Network Strategies, Inc.                      ---              (759)              ---
     Cash paid in purchase of remaining interest in Border
       Network Technologies Europe Ltd.                                             ---              (989)              ---
     Purchase of property and equipment                                          (2,304)           (5,030)           (2,314)
     Increase in intangible and other assets                                     (1,238)             (885)             (121)
                                                                       -------------------------------------------------------
         Net cash provided by (used in) investing activities                      2,393           (13,308)           (2,435)

FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                                   ---            (1,943)           (1,259)
     Proceeds from notes and long-term debt                                         ---               ---               189
     Proceeds from issuance of Common Stock                                       2,030            11,989            33,179
     Proceeds from issuance of Preferred Stock                                      ---               ---             1,661
                                                                       -------------------------------------------------------
         Net cash  provided by financing activities                               2,030            10,046            33,770

EFFECT OF FOREIGN CURRENCY TRANSLATION                                             (111)              ---               ---
                                                                       -------------------------------------------------------

     (Decrease) increase in cash and cash equivalents                            (7,250)          (20,794)           31,660
     Cash and cash equivalents at beginning of year                              12,130            32,924             1,264
                                                                       -------------------------------------------------------
     Cash and cash equivalents at end of year                                    $4,880           $12,130           $32,924
                                                                       =======================================================


                             SEE ACCOMPANYING NOTES

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

BASIS OF PRESENTATION

The consolidated financial statements are presented giving retroactive effect to the Company's mergers with Border Network Technologies Inc. (now known as Secure Computing Canada Ltd.) and Enigma Logic, Inc. which have been accounted for under the pooling of interests method (see Note 2.).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Products and Services

The Company recognizes product revenues at the time of shipment. The Company has entered into customer support and maintenance agreements with various customers. The Company recognizes the obligations either ratably as the obligations are fulfilled or upon completion of performance.

Government Contracts

Government contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on government contracts.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under its government contracts, the Company bears the risk that increased or unexpected costs required to perform specified services may reduce the amount of the Company's fee. In addition, recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency, which could result in amounts previously billed being renegotiated. Pursuant to their terms, these contracts are generally also subject to termination at the convenience of the applicable government agency. If the contract is terminated, the Company typically would be reimbursed for its costs to the date of its termination plus the cost of an orderly termination, and paid a portion of the fee.

At December 31, 1997 and 1996, the Company had deferred revenue of $144 and $178, respectively, related to government contracts.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY

Inventory consists mainly of purchased components and is valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the assets ranging from 3 to 10 years.

INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks and are amortized using the straight-line method over the estimated useful lives of the assets, which range up to ten years.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity. In 1996 the effect of foreign currency translation was immaterial, and accordingly, has not been separately disclosed.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of one year. The Company capitalized software development costs net of accumulated amortization of $547 and $450 at December 31, 1997 and 1996, respectively. Amortization expense was $682, $187, and $--- for the years ended December 31, 1997, 1996, and 1995, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous rules. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Diluted earnings per share is not presented as the effect of outstanding options, warrants and preferred stock are antidilutive.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" regarding disclosure of pro-forma information for stock compensation. As is allowed by Statement No. 123, the Company will continue to measure compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

RECLASSIFICATIONS

Certain amounts presented in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise income are required to be reported in a new financial statement. Management believes the adoption of Statement No. 130 will not have a material effect on the Company's financial statements.

Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management has not completed its review of Statement No. 131, but does not anticipates that the adoption will have a significant effect on the Company's reported segments.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"). "Software Revenue Recognition." This Statement establishes revenue recognition requirements for companies that sell software for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.    ACQUISITIONS

In May 1996, the Company acquired Webster Network Strategies, Inc. ("Webster"), a Florida based Internet software developer, for 102,000 shares of Common Stock and $749 cash, which included expenses of $249, in exchange for all outstanding common stock of Webster. The acquisition was been accounted for using the purchase method. Subsequent to the acquisition, the Company expensed all purchased research and development in process of $3,894 based upon an independent appraisal.

In August 1996, the Company acquired network security software developers Border Network Technologies, Inc. ("Border") and Enigma Logic, Inc. ("Enigma"). Both Border and Enigma were merged directly into the Company in a pooling of interests. As a result of the mergers, the Company exchanged approximately 6,000,000 shares of Common Stock for all of the outstanding common stock of Border and approximately 2,060,000 shares of Common Stock for all of the outstanding common stock of Enigma. In addition, outstanding Border and Enigma stock options were converted into options to purchase approximately 1,160,000 shares of the Company's Common Stock. Separate results of operations for the periods prior to the mergers are as follows:

                                  SIX MONTHS ENDED          YEAR ENDED
                                       JUNE 30,            DECEMBER 31,
                                        1996                   1995
                              -------------------------------------------------
   Revenue:                           (UNAUDITED)
     Secure                              $13,438             $20,712
     Border                                4,506               3,317
     Enigma                                2,478               3,901
                              -------------------------------------------------
   Combined                              $20,422             $27,930
                              =================================================

   Net income (loss):
     Secure                              $(9,189)              $(974)
     Border                               (4,474)                 50
     Enigma                               (2,857)                292
                              -------------------------------------------------
   Combined                            $ (16,520)              $(632)
                              =================================================

Also in May 1996, the Company acquired the remaining 68% interest it did not own in Border Network Technologies Europe Limited for 40,908 shares Common Stock and $989 in cash. Goodwill of $1,100 that was recorded in this transaction was subsequently expensed as acquisition costs.

3. INVESTMENTS

At December 31, 1996, investments consisted of United States treasury bills with original maturities of less than one year. The investments are considered available for sale and are stated at cost plus accrued interest which approximates fair market value.

4. ACCOUNTS RECEIVABLE

Approximately 9% and 26% of accounts receivable were due from the United States government at December 31, 1997 and 1996, respectively. Unbilled accounts receivable from all customers were $644 and $202 at December 31, 1997 and 1996, respectively.

5. STOCKHOLDER DEBT

In 1995, a stockholder of the Company made cash advances in exchange for notes bearing interest at rates ranging from 9.5% to 12%. The notes were fully repaid in 1996. Accrued interest of $562 is included in the balance at December 31, 1995.

6. LEASES

The Company leases office space for all of its locations. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

   1998                                           $2,244
   1999                                            2,395
   2000                                            2,305
   2001                                            1,799
   2002                                            1,727
   Thereafter                                      5,508
                                           -------------------
                                                 $15,978
                                           ===================

Rent expense was $2,191, $2,488 and $916 for the years ended December 31, 1997, 1996 and 1995, respectively.

7. CAPITAL STOCK

1995 REORGANIZATION AND STOCK SPLIT

On September 30, 1995, the Company effected a reorganization (the "1995 Reorganization") which included a 1.25-for-1 split of the Company's Common Stock. Accordingly, all share, per share, weighted average share information and redeemable convertible preferred stock have been restated to reflect the split.

Following the 1995 Reorganization, the Company had 30,460,635 shares of authorized capital stock, consisting of 25,000,000 shares of Common Stock and 5,460,635 shares of Preferred Stock, of which 3,127,302 shares were designated Series A Convertible Preferred Stock, 333,333 were designated Series B Convertible Preferred Stock and 2,000,000 shares of Preferred Stock.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. CAPITAL STOCK (CONTINUED)

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

8. STOCK OPTIONS

In September 1995, the Board of Directors and the stockholders approved the Company's 1995 Omnibus Stock Plan (the "Stock Plan"). Under the terms of the Stock Plan, key employees and non-employees may be granted options to purchase up to 5,244,131 shares of the Company's Common Stock. Options granted typically have ten year terms and vest annually over three years.

A summary of changes in outstanding options and common shares reserved under the Plan are as follows:

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. STOCK OPTIONS (CONTINUED)

                                                                                             WEIGHTED AVERAGE
                                                      SHARES AVAILABLE         OPTIONS      EXERCISE PRICE PER
                                                          FOR GRANT          OUTSTANDING        SHARE
                                                     -----------------------------------------------------------
   Balance at December 31, 1994                               216,088          1,003,165       $    .73
     Shares authorized                                        379,390                ---            ---
     Granted                                                 (445,790)           445,790           4.10
     Exercised                                                    ---           (225,445)           .39
     Canceled                                                  90,957            (92,044)           .73
                                                     -----------------------------------------------------------
   Balance at December 31, 1995                               240,645          1,131,466           2.14
     Shares authorized                                      2,084,570                ---            ---
     Granted                                               (2,397,152)         2,397,152          10.29
     Exercised                                                    ---           (426,394)          2.33
     Canceled                                                 188,188           (188,188)          6.88
                                                     -----------------------------------------------------------
   Balance at December 31, 1996                               116,251          2,914,036        $  9.01
     Shares authorized                                      1,300,000                ---            ---
     Granted                                               (3,282,073)         3,282,073           6.44
     Exercised                                                    ---           (552,111)          2.71
     Canceled                                               1,866,233         (1,866,233)         11.96
                                                     ===========================================================
   Balance at December 31, 1997                                   411          3,777,765      $    6.24
                                                     ===========================================================

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                            OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          --------------------------------------------------------    ----------------------------------
                                                    WEIGHTED-          WEIGHTED-                            WEIGHTED-
                                                    AVERAGE            AVERAGE                              AVERAGE
RANGE OF                      NUMBER               REMAINING          EXERCISE           NUMBER            EXERCISE
EXERCISE PRICE              OUTSTANDING          CONTACTUAL LIFE        PRICE         EXERCISABLE           PRICE
------------------------- ----------------- ---------------------- --------------- ------------------ ------------------
$.01 - $1.60                   224,562            6.5 years          $    .79            41,225            $   .88
$2.22 - $3.66                  202,612            7.5 years              2.61            37,196               2.59
$5.06 - $6.63                2,849,626            9.5 years              6.12           522,952               6.35
$6.66 - $8.50                  286,573              8 years              7.07            52,609               7.07
$10.50 - $30.00                214,392            8.5 years             15.59            39,538              13.78
========================= ================= ====================== =============== ================== ==================
$.01 - $30.00                3,777,765              8 years             $6.24           693,520            $  6.31
========================= ================= ====================== =============== ================== ==================


                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. STOCK OPTIONS (CONTINUED)

Options outstanding under the Stock Plan expire at various dates from 2002 to 2007. The number of options exercisable as of December 31, 1997, 1996 and 1995 were 693,520, 1,062,920 and 565,496 respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 1997, 1996 and 1995 are $5.05, $10.29 and $4.26 and 8,
9.5 and 8.5 years, respectively.

The Company also has an Executive Stock Option Plan under which 780,000 shares are subject to accelerated vesting based on the performance of the Company's stock price over the next three years. The number of shares exercisable under this Plan, as of December 31, 1997 was 180,000 and are valued at $6.125. For the year ended December 31, 1997, the Company recognized $900,000 of compensation expense related to the accelerated vesting of options under this Plan.

The Company also has an Employee Stock Purchase Plan under which 400,000 shares have been reserved for purchase by employees. The purchase price of the shares under the Plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are each three months. Employees may designate up to 10% of their compensation for the purchase of stock under the Plan.

Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company's Common Stock of .80, .80 and 3.51; and a weighted average expected life of the option of 5 years.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                                 1997                1996              1995
                                                        ------------------------------------------------------------

   Pro forma net loss                                          $(9,105)              $(30,217)           $(956)
                                                        ============================================================

   Pro forma basic and diluted loss per share                    $(.59)                $(2.12)           $(.12)
                                                        ============================================================

The pro forma effect on the net loss for all years shown is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

9. INCOME TAXES

The Company's income tax benefit of $977 for the year ended December 31, 1997 consists of current foreign income taxes of $53 and a deferred federal benefit of $1,030. The entire tax expense for the year ended December 31, 1995 represents current foreign income taxes.

The effective tax rate differs from the statutory tax rate primarily as a result of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                                 1997              1996               1995
                                                          ----------------------------------------------------------

   Income taxes at statutory rate                                  $(1,778)          $(8,785)          $  (239)
   State taxes, net of federal benefit                                (223)           (1,255)              (34)
   Foreign taxes                                                      (180)              ---                21
   Change in valuation allowance                                     1,110             5,539               391
   Use of net operating loss carryforwards                             ---               ---              (102)
   Non-deductible acquisition costs                                    ---             4,470               ---
   Other                                                                94                31               (16)
                                                          ----------------------------------------------------------
   Income tax (benefit) expense                                    $  (977)         $    ---          $     21
                                                          ==========================================================


                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and the income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                                                        DECEMBER 31,
                                                                          ------------------------------------------
                                                                                  1997                1996
                                                                          ------------------------------------------
   Deferred tax assets:
     Accrued liabilities                                                       $       492         $       823
     Stock option compensation expense                                                 360                 ---
     Contract loss reserve                                                              70                 100
     Payroll liabilities                                                               187                 187
     Book over tax amortization                                                       (124)                 55
     Book over tax depreciation                                                        114                 112
     Income tax credits                                                                478                 312
     Net operating loss carryforward                                                15,675              12,117
                                                                          ------------------------------------------
     Total deferred tax assets before valuation allowance                           17,252              13,706
     Less valuation allowance                                                      (14,849)            (12,333)
                                                                          ------------------------------------------
     Total deferred tax assets                                                       2,403               1,373
                                                                          ------------------------------------------
   Net deferred tax assets                                                      $    2,403           $   1,373
                                                                          ==========================================


SFAS 109 "Accounting for Income Taxes" requires the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management believes it is more likely than not that the net deferred tax assets of $2,403 at December 31, 1997 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 1997, the Company had net operating loss carryforwards (NOL) of $38,878 which are available to offset taxable income through 2012. These carryforwards are subject to the limitations of Internal Revenue Code Section
382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $9,900 related to stock option exercises. These deductions currently have a full valuation allowance and, when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in-capital.

Income taxes were paid only in 1995 and amounted to $25.

10. EMPLOYEE BENEFIT PLAN

The Company has a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all U.S. employees of the Company. The Company also has voluntary defined contribution plans which cover substantially all employees of the Company. Contributions to the latter are limited to the employer's discretionary annual contribution.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLAN (CONTINUED)

The Company recognized expense for contributions to the plans as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                            1997             1996              1995
                                                     ------------------------------------------------------
   Defined contribution plan (401K)                        $  50             $  61            $  44
   Voluntary contribution plans                              ---               367              451
                                                     ------------------------------------------------------
                                                           $  50              $428             $495
                                                     ======================================================

11. FOREIGN SALES

Sales to foreign customers accounted for 35%, 21% and 14% of total revenue in the years ended December 31, 1997, 1996 and 1995, respectively.

12. CONTINGENCIES

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Enigma Logic, Inc. and Border Network Technologies Inc., which statements reflect total revenues constituting 26% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Enigma Logic, Inc. and Border Network Technologies, Inc., is based solely on the report of other auditors.

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

In our opinion, based on our audits and reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 26, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Enigma Logic, Inc.

In our opinion, the balance sheets and the related statements of operations, shareholder' deficit and cash flows present fairly, in all material respects, the financial position of Enigma Logic, Inc. at December 31, 1995 and 1994 and the results of its operations and its cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles not presented separately herein. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform theaudit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion express above.


                            /s/ Price Waterhouse LLP
                              Price Waterhouse LLP

San Jose California
March 1, 1996

PRICE WATERHOUSE

March 29, 1996



AUDITORS' REPORT





To the Shareholders of
Border Network Technologies Inc.

We have audited the consolidated balance sheet of Border Network Technologies Inc. as at December 31, 1995 and the consolidated statements of operations and retained earnings (deficit) and changes in financial position for the year then ended not presented separately herein. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                          SECURE COMPUTING CORPORATION

Date:  March __, 1998          By  /s/ Jeffrey H. Waxman
                                   Jeffrey H. Waxman
                                  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on March __, 1998.

Signature                                              Title

         /s/ Jeffrey H. Waxman                President and Chief Executive
Jeffrey H. Waxman                             Officer and Director
                                              (Principal Executive Officer)

         /s/ Timothy P. McGurran              Chief Financial Officer
Timothy P. McGurran                           (Principal Financial and
                                              Accounting Officer)

         *                                    Director
Betsy Atkins

         *                                    Director
Robert J. Frankenberg

         *                                    Director
Stephen M. Puricelli

         *                                    Director
Eric P. Rundquist

         *                                    Director
Dennis J. Shaughnessy

         *                                    Director
Robert Smith

* Jeffrey H. Waxman by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to power of attorney duly executed by such persons.

                                        /s/ Jeffrey H. Waxman
                                        Jeffrey H. Waxman, Attorney in fact

                          Secure Computing Corporation

                                   Schedule II
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1997, 1996 and 1995

                                                                   Additions
                                               Balance at          Charged to
                                               Beginning           Costs and              Less            Balance at
 Description                                     of Year            Expenses           Deductions        End of Year
 -----------                                     -------            --------           ----------        -----------
 Year Ended 12/31/97:
   Contract loss reserves                      $250,000             $    ---          $  (74,000)           $176,000
   Warranty reserves                             65,000                  ---             (35,000)             30,000
   Sales return allowance                       120,000                  ---            (120,000)                ---
   Allowance for doubtful accounts              290,000              179,000             (52,000)            417,000
   Inventory reserve                            150,000               60,000            (160,000)             50,000
                                           ------------------- ------------------- ------------------- -----------------
       Total                                   $875,000             $239,000          $ (441,000)           $673,000
                                           =================== =================== =================== =================
 Year Ended 12/31/96:
   Contract loss reserves                      $250,000             $    ---           $     ---            $250,000
   Warranty reserves                            120,000               35,000             (90,000)             65,000
   Sales return allowance                        70,000               50,000                 ---             120,000
   Allowance for doubtful accounts              131,000              462,000            (303,000)            290,000
   Inventory reserve                                ---              150,000                 ---             150,000
                                           ------------------- ------------------- ------------------- -----------------
       Total                                   $571,000             $697,000           $(393,000)           $875,000
                                           =================== =================== =================== =================
 Year Ended 12/31/95:
   Contract loss reserves                      $200,000              $50,000           $     ---            $250,000
   Warranty reserve                              34,000               86,000                 ---             120,000
   Sales return allowance                           ---               70,000                 ---              70,000
   Allowance for doubtful accounts              165,000              115,000            (149,000)            131,000
                                           ------------------- ------------------- ------------------- -----------------
       Total                                   $399,000             $321,000           $(149,000)           $571,000
                                           =================== =================== =================== =================
