Form 10-Q
period 1998-03-31
SECURE COMPUTING CORP
filed 1998-05-14
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to _______.

      Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    52-1637226
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. employer
     incorporation or organization)                    identification no.)


     One Almaden Blvd., Suite 400
              San Jose, CA                                    95113
    -------------------------------                    -------------------
(Address of principal executive offices)                    (Zip code)

                                 (612) 628-2700
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]     No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 16,028,440 issued and outstanding as of May 8, 1998, which number includes 892,061 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets                          3
            (Unaudited) as of March 31, 1998 and
            December 31, 1997

            Condensed Consolidated Statements of                           4
            Operations (Unaudited) for the three
            months ended March 31, 1998
            and 1997

            Condensed Consolidated Statements of                           5
            Cash Flows (Unaudited) for the three
            months ended March 31, 1998
            and 1997

            Notes to the Condensed Consolidated Financial                  6
            Statements (Unaudited)

Item 2.     Management's Discussion and Analysis                           7
            of Financial Condition and Results of
            Operations.


PART II.  OTHER INFORMATION                                               10

Item 6.     Exhibits and Reports on Form 8-K

          SIGNATURES                                                       12

                          PART 1. Financial Information

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                 (Unaudited, in thousands except share amounts)

                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                      --------       --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $  4,181       $  4,880
   Accounts receivable, net                                             14,610         13,553
   Other current assets                                                  5,312          4,996
                                                                      --------       --------
     Total current assets                                               24,103         23,429

PROPERTY AND EQUIPMENT, NET                                              3,217          5,618

OTHER ASSETS                                                             2,334          2,007
                                                                      --------       --------
                                                                      $ 29,654       $ 31,054
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities                     $  9,337       $  4,439
   Deferred revenue                                                      1,896          1,815
                                                                      --------       --------
     Total current liabilities                                          11,233          6,254

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01; 2,000,000 shares authorized,
     none issued and outstanding                                            --             --
   Common Stock, par value $.01; 25,000,000 shares authorized;
     issued and outstanding - March 31, 1998--15,994,985 and
     December 31, 1997--15,762,820                                         160            158
   Additional paid-in capital                                           69,018         68,131
   Accumulated deficit                                                 (50,743)       (43,378)
   Foreign currency translation                                            (14)          (111)
                                                                      --------       --------
     Total stockholders' equity                                         18,421         24,800
                                                                      --------       --------
                                                                      $ 29,654       $ 31,054
                                                                      ========       ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1998 and 1997

               (Unaudited, in thousands except per share amounts)


                                                Three months ended March 31,
                                                   1998               1997
                                                ----------------------------
Revenue:
   Products and services                        $ 10,265           $  6,411
   Government contracts                            2,510              4,198
                                                --------           --------
                                                  12,775             10,609

Cost of revenue                                    4,251              5,131
                                                --------           --------
Gross profit                                       8,524              5,478

Operating expenses:
   Selling and marketing                           5,811              4,670
   Research and development                        1,902              2,707
   General and administrative                        775              1,215
   Restructure costs                               7,800                 --
                                                --------           --------
                                                  16,288              8,592
                                                --------           --------
Operating loss                                    (7,764)            (3,114)

Net interest income                                   42                153
                                                --------           --------
Loss before income taxes                          (7,722)            (2,961)

Income taxe benefit                                  357                 --
                                                --------           --------
Net loss                                        $ (7,365)          $ (2,961)
                                                ========           ========

Net loss per share - basic and diluted          $   (.46)          $   (.19)
                                                ========           ========

Weighted average shares outstanding               15,883             15,314
                                                ========           ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997

                            (Unaudited, in thousands)


                                                    Three months ended March 31,
                                                           1998        1997
                                                    ----------------------------

NET CASH USED IN OPERATING ACTIVITIES                   $ (1,368)   $ (4,149)

INVESTING ACTIVITIES
  Proceeds from sales of investments                          --       3,000
  Purchase of property and equipment                        (575)       (831)
  Increase in intangibles and other assets                  (472)       (215)
                                                        --------    --------
    Net cash provided by (used in) investing activities   (1,047)      1,954

FINANCING ACTIVITIES
  Proceeds from sales lease back transaction                 730          --
  Proceeds from issuance of Common Stock                     889         944
                                                        --------    --------
    Net cash provided by financing activities              1,619         944

EFFECT OF  FOREIGN CURRENCY TRANSLATION                       97          --
                                                        --------    --------

  Decrease in cash and cash equivalents                     (699)     (1,251)
  Cash and cash equivalents beginning of period            4,880      12,130
                                                        --------    --------
  Cash and cash equivalents at end of period            $  4,181    $ 10,879
                                                        ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by Secure Computing Corporation (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

2.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its sudsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements for all periods presented have been restated to reflect the pooling of interests of the Company and its acquired subsidiaries Secure Computing Canada Ltd. (formerly Border Network Technologies Inc.) and Enigma Logic, Inc.

3.    NET LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was adopted on December 31, 1997. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share is computed on the basis of the average number of common shares outstanding. Diluted earnings per share does not include the effect of outstanding stock options and warrants in a loss period as they are anti-dilutive.

4.    RESTRUCTURING

      In the first quarter of 1998, the Company announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include costs of lease terminations, streamlining its product offerings and reducing the Company's cost structure to increase operational efficiency. The plan will result in the separation of some employees worldwide and the exiting of certain facilities.

5.    SIGNIFICANT ACCOUNTING POLICIES

      In November 1997, the Financial Accounting Standards Board issued SOP 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted 97-2 in the first quarter of 1998 and it did not materially impact revenue recognition for this time period.

      As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income ore shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to ($7,268) and ($2,961).

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased 20.4 percent to $12,775,000 for the first quarter of 1998 up from $10,609,000 in the same period of 1997. The increase resulted from higher products and services revenue. Products and services revenue was $10,265,000 for the quarter, an increase of 60.1 percent over 1997, and reflects the Company's increased marketing and sales effort in the commercial arena. Government contracts revenue was $2,510,000 for the quarter, a decrease of 40.2 percent from 1997, which reflects reduced focus on government contract business. The Company expects quarterly revenue from government contracts for the rest of 1998 to remain comparable to the first quarter of 1998.

GROSS PROFIT. Gross profit as a percentage of revenue increased from 51.6 percent in the first quarter of 1997 to 66.7 percent in 1998. The increase resulted mainly from software only sales within products and services revenue, which carry higher margins than sales of systems bundled with hardware and a decrease in lower margin government contract revenue. The Company believes, with the leveling in government contracts revenue, that margins for the remainder of the year should trend higher.

SELLING AND MARKETING. Selling and marketing expense increased 24.4 percent to $5,811,000 in the first quarter of 1998 up from $4,670,000 in the same period of 1997. As a percentage of revenue, selling and marketing expense was 45.5 percent for the quarter compared to 44.0 percent in the same period of 1997. The increase resulted primarily from expenses for a stronger sales and marketing presence needed due to competitive pressures, increased international activities and personnel additions made to position the Company for future growth. The Company expects selling and marketing expenses for the rest of 1998 will remain at levels comparable to the first quarter of 1998.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 29.7 percent to $1,902,000 in the first quarter of 1998 down from $2,707,000 in the same period of 1997. As a percentage of revenue, research and development expense was 14.9 for the quarter compared to 25.5 percent in 1997. The decrease resulted primarily from savings achieved from integrating duplicative tasks.

GENERAL AND ADMINISTRATIVE. As a percentage of revenue, general and administrative expenses were 6.1 percent for the first quarter of 1998 compared to 11.4 percent for the first quarter of 1997. The Company expects the quarterly rate of general and administrative expenses for the rest of 1998 to remain at levels comparable to those of the first quarter of 1998.

RESTRUCTURE COSTS. In the first quarter of 1998, the Company announced and began to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure and the exiting of certain facilities. The Company expects that approximately $4.2 million of the non-recurring charges require expenditures of cash. A significant portion of the restructuring activities will be implemented and completed by the end of the third quarter of 1998. The largest components of the charge will be lease termination costs of approximately $2.5 million and the write off of related assets of $2.1 million.

NET INTEREST INCOME. The difference in net interest income between the periods reflects lower cash and investment balances in 1998 as compared to 1997.

INCOME TAXES. The Company recognized an income tax benefit in the first quarter of 1998 of $357,000 compared to no income tax in 1997. Management believes it is more likely than not that deferred tax assets, which total $2,761,000 at March 31, 1998, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $699,000 from December 31, 1997 to March 31, 1998. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment, which was partially offset by the sale of capital assets and proceeds from stock option exercises. As of March 31, 1998, the Company had working capital of $12.9 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment, acquire businesses or license technology or products related to the Company's line of business, and provide for restructuring activities.

Capital additions in the first three months of 1998 were $575,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $750,000 throughout the remainder of 1998 mainly for computer equipment and facilities and business systems upgrades.

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

* DURING 1998, THE COMPANY PLANS TO CONTINUE ITS RESEARCH AND DEVELOPMENT, GENERAL AND ADMINISTRATIVE, AND SALES AND MARKETING EXPENDITURES AT CURRENT LEVELS. THE COMPANY EXPECTS THAT OPERATING EXPENSES AS A PERCENTAGE OF REVENUES WILL DECLINE IN 1998. This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development and also may be affected by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2.8 MILLION AT MARCH 31, 1998, WILL BE REALIZED. This expectation depends mainly on the Company maintaining, at current levels, its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions may impact whether the Company has sufficient cash resources to fund its product development and marketing and sales plans for the remainder of 1998 and early 1999.

                          SECURE COMPUTING CORPORATION



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            See proxy

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

            The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998:

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



                                    SECURE COMPUTING CORPORATION


DATE: May 13, 1998                  By:   \s\ Timothy P. McGurran
                                          --------------------------------------
                                          Timothy P. McGurran,
                                           Senior Vice President of Operations
                                             and Chief Financial Officer
                                           (Duly authorized officer and
                                           Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                       DESCRIPTION                           PAGE
-------                       -----------                           ----
  27.1                  Financial Data Schedule             FILED ELECTRONICALLY