Form 10-Q
period 1998-06-30
SECURE COMPUTING CORP
filed 1998-08-12
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended June 30, 1998

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From ___________ to ___________.

Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
      ---------------------------------------------------------------------
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

                                 (612) 628-2700
             ------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 16,221,247 issued and outstanding as of August 3, 1998, which number includes 892,061 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets                           3
           (Unaudited) as of June 30, 1998 and
           December 31, 1997

           Condensed Consolidated Statements of                            4
           Operations (Unaudited) for the three
           months ended June 30, 1998
           and 1997 and the six months ended
           June 30, 1998 and 1997.

           Condensed Consolidated Statements of                            5
           Cash Flows (Unaudited) for the six
           months ended June 30, 1998
           and 1997

           Notes to the Condensed Consolidated Financial                 6-7
           Statements (Unaudited)

Item 2.    Management's Discussion and Analysis                            8
           of Financial Condition and Results of
           Operations.


PART II. OTHER INFORMATION                                                10

Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES                                                       12

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        June 30,      December 31,
                                                                          1998           1997
                                                                        --------       --------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $ 19,810       $  4,880
    Accounts receivable, net                                              15,017         13,553
    Deferred income taxes                                                  2,730          2,113
    Inventory                                                                825          1,123
    Other current assets                                                   1,396          1,760
                                                                        --------       --------
       Total current assets                                               39,778         23,429

PROPERTY AND EQUIPMENT
    Equipment                                                              6,604          8,008
    Furniture & fixtures                                                   1,823          2,595
    Leasehold improvements                                                   947          1,301
                                                                        --------       --------
                                                                           9,374         11,904

    Less accumulated depreciation and amortization                        (5,854)        (6,286)
                                                                        --------       --------
                                                                           3,520          5,618

OTHER ASSETS                                                               2,878          2,007
                                                                        --------       --------
                                                                        $ 46,176       $ 31,054
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $  3,176       $  2,175
    Accrued payroll liability                                              1,607          1,170
    Other accrued liabilities                                              3,789          1,094
    Deferred revenue                                                       1,988          1,815
                                                                        --------       --------
       Total current liabilities                                          10,560          6,254

STOCKHOLDERS' EQUITY
    Preferred Stock, par value $.01 per share:                                --             --
       Issued and outstanding shares---June 30, 1998 -- 16,000
       and December 31, 1997 -- 0
    Common Stock, par value $.01 per share:
       Issued and outstanding shares---June 30, 1998 -- 16,157,801
       and December 31, 1997 -- 15,762,820                                   162            158
    Additional paid-in capital                                            85,343         68,131
    Accumulated deficit                                                  (49,774)       (43,378)
    Foreign currency translation                                            (115)          (111)
                                                                        --------       --------
       Total stockholders' equity                                         35,616         24,800
                                                                        --------       --------
                                                                        $ 46,176       $ 31,054
                                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                           1998          1997           1998           1997
                                         ----------------------       -----------------------
Products and services revenue            $ 11,755      $  7,207       $ 22,020       $ 13,618
Government contracts revenue                2,770         4,127          5,280          8,325
                                         --------      --------       --------       --------
                                           14,525        11,334         27,300         21,943

Cost of revenue                             5,175         4,794          9,426          9,925
                                         --------      --------       --------       --------
Gross profit                                9,350         6,540         17,874         12,018

Operating expenses:
     Selling and marketing                  5,716         4,784         11,527          9,454
     Research and development               1,838         2,171          3,740          4,878
     General and administrative             1,102           944          1,877          2,159
     Restructure costs                         --            --          7,800             --
                                         --------      --------       --------       --------
                                            8,656         7,899         24,944         16,491

                                         --------      --------       --------       --------
Operating income(loss)                        694        (1,359)        (7,070)        (4,473)

Net interest income                            15           149             57            302
                                         --------      --------       --------       --------
Income(loss) before income taxes              709        (1,210)        (7,013)        (4,171)

Income tax benefit                            260            --            617             --
                                         --------      --------       --------       --------
Net income(loss)                         $    969      $ (1,210)      $ (6,396)      $ (4,171)
                                         ========      ========       ========       ========

Basic earnings(loss) per share           $   0.06      $  (0.08)      $  (0.40)      $  (0.27)
                                         ========      ========       ========       ========

Weighted average shares outstanding        16,038        15,496         15,945         15,430
                                         ========      ========       ========       ========

Diluted earnings(loss) per share         $   0.06      $  (0.08)      $  (0.40)      $  (0.27)
                                         ========      ========       ========       ========

Weighted average common shares
     and equivalents outstanding           17,471        15,496         15,945         15,430
                                         ========      ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     SECURE COMPUTING CORPORATION CONDENSED
                CONSOLDIATED STATEMENTS OF CASH FLOWS FOR THE SIX
                       MONTHS ENDED JUNE 30, 1998 AND 1997

                            (UNAUDITED, IN THOUSANDS)

                                                       Six months ended June 30,
                                                          1998          1997
                                                        --------      --------

NET CASH USED IN OPERATING ACTIVITIES                   $   (732)     $ (5,641)

INVESTING ACTIVITIES
  Proceeds from sales of investments                         --         4,953
  Purchase of property and equipment                      (1,197)       (1,223)
  Increase in intangibles and other assets                (1,082)         (149)
                                                         --------      --------
    Net cash provided by (used in) investing activities   (2,279)        3,581

FINANCING ACTIVITIES
  Proceeds from issuance of Preferred Stock               15,432            --
  Proceeds from issuance of Common Stock                   1,784           944
  Proceeds from sales-lease-back transaction                 729            --
                                                        --------      --------
    Net cash provided by financing activities             17,945           944
                                                        --------      --------

EFFECT OF EXCHANGE RATE CHANGES                               (4)           --
                                                        --------      --------
  Increase (decrease) in cash and cash equivalents        14,930        (1,116)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD              4,880        12,130
                                                        --------      --------
CASH AND CASH EQUIVALENTS END OF PERIOD                 $ 19,810      $ 11,014
                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by Secure Computing Corporation (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

2.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The financial statements for all periods presented have been restated to reflect the pooling of interests of the Company and its acquired subsidiaries Secure Computing Canada Ltd. (formerly Border Network Technologies Inc.) and Enigma Logic, Inc.

3.    NET EARNINGS (LOSS) PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was adopted on December 31, 1997. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share is computed on the basis of the average number of common shares outstanding. Diluted loss per share does not include the effect of outstanding stock options and warrants in a loss period as they are anti-dilutive.

4.    RESTRUCTURING

      In the first quarter of 1998, the Company announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include costs of lease terminations, streamlining its product offerings and reducing the Company's cost structure to increase operational efficiency. The plan will result in the separation of some employees worldwide and the closing of certain facilities.

5.    SALE OF CONVERTIBLE PREFERRED STOCK

      In June 1998, the Company sold 16,000 shares of Series C Convertible Preferred Stock (the "Preferred Stock") resulting in net proceeds to the Company of approximately $15,432,000, net of $568,000 in transaction costs. In connection with the sale of the Preferred Stock, the Company also issued warrants to purchase 174,464 shares of the Company's Common Stock. The warrants may be exercised on the earlier of June 29, 2001 or a merger involving the Company in which the Company is not the surviving entity. The exercise price of the warrants is 130% of the average closing bid price of the Company's Common Stock on the 15 trading days immediately prior to June 30, 1998. The Preferred Stock is convertible into the number of shares of Common Stock which may be purchased for the stated value of $1,000 per share of Preferred Stock at a per share price equal to the lower of a) the average closing bid price of the Common Stock for the five trading days immediately prior to the date of conversion, b) the average closing bid price of the Common Stock for the 15 trading days immediately prior to the date of conversion, and c) 103% of the average closing bid price of the Common Stock for the 15 trading days immediately prior to the day of issuance of the Preferred Stock.

6.    SIGNIFICANT ACCOUNTING POLICIES

      In November 1997, the Financial Accounting Standards Board issued SOP 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of 1998 and it did not materially impact revenue recognition for this time period.

      As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income ore shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the second quarter of 1998 and 1997, total comprehensive income amounted to $867,000 and ($1,210,000), respectively.

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased 28.2 percent to $14,525,000 for the second quarter of 1998 up from $11,334,000 in the same period of 1997. The increase resulted from higher products and services revenue. Products and services revenue was $11,755,000 for the quarter, an increase of 63.1 percent over 1997, and reflects the Company's increased marketing and sales effort in the commercial market. Government contracts revenue was $2,770,000 for the quarter, a decrease of 32.9 percent from the second quarter of 1997, which reflects the companies continued planned shift toward higher margin products. The Company expects quarterly revenue from government contracts for the rest of 1998 to decline in comparison to the second quarter of 1998.

GROSS PROFIT. Gross profit as a percentage of revenue increased from 57.5 percent in the second quarter of 1997 to 64.4 percent in 1998. The increase resulted mainly from software only sales within products and services revenue, which carry higher margins than sales of systems bundled with hardware. The increased gross margin was also a result of a decrease in lower margin government contract revenue. The Company believes, with the leveling in government contracts revenue, that margins for the remainder of the year should trend slightly higher.

SELLING AND MARKETING. Selling and marketing expense increased 19.5 percent to $5,716,000 in the first quarter of 1998 up from $4,784,000 in the same period of 1997. As a percentage of revenue, selling and marketing expense was 39.4 percent for the quarter compared to 42.2 percent in the same period of 1997. The increase resulted primarily from expenses for a stronger sales and marketing presence needed due to competitive pressures, increased international activities and personnel additions made to position the Company for future growth. The Company expects selling and marketing expenses for the rest of 1998 will remain at levels comparable to the second quarter of 1998.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 15.3 percent to $1,838,000 in the first quarter of 1998 down from $2,171,000 in the same period of 1997. As a percentage of revenue, research and development expense was 12.7 percent for the quarter compared to 19.2 percent in the same period of 1997. The decrease resulted primarily from savings achieved from integrating duplicative development efforts.

GENERAL AND ADMINISTRATIVE. As a percentage of revenue, general and administrative expenses were 7.6 percent for the second quarter of 1998 compared to 8.3 percent for the second quarter of 1997. The Company expects the quarterly rate of general and administrative expenses for the rest of 1998 to remain at levels comparable to those of the second quarter of 1998.

RESTRUCTURE COSTS. In the first quarter of 1998, the Company announced and began to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure and the closure of certain facilities. The Company expects that approximately $4.2 million of the non-recurring charges require expenditures of cash. A significant portion of the restructuring activities will be implemented and completed by the end of the third quarter of 1998. The largest components of the charge will be lease termination costs of approximately $2.5 million and the write off of related assets of $2.1 million.

NET INTEREST INCOME. The difference in net interest income between the periods reflects lower average cash and investment balances in 1998 as compared to 1997.

INCOME TAXES. The Company recognized an income tax benefit in the second quarter of 1998 of $260,000 compared to no income tax in the same period of 1997. Management believes it is more likely than not that deferred tax assets, which total $3.0 million at June 30, 1998, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $14,930,000 from December 31, 1997 to June 30, 1998. The increase resulted primarily from the gross proceeds of a $16,000,000 Preferred Stock offering offset by the use of cash to fund operations and purchase capital equipment. As of June 30, 1998, the Company had working capital of $31.2 million. The Company anticipates using available cash to fund growth in operations, invest in capital equipment, acquire businesses, license technology or products related to the Company's line of business, and provide for restructuring activities.

Capital additions in the second quarter of 1998 were $622,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest approximately $800,000 additional throughout the remainder of 1998 mainly for computer equipment and facilities and business systems upgrades.

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

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* THE COMPANY EXPECTS THAT THE PERCENTAGE OF ITS REVENUES DERIVED FROM PRODUCTS AND RELATED SERVICES WILL INCREASE IN FUTURE YEARS, AS THE COMPANY INCREASINGLY FOCUSES ON PRODUCT SALES. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development of new products inability to obtain market acceptance of new products offered by the Company, and introduction of products by competitors.

* DURING 1998, THE COMPANY PLANS TO CONTINUE ITS RESEARCH AND DEVELOPMENT, GENERAL AND ADMINISTRATIVE, AND SALES AND MARKETING EXPENDITURES AT CURRENT LEVELS. This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development and also may be affected by current plans for a full scale product marketing and branding campaign being curtailed, delayed or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $3.0 MILLION AT JUNE 30, 1998, WILL BE REALIZED. This expectation depends mainly on the Company maintaining, at current levels, its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

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

* THE COMPANY EXPECTS QUARTERLY REVENUE FROM GOVERNMENT CONTRACTS FOR THE REST OF 1998 TO REMAIN COMPARABLE TO THE SECOND QUARTER OF 1998. THE COMPANY BELIEVES IN THE LEVELING IN GOVERNMENT CONTRACTS REVENUE, THAT THE MARGINS FOR THE REMAINDER OF THE YEAR SHOULD TEND SLIGHTLY HIGHER. If the government contracts were lost or adjusted downward, the quarterly revenue from such contracts would decline, which decline could have a material adverse effect on the Company's business, financial condition or results of operations.

* THE COMPANY EXPECTS THAT NON-RECURRING CHARGES RELATING TO RESTRUCTURING COSTS WILL BE COMPLETED BY THE END OF THE THIRD QUARTER OF 1998. If the charges incurred by the Company in connection with the restructuring are greater than expected or if such charges continue beyond the third quarter, such charges could have a material adverse effect on the Company's business, financial condition and results of operations.

                          SECURE COMPUTING CORPORATION

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable

ITEM 2.     CHANGES IN SECURITIES

            On June 30, 1998, the Company sold 16,000 shares of newly issued Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to acquire 174,464 shares of Common Stock to two investors affiliated with Credit Suisse First Boston and Castle Creek Partners. The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

            The Series C Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance, and at any time prior to six months upon the occurrence of certain events, including a merger and similar transactions which would result in a change of control of the Company. The Series C Preferred is senior to the Company's Series A and Series B Convertible Preferred Stock and to the Company's Common Stock in respect of the right to receive dividend payments and liquidation preferences. The issuance of the Series C Preferred may result in dilution to existing stockholders. The foregoing summary of the principal rights and preferences of the Series C Preferred is a general description only and is qualified by the detailed terms and conditions of the Certificate of Designation of Series C Preferred Stock. A more comprehensive description of the rights and preferences of the Series C Preferred is contained in the Company's Report on Form 8-K filed with the Commission on July 15, 1998. A copy of the Certificate of Designation of Series C Preferred Stock is filed as an exhibit to the Report on Form 8-K.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following matters were approved at the Company's Annual Meeting of Stockholders held on May 14, 1998 and reconvened May 27, 1998.

            a)    The following directors were elected:

            Directors                             For        Against
            ---------------------------------------------------------
            Betsy S. Atkins                    8,394,030       67,179
            Steven M. Puricelli                8,394,030       67,179

            b)    Amendment of the 1995 Omnibus Stock Plan

                                                  Number of Common Shares Voted
            1995 Stock Plan                       For        Against     Abstain
            --------------------------------------------------------------------
            Amendment to 1995 Stock Plan       5,786,464    2,668,465     27,494

            c)    The stockholders also approved the following proposal:

                                                  Number of Common Shares Voted
            Independent Accountants               For        Against     Abstain
            -------------------------------------------------------------------
            Ratification of Ernst & Young LLP
               as independent accountants       8,447,605      28,268      6,550

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998:

      27.1  Financial Data Schedule

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SECURE COMPUTING CORPORATION


DATE: ____________, 1998             By: \s\ Timothy P. McGurran
                                        ----------------------------------------
                                        Timothy P. McGurran,
                                         Senior Vice President of Operations
                                          and Chief Financial Officer
                                         (Duly authorized officer and
                                         Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                      DESCRIPTION                            PAGE
-------                -----------------------              --------------------
 27.1                  Financial Data Schedule              FILED ELECTRONICALLY