Form 10-Q
period 1998-09-30
SECURE COMPUTING CORP
filed 1998-11-12
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
     ________________.

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


          One Almaden Blvd., Suite 400
                  San Jose, CA                                95113
    (Address of principal executive offices)                (Zip code)

                                 (612) 628-2700
               Registrant's telephone number, including area code

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)
      ---------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 16,326,383 issued and outstanding as of November 3, 1998, which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q


PART I.        FINANCIAL INFORMATION                                    PAGE NO.
               ---------------------                                    --------

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets                        3
                  (Unaudited) as of September 30, 1998 and
                  December 31, 1997

                  Condensed Consolidated Statements of                         4
                  Operations (Unaudited) for the three
                  months ended September, 1998
                  and 1997 and the nine months ended
                  September 30, 1998 and 1997.

                  Condensed Consolidated Statements of                         5
                  Cash Flows (Unaudited) for the nine
                  months ended September 30, 1998
                  and 1997

                  Notes to the Condensed Consolidated Financial            6 - 7
                  Statements (Unaudited)

Item 2.           Management's Discussion and Analysis                     8 - 9
                  of Financial Condition and Results of
                  Operations.


PART II.       OTHER INFORMATION                                         10 - 11
               -----------------

Item 6.        Exhibits and Reports on Form 8-K                               11

               SIGNATURES                                                     12
               ----------

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  September 30,      December 31,
                                                                      1998               1997
                                                                   -----------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $    17,672       $     4,880
     Accounts receivable, net                                           19,113            13,553
     Deferred income taxes                                               2,938             2,113
     Inventory                                                           1,531             1,123
     Other current assets                                                1,190             1,760
                                                                   -----------       -----------
        Total current assets                                            42,444            23,429

PROPERTY AND EQUIPMENT
     Equipment                                                           7,065             8,008
     Furniture & fixtures                                                2,049             2,595
     Leasehold improvements                                                947             1,301
                                                                   -----------       -----------
                                                                        10,061            11,904

     Less accumulated depreciation and amortization                     (6,233)           (6,286)
                                                                   -----------       -----------
                                                                         3,828             5,618

OTHER ASSETS                                                             3,301             2,007
                                                                   -----------       -----------
                                                                   $    49,573       $    31,054
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    4,050             2,175
     Accrued payroll liability                                           2,611             1,170
     Other accrued liabilities                                           2,264             1,094
     Deferred revenue                                                    2,410             1,815
                                                                   -----------       -----------
        Total current liabilities                                  $    11,335       $     6,254

STOCKHOLDERS' EQUITY
     Preferred Stock, par value $.01 per share:                             --                --
        Issued and outstanding shares---September 30, 1998 --
        16,000 and December 31, 1997 -- 0
     Common Stock, par value $.01 per share:
        Issued and outstanding shares---September 30, 1998 --
        16,250,655 and December 31, 1997 -- 15,762,820                     163               158
     Additional paid-in capital                                         85,884            68,131
     Accumulated deficit                                               (47,671)          (43,378)
     Foreign currency translation                                         (138)             (111)
                                                                   -----------       -----------
        Total stockholders' equity                                      38,238            24,800
                                                                   -----------       -----------
                                                                   $    49,573       $    31,054
                                                                   ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         Three months ended          Nine months ended
                                            September 30,              September 30,
                                         1998         1997          1998          1997
                                      -----------------------    ------------------------
Products and services revenue         $   13,808   $    9,188    $   35,828    $   22,805
Government contracts revenue               2,549        3,049         7,829        11,375
                                      ----------   ----------    ----------    ----------
                                          16,357       12,237        43,657        34,180

Cost of revenue                            5,783        4,502        15,209        14,423
                                      ----------   ----------    ----------    ----------
Gross profit                              10,574        7,735        28,448        19,757

Operating expenses:
    Selling and marketing                  5,604        5,308        17,131        14,762
    Research and development               1,885        2,052         5,625         6,930
    General and administrative             1,418          890         3,295         3,049
    Restructure costs                         --           --         7,800            --
                                      ----------   ----------    ----------    ----------
                                           8,907        8,250        33,851        24,741

                                      ----------   ----------    ----------    ----------
Operating income/(loss)                    1,667         (515)       (5,403)       (4,984)

Net interest income                          228          127           285           429

                                      ----------   ----------    ----------    ----------
Income/(loss) before income taxes          1,895         (388)       (5,118)       (4,555)

Income taxes                                 208           --           825            --
                                      ----------   ----------    ----------    ----------
Net income/(loss)                     $    2,103   $     (388)   $   (4,293)   $   (4,555)
                                      ==========   ==========    ==========    ==========

Basic earnings/(loss) per share       $     0.13   $    (0.02)   $    (0.27)   $    (0.29)
                                      ==========   ==========    ==========    ==========

Weighted average shares outstanding       16,233       15,619        16,029        15,494
                                      ==========   ==========    ==========    ==========

Diluted earnings/(loss) per share     $     0.11   $    (0.02)   $    (0.27)   $    (0.29)
                                      ==========   ==========    ==========    ==========

Weighted average common shares
    and equivalents outstanding           19,137       15,619        16,029        15,494
                                      ==========   ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                            (UNAUDITED, IN THOUSANDS)

                                                                   Nine months ended September 30,
                                                                         1998            1997
                                                                   ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                               $    (2,381)     $    (8,349)

INVESTING ACTIVITIES
       Proceeds from sales of investments                                    --            5,935
       Purchase of property and equipment                                (1,623)          (1,714)
       Increase in intangibles and other assets                          (1,665)            (629)
                                                                    -----------      -----------
            Net cash provided by (used in) investing activities          (3,288)           3,592

FINANCING ACTIVITIES
       Proceeds from issuance of Preferred Stock                         15,432               --
       Proceeds from issuance of Common Stock                             2,326            1,316
       Proceeds from sales-lease-back transaction                           729               --
                                                                    -----------      -----------
            Net cash provided by investing activities                    18,487            1,316
                                                                    -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES                                             (26)              --
       Increase (decrease) in cash and cash equivalents                  12,792           (3,441)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             4,880           12,130
                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS END OF PERIOD                             $    17,672      $     8,689
                                                                    ===========      ===========

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

4.       RESTRUCTURING

         In the first quarter of 1998, the Company announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include costs of lease terminations, streamlining its product offerings and reducing the Company's cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of certain facilities.

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

         As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the third quarter of 1998 and 1997, total comprehensive income amounted to $2,080,000 and ($388,000) respectively.

                          SECURE COMPUTING CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUE. The Company's revenue increased 33.7 percent to $16,357,000 for the third quarter of 1998 up from $12,237,000 in the same period of 1997. The increase resulted from higher products and services revenue. Products and services revenue was $13,808,000 for the quarter, an increase of 50.3 percent over 1997, and reflects the Company's increased marketing and sales effort in the commercial market. Government contracts revenue was $2,549,000 for the quarter, a decrease of 16.4 percent from the third quarter of 1997, which reflects the companies continued planned shift toward higher margin products. The Company expects quarterly revenue from government contracts for the rest of 1998 to decline slightly in comparison to the third quarter of 1998.

GROSS PROFIT. Gross profit as a percentage of revenue increased from 63.2 percent in the third quarter of 1997 to 64.6 percent in 1998. The increase resulted mainly from software only sales within products and services revenue, which carry higher margins than sales of systems bundled with hardware. The increased gross margin was also a result of a decrease in lower margin government contract revenue. The Company believes, with the leveling in government contracts revenue, that margins for the remainder of the year should trend slightly higher.

SELLING AND MARKETING. Selling and marketing expense increased 5.6 percent to $5,604,000 in the first quarter of 1998 up from $5,308,000 in the same period of 1997. As a percentage of revenue, selling and marketing expense was 34.3 percent for the quarter compared to 43.4 percent in the same period of 1997. The increase resulted primarily from expenses for a stronger sales and marketing presence needed due to competitive pressures, increased international activities and personnel additions made to position the Company for future growth. The Company expects selling and marketing expenses for the rest of 1998 will remain at levels comparable to the third quarter of 1998.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 8.1 percent to $1,885,000 in the third quarter of 1998 down from $2,052,000 in the same period of 1997. As a percentage of revenue, research and development expense was 11.5 percent for the quarter compared to 16.8 percent in the same period of 1997. The decrease resulted primarily from savings achieved by integrating duplicative development efforts.

GENERAL AND ADMINISTRATIVE. As a percentage of revenue, general and administrative expenses were 8.7 percent for the third quarter of 1998 compared to 7.3 percent for the third quarter of 1997. The Company expects the quarterly rate of general and administrative expenses for the rest of 1998 to remain at levels comparable to those of the third quarter of 1998.

RESTRUCTURE COSTS. In the first quarter of 1998, the Company announced and began to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure and the closure of certain facilities. The Company expects that approximately $4.2 million of the non-recurring charges require expenditures of cash. A significant portion of the restructuring activities have been completed. The largest components of the charge will be lease termination costs of approximately $2.5 million and the write off of related assets of $2.1 million.

NET INTEREST INCOME. The difference in net interest income between the periods reflects higher average cash and investment balances in 1998 as compared to 1997.

INCOME TAXES. The Company recognized an income tax benefit in the third quarter of 1998 of $208,000 compared to no income tax in the same period of 1997. Management believes it is more likely than not that deferred tax assets, which total $3.2 million at September 30, 1998, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $12,792,000 from December 31, 1997 to September 30, 1998. The increase resulted primarily from the gross proceeds of a $16,000,000 Preferred Stock offering offset by the use of cash to fund the restructure, operations and purchase capital equipment. As of September 30, 1998, the Company had working capital of $31,109,000. The Company anticipates using available cash to fund growth in operations, invest in capital equipment, acquire businesses, license technology or products related to the Company's line of business, and provide for restructuring activities.

Capital additions in the third quarter of 1998 were $426,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest approximately $400,000 additional throughout the remainder of 1998 mainly for computer equipment and facilities and business systems upgrades.

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

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $3.2 MILLION AT SEPTEMBER 30, 1998, WILL BE REALIZED. This expectation depends mainly on the Company maintaining, at current levels, its existing government contract business. If these contracts were lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

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

* THE COMPANY EXPECTS QUARTERLY REVENUE FROM GOVERNMENT CONTRACTS FOR THE REST OF 1998 TO REMAIN COMPARABLE TO THE THIRD QUARTER OF 1998. THE COMPANY BELIEVES IN THE LEVELING IN GOVERNMENT CONTRACTS REVENUE, THAT THE MARGINS FOR THE REMAINDER OF THE YEAR SHOULD TEND SLIGHTLY HIGHER. If the government contracts were lost or adjusted downward, the quarterly revenue from such contracts would decline, which decline could have a material adverse effect on the Company's business, financial condition or results of operations.

                          SECURE COMPUTING CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 27, 1998, the Delaware Chancery Court, in CARMODY V. TOLL BROTHERS, INC., Civil Action No. 15983, 1998 WL 418896 (Del. Ch. Ct. Jul. 27, 1998), held that the "dead hand" provision of the Toll Brothers, Inc. shareholder rights plan violated Delaware law. On August 26, 1998, a purported class action complaint was filed in the Delaware Chancery Court in and for New Castle County by Rosalyn Golaine against the Company, certain of its present officers, present directors, and former directors (the "Golaine Action"). The complaint in the Golaine Action alleges that the provisions of the July 24, 1997 shareholder rights plan (the "Plan") permitting only those directors who voted for the Plan (or their designated successors) to redeem the Rights granted therein, violates Delaware law. The action seeks injunctive relief and damages of an unspecified amount. A number of such actions have been filed against other companies in response to the CARMODY V. TOLL BROTHERS, INC. decision.

         No trial in this action is scheduled and no discovery has occurred. The Company has amended the Plan which will render moot the injunctive relief requested, and believes it has meritorious defenses to the damages allegations. The Company intends to defend this action vigorously. The Company also is a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

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

         a)    The following directors were elected:

         Directors                                For           Against
         -----------------------------------------------------------------------
         Betsy S. Atkins                       8,394,030         67,179
         Steven M. Puricelli                   8,394,030         67,179

         b)    Amendment of the 1995 Omnibus Stock Plan

                                                 Number of Common Shares Voted
         1995 Stock Plan                         For         Against     Abstain
         -----------------------------------------------------------------------
         Amendment to 1995 Stock Plan          5,786,464    2,668,465     27,494

         c)    The stockholders also approved the following proposal:

                                                 Number of Common Shares Voted
         Independent Accountants                 For         Against     Abstain
         -----------------------------------------------------------------------
         Ratification of Ernst & Young LLP
          as independent accountants           8,447,605       28,268      6,550

ITEM 5.  OTHER INFORMATION

         8-K dated July 15, 1998, as described in item 2.

         YEAR 2000 DISCLOSURE

         The Company has completed testing of its products and systems and believes that its products and systems sold after December 31, 1998 will be Year 2000 compliant. The Company has also verified compliance of third party computer software and hardware utilized by the Company. The Company has not verified Year 2000 compliance of certain semiconductors embedded in other third-party equipment used by the Company, nor has the Company established the costs and risks associated with such third party equipment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998:

         27.1   Financial Data Schedule

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SECURE COMPUTING CORPORATION


DATE: November 3, 1998                   By: \s\ Timothy P. McGurran
                                            --------------------------
                                            Timothy P. McGurran,
                                            Senior Vice President of Operations
                                              and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                  DESCRIPTION                               PAGE
-------                  -----------                               ----
 27.1              Financial Data Schedule                 FILED ELECTRONICALLY