Form 10-K405
period 1998-12-31
SECURE COMPUTING CORP
filed 1999-03-31
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)
|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

                         COMMISSION FILE NUMBER 0-27074

                         ------------------------------

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

                          ----------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                         ------------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 10, 1999 was $259,349,736, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

         As of March 10, 1999 the Registrant had 16,732,241 shares of Common Stock issued and outstanding which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 13, 1999 for the year ended December 31, 1998 are incorporated by reference in Part III hereof.

                                     PART I

            This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. These statements include, but are not limited to, statements concerning expectations of intensifying future competition, the Company's belief in the performance capabilities of its products and the Company's expectation of increased sales through indirect sales channels, and the Company's plans to improve and enhance existing products and develop new products.

            All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are described in the "Certain Factors that May Affect Future Results" section of this Form 10-K.

ITEM 1. BUSINESS

            Secure Computing Corporation ("Secure Computing" or the "Company") designs, develops, markets and sells a comprehensive offering of interoperable, standards-based products for end-to-end network solutions, including firewalls, Web filters, authentication, extranet access control and security related professional services. Today, the Company enables business security solutions through its advanced technologies, professional services and partner programs. The Company's goal is to provide a complete portfolio of integrated enterprise security solutions for corporate networks.

            Originating as a small division of Honeywell Inc. that pioneered the principles of modern data security in the 1970s, the Company spun off in 1989 to develop and market core security for the National Security Agency (NSA) and other departments and agencies of the United States government. Recognizing the market need for an integrated suite of product solutions to address the growing productivity and security concerns of today's enterprise information systems, the Company acquired authentication and URL filtering companies in 1996, along with a robust international distribution network with the acquisition of Border Network Technologies Inc.

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

            Private networks present several advantages to an organization. They can combine mainframes, UNIX servers and personal computers running on different operating systems such as DOS, Windows 95 or Windows NT, and the Macintosh operating system into a single network. They can support remote access from other private networks to provide customer support bulletin board services, ordering and acknowledgment using electronic data interchange ("EDI"), and database sharing. Because TCP/IP is an open standard maintained by the Internet Engineering Task Force ("IETF"), there is a large number of researchers and vendors developing new protocols to support applications ranging from electronic commerce and digital cash to video conferencing. Thus, the utility of corporate networks and the opportunities to use them in support of enterprise critical operations are rapidly increasing. More importantly, the adoption of the TCP/IP protocol suite enables an organization to use the Internet to implement a WAN, thereby extending its internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees. The Internet provides a lower cost, though insecure, alternative to private company networks.

            THE INTERNET. The Internet allows any computer connected to it to communicate with any other computer. Much of the recent rapid growth of the Internet and the related World Wide Web is attributed to an increase in commercial access providers and to organizations seeking to exploit the Internet for commercial gain. Common uses of the Internet include intra- and inter-organizational communication and data sharing, product marketing and advertising, interactive customer feedback, and e-commerce.

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

            NETWORK SECURITY. Networks and network transmissions are vulnerable to a variety of attacks that can compromise the secrecy and/or the integrity of mission critical data or that can cause the loss of services critical to the organization. The National Institute of Standards and Technology (the "NIST") has identified the TCP/IP protocol suite and the Internet as particularly vulnerable to attack. Individuals have been able to exploit weaknesses in the protocol suite and network configurations to gain unauthorized access to network transmissions and individual computers, and have used such access to alter or steal data or, in some cases, to launch destructive attacks on data and computers within a compromised network. Moreover, the Internet itself serves as a threat multiplier. Knowledge of attacks and the software required to mount these attacks spreads quickly through the hacker community. Thus, an attacker does not need to be especially sophisticated. Moreover, the attacker can launch the attack from anywhere on the Internet, often hopping from site to site to hide his/her identity and true location.

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

            ELEMENTS OF NETWORK SECURITY. The Company has identified what it believes are the key elements of an effective network security solution that should be addressed by an organization in order for it to secure its information networks from unauthorized access. These features are security policy, identification and authentication, access control, encryption, administration, audit, accounting, and network services.

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

TECHNOLOGY

FIREWALLS

            Secure Computing offers firewalls designed to provide an optional set of capabilities to meet varying requirements. The Company's firewalls which use a firewall-specific operating system integrated with the firewall application deliver robust security for security-conscious organizations. The Company's firewalls that run on a commercial operating system are designed for companies that want ease of use and administration. The Company's range of firewalls are multi-homed application-level gateways that understand and interpret network protocols, increase access control in any direction, support a comprehensive suite of network services and enable Network Address Translation and Multiple Address Translation to hide addresses from untrusted networks.

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

            VIRTUAL PRIVATE NETWORKS ("VPN"). The Company has regularly introduced IPSec-compliant VPN innovations, adding new value to this proven approach to using lower-cost Internet connections for secured business network connections. VPNs are encrypted connections between firewalls, or between a firewall and an end user computer, which can reduce the costs of creating a private network for connecting geographically dispersed resources. The Company introduced dynamic VPN support with integrated third party software for local access to the Internet from any major business center in the world, an important option for organizations with remote and roaming employees. The Company also engineered firewall support for embedded VPNs with granular access control options, automated key management, X.509 digital certificate handling and inter-operability with standard certificate authorities.

            SECUREOS(TM). SecureOS, the Company's operating system designed for delivering robust security, removes the inherent risks of layering a firewall on top of a discrete commercial operating system. These risks escalate over time, usually through normal operating system upgrades, exposing the firewall integrity to threat agents from inside and outside the organization. With SecureOS, the Company enables security-sensitive organizations in every industry to avoid the risks and costs associated with maintaining separate operating systems.

            REGIONS. The Company introduced an approach called "Regions" in its new family of firewalls in March 1998 to view configurations, establish rules, and set policies at increasing levels of detail through a powerful, visual object-based design. Regions are groupings of physical interfaces (network cards) and VPNs into entities of similar trust.

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

            TYPE ENFORCEMENT(TM). Initially developed for classified government agencies and now incorporated into the Company's Unix firewall architectures, Secure Computing's patented Type Enforcement technology secures the underlying firewall operating system and protects network services by segmenting them into individual domains. Each domain is granted permission to access specific file types and domains. As a result, each domain provides a self-contained, discrete layer of protection which cannot be altered. Firewalls with Type Enforcement protect against known network penetration and denial of service attacks, including the most common, destructive and malicious attacks.

            INTRUSION DETECTION AND STRIKEBACK(TM) RESPONSE. The Company's Strikeback feature responds to intrusion attempts with selectable alarms and captures as much information as possible about the intruder, including their source and the route used to reach the system. Strikeback has proven its value in permitting organizations to take direct corrective action against individual attackers and organizations employing them.

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

IDENTIFICATION AND AUTHENTICATION

            The Company's identification and authentication technology results from more than a decade of efforts in network authenticating technology. Authentication products enable corporations to identify remote users and business partners and to authorize their access to enterprise network resources. The Company has three patents for this technology. The authentication offering consists of an authentication server, hard tokens, soft tokens and a management console.

            DYNAMIC PASSWORDS. Dynamic password technology is compatible with existing computing and networking equipment utilized by most organizations. Since each password can only be used one time, methods of electronically trying many passwords have an extremely low mathematical probability of being successful. Physical observation or electronic interception of the entered password will not enable the eavesdropper to gain access, without calculating a subsequent authorized dynamic password. This process is made extremely unlikely by the use of the Data Encryption Standard ("DES") algorithm, which is widely recognized as a government certified and industry-tested standard. Databases of user authentication codes and authorizations are themselves encrypted utilizing the DES algorithm for further protection from unauthorized access.

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

            OPEN ARCHITECTURE AND INTER-OPERABILITY. The Company's identification and authentication technology has been designed to operate on a wide variety of platforms and to be compatible with a wide range of telecommunications products and protocols. This allows multiple solutions for different types of security needs, which is important to organizations operating a heterogeneous computing environment. Moreover, it supports multiple token types manufactured by the Company and others within a single network.

            SCALABILITY. The ability to support large numbers of simultaneous users is a major requirement for enterprises who need to manage hundreds of thousands of users without performance degradation. One database can support greater than one million users, and each authentication server can contain several databases. In addition, the Company's authentication software allows the support of a high volume of user authentication requests through the use of multiple servers which are automatically synchronized.

            FULLY DOWN-LOADABLE, ALL SOFTWARE SOLUTION. The technology permits a down-loadable, all software solution. Through a combination of the Company's network authentication software and software password generators, or "tokens," an organization can achieve an all-software authentication solution for its network. An all software solution reduces the aggregate cost of the authentication systems.

            FAULT TOLERANCE. With this feature, databases are automatically mirrored on up to four servers on a network to achieve fault tolerance. As a result, a hardware failure of one server does not prevent the authentication of users.

WEB MONITORING AND FILTERING

            The Company's Web monitoring and filtering product resides on a proxy server and blocks access to objectionable Web sites or alternatively "deprioritizes" requests to a non-work site.

            CONTROL LIST. This is a database of URLs for major Internet protocols (HTTP, FTP, NNTP, and Gopher) representing sites, portions of sites, or discrete documents available on the Internet that meet the criteria of one or more of the 27 categories that the control list currently supports. The distributed form of the control list is binary, using a secure hash algorithm to both protect the actual contents of the database, and to form the basis of efficient runtime access for URL filtering. Proprietary tools are used to perform updates to the control list efficiently and effectively, including Human-Computer Interface and automated Web robots (variations on the spiders used by most Internet search engines), which provide candidate URLs from a variety of sources for review by list technicians.

            MULTIPLE PLATFORM FUNCTIONALITY. This feature includes Web proxies for Unix and Windows NT, plug-ins for leading general-purpose proxies such as Netscape Proxy Server and Microsoft Proxy Server, and proxy-based enhancements to the Company's line of firewall products. In all cases the monitoring and filtering applications leverage the widely accepted concept of proxies for fundamental Internet protocols.

            PROGRAMMING TOOLKIT. This toolkit is an application programming interface to the core functionality of the control list which is used as a high-level development tool for developing customized monitoring and filtering applications. The Programming Toolkit is used internally and externally by third-party vendors.

PRODUCTS AND SERVICES

            The Company's security products are designed to provide integrated enterprise security solutions for corporate networks.

            SECUREZONE(TM). The first of the Company's new family of network security solutions, SecureZone delivers comprehensive, robust security with revolutionary ease of use and lower cost of ownership to organizations requiring a highly sophisticated level of security protection. The intuitive, visual interface simplifies and speeds all aspects of security administration, including access control, entities of trust and VPNs. SecureZone is the first network security solution to deliver application gateway strengths with embedded VPNs and commercially available integrated X.509 digital certificate management. SecureZone delivers advanced security technologies developed for government and military agencies, including the Company's patented Type Enforcement, SecureOS, and Strikeback intrusion detection/response.

            SIDEWINDER(TM) SECURITY SERver. Sidewinder employs features such as SecureOS, Type Enforcement and Strikeback intrusion detection/response. Sidewinder delivers robust power and versatility for enforcing complex security policies and stringent security thresholds for both government and commercial organizations. Sidewinder permits highly granular control over network access rules, message filtering and intrusion detection. It provides all the features of a robust application gateway firewall plus additional technologies and filters, allowing safe connections to and through untrusted networks.

            SECURE COMPUTING FIREWALL(TM) FOR NT. Secure Computing Firewall for NT is the only commercially available application gateway firewall which is Microsoft BackOffice compliant. Secure Computing Firewall for NT is a native Windows NT server application, built to take full advantage of the NT server architecture. It delivers a cost effective, highly secure solution without the complexity of firewalls ported to Windows NT environments from UNIX platforms. Fitting naturally into Windows NT environments, it addresses business, technology and skills requirements with a native Windows NT graphical user interface and native facilities.

            SAFEWORD(TM). The SafeWord family of strong authentication products provides server software, hard tokens and soft tokens for secured access to networks. SafeWord features built-in replication to enable load balancing, real-time mirroring and recovery. It combines one-time encrypted password protection with standards-based inter-operability, resulting in a wide choice of servers and tokens. SafeWord runs on a wide range of platforms and supports multiple token types from other manufacturers.

            SMARTFILTER(TM). SmartFilter helps organizations manage productivity, preserve network bandwidth and reduce legal liability through industry-leading Web monitoring and filtering. Organizations can manage and monitor Internet access through the SmartFilter Control List. For ease of administration, the Control List is organized into 27 selectable content categories and can be customized to organizational needs, interests and policies. SmartFilter capabilities combine in unique ways with each of the Company's network security solutions and complement a selection of recognized firewalls participating in the Company's Partner's First program.

            SECUREWIRE(TM). SecureWire is the first commercially available business solution combining the capabilities of intranet and extranet technologies for sharing internal Web data with external users, such as partners, customers, suppliers and agencies. SecureWire enables organizations to grant authorized access to specific pages or URLs on the internal network, while denying access to all other data. As a result, each external user can be granted a portal to internal Web data in keeping with the security policy.

            PROFESSIONAL SERVICES. The Company provides a rich portfolio of professional services, ranging from internal and external network penetration testing to security site assessment, security policy development and secure architecture services. Services are provided by the Company's team of accredited, certified security experts, including 28 Certified Information Systems Security Professionals ("CISSP").

            The standard professional service offering of the Company is the investigation and analysis of a client's operational and information security issues. The investigation includes a variety of interviews, observations, and technical tools. The Company's security experience is applied to the analysis of a client's critical information assets and systems, business objectives and operational environment, and the subsequent identification of potential threats and risks. The process is documented in written reports and oral presentations which clearly describe what action the client should take to improve their security posture. Recommended actions may include network redesign, policies, procedures, and training, as well as specific technology such as cryptography, authentication tools and firewalls. Additional professional services include customized security policies, security architecture, and a variety of either standard or customized security related training, as well as fully customized consulting, based on specific customer needs.

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

ADVANCED TECHNOLOGY CONTRACTS

            From its inception, the Company has been engaged in research and development of information security technology by acquiring and executing contracts with departments and agencies of the United States government, including the NSA. These contracts have provided the Company with the financial resources to establish a group of scientists and engineers specializing in computer systems security. As a result, the Company has been able to bridge the technology acquired under government contracts into its commercial product and service offerings.

            The majority of the Company's contracts require the Company to perform specified services, for which the Company is reimbursed for actual cost plus a fee. Under these cost-reimbursement contracts, the Company bears the risk that increased or unexpected costs that are beyond the scope of a contract but are to required to perform the contracts specified services may reduce the Company's profitability. Pursuant to their terms, these contracts generally are also subject to termination at the convenience of the applicable government agency. If a contract is terminated, the Company typically is reimbursed for its costs to the date of its termination plus the cost of an orderly termination and is paid a portion of the fee. The Company's United States government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). The DCAA has periodically audited the Company's contracts without any material cost disallowances.

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

SALES AND MARKETING

SALES

            The Company sells its products and services through both indirect and direct channels, using a worldwide sales organization of 61 individuals, as of February 28, 1999. For 1998, indirect channel sales comprised 63% of total product sales, while direct sales to major end-users comprised the remaining 37%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators and original equipment manufacturers (OEM's).

            Direct sales include sales made by the Company directly to end-users of the Company's products. The typical profile of the end-user buying directly from the Company are larger, Fortune 1000 companies requiring both professional services and product sales for an enterprise-wide solution.

            The Company has continued its emphasis toward an indirect sales model, by forming dedicated sales teams that manage each segment of the indirect sales channels. In addition, in 1998 the Company launched a new `Partners First' channel program, that provides increased benefits to business partners selling the Company's products. In 1998, a dedicated corporate sales team was formed to target only named-accounts. This strategy provides greater customer attention to larger corporate customers, reduces possible channel conflicts, and allows the end-user to decide how best to acquire the Company's products.

            The Company continues to have a United States federal government sales team. Since the United States government continues to be the world's largest buyer of security products, having a dedicated account team has proven to be a strategic advantage for the Company. Major awards resulted from this effort during 1998, including the United States Air Force, the National Security Agency, the National Institute of Standards and Technology, and the United States Army. Beginning in 1999, the Company has initiated a state government level sales program.

            International sales accounted for 29% of total product and services sales during 1998. Major foreign markets for the Company's products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, the Company has independent channel partners who are responsible for marketing, selling and supporting the Company's products to resellers and end-users within their defined territories. Independent market analyst reports have indicated that international markets will continue to provide increased opportunities for security products in the years ahead. The Company expects to continue its investment in international sales during 1999.

The following table summarizes information about the Company's international and domestic sales and operations:

                                                               YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
(In thousands)                                             1998            1997          1996
-----------------------------------------------------------------------------------------------
Revenues:
   United States products and services sales ......    $   36,522     $   18,171     $   14,711
   International products and services sales ......        14,978         15,032          8,579
   Government contracts ...........................         9,942         13,773         16,972
                                                   --------------------------------------------
                                                       $   61,442     $   46,976     $   40,262
                                                   ============================================

Net Loss:
   United States operations .......................    $    4,892     $    4,363     $  (17,709)
   International operations .......................        (8,154)        (8,614)        (7,385)
                                                   --------------------------------------------
                                                       $   (3,262)    $   (4,251)    $  (25,094)
                                                   ============================================

Identifiable Assets:
   United States operations .......................    $   53,463     $   28,905     $   32,259
   International operations .......................           885          2,149          4,516
                                                   --------------------------------------------
                                                       $   54,348     $   31,054     $   36,775
                                                   ============================================

MARKETING

            The Company markets its products using a wide variety of mediums including, advertisements, direct mail, seminars, trade shows, symposiums and Web-based marketing. Marketing campaigns are created and implemented by dedicated marketing personnel in each of the Company's major functional market areas. Corporate marketing, product marketing, channel marketing and co-marketing with industry partners are centralized functions performed out of corporate headquarters in San Jose, California. An active public relations program ensures that the Company receives appropriate press coverage for its various programs and announcements and is responsible for securing product reviews and speaking engagements.

            As of February 28, 1999, the Company had 20 marketing employees. The Company deploys comprehensive targeted marketing programs to generate sales leads and brand awareness. Programs include direct marketing, Web marketing, advertising, seminars and trade shows and ongoing customer, channel and partner communications programs. Through the Partners First alliance program, the Company has entered into strategic marketing relationships with various vendors of communications, security, and network management products. Certain of these vendors recommend Secure Computing products along with their solutions to meet customers' security needs. The potential increased revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances, and significant costs incurred in customizing the Company's products. Although the Company does not intend that such relationships be exclusive, the Company may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent the Company becomes dependent on actions by such parties, the Company could be adversely affected if the parties fail to perform as expected.

            The Company also seeks to stimulate interest in network security through its public relations program, speaking engagements, white papers, technical notes, and other publications.

COMPETITION AND MARKET CONSOLIDATION

            The market for network security products is intensely competitive and characterized by rapid technological change. The Company believes that competition in this market is likely to persist and to intensify as a result of increasing demand for network security products. Each of the Company's individual products competes with a different group of competitors and products. The principal competitors for the Company's existing products include ActivCard, Axent, CheckPoint Software Technologies Ltd., Network Associates, and Security Dynamics Inc.

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

            The trend toward enterprise-wide network security solutions may result in a consolidation of the network security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In the event that the Company is unable to internally develop all of the products needed for an enterprise-wide security solution, the Company may need to acquire such technology, or be acquired by a larger entity. However, there can be no assurance that, in the event that the Company proves unable to internally develop all of the products needed for an enterprise-wide security solution, the Company will be able to acquire or merge with other entities on terms favorable to the Company and its shareholders.

BACKLOG

            The Company's backlog for commercial products at any point in time is not significant since products are shipped on receipt of order. The Company does not believe that its commercial backlog at any particular point in time is indicative of future sales levels. The Company's backlog relating to its government contracts as of February 28, 1999 was approximately $2.7 million, compared to $6.1 million as of February 28, 1998. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which the Company's government customers have actually obligated payment. At February 28, 1999, approximately $2.2 million of the Company's government contract backlog was funded, compared to $3.6 million as of February 28, 1998. The timing and volume of customer orders are difficult to forecast because the Company's customers typically require prompt delivery of products and a substantial majority of the Company's sales are booked, and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled with little or no penalty.

MANUFACTURING

            The Company's manufacturing operations consist primarily of light assembly and packaging associated with its software products. The Company uses subcontractors to duplicate its software media and print its user documentation and product packaging. The Company then assembles the final software products at its facilities in New Brighton, MN. The Company also performs some limited hardware manufacturing operations which consist of purchasing hardware components, final assembly and test. Hardware components include commercially available computers, memory, monitors and third party peripherals.

            The majority of the materials utilized in its manufacturing operations are industry standard parts that are widely available. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (PC's and computer peripherals, memory disk drives, storage devices). Interruptions or delays in shipments of software supplies, certain computer systems or peripherals could materially adversely affect the results of operations.

            The Company's SafeWord product line includes a small calculator style token which is used for user authentication. The Company has two subcontractors for these tokens: ReachOut Ltd., an electronics assembly manufacturer located in the Peoples Republic of China, and Lan Plus, Inc., a California company with manufacturing facilities located in Taiwan. While the Company has generally been able to obtain adequate supplies of these products in a timely manner, delays, interruptions in supply, or a significant increase in manufacturing costs could materially adversely affect the results of operations.

RESEARCH AND DEVELOPMENT

            Internal development of new products and features is performed by the Company's internal engineering staff. Of the Company's total of 113 engineering employees at February 28, 1999, 32 held post-graduate degrees.

            The Company intends to keep its products broadly compatible with a variety of host computer configurations and other network security products and other network applications, and will introduce new products as market demand develops for such products. The Company researches and attempts to design its products to be able to support emerging security standards, such as the Public Key Infrastructure, IP Security, and Content Vector Protocol.

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

PATENTS AND PROPRIETARY TECHNOLOGY

            The Company relies on patent, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds ten patents and has eighteen patent applications pending in the United States relating to computer security software and hardware products. The Company has also filed patent applications in the European Union, Canada, Japan, Germany, and the United Kingdom. The Company believes that its patents are broad and fundamental to network security computer products. While the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that any pending or future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company.

            The Company's success is dependent, in part, upon its proprietary software and security technology. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. In addition, under its contract with the Company, U.S. government agencies have the right to disclose certain technology developed with government funding to competitors of the Company as part of the establishment by the government of second-source manufacturing arrangements or competitive bidding.

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

            The Company has received or applied for trademark protection in the United States for its SafeWord, Secure Computing Firewall, SecureWire, SecureOS, SecureSupport, SecureZone, Sidewinder, SmartFilter, SofToken, e.id(TM), Strikeback, Type Enforcement and Nobody Comes Close trademarks.

REGULATION AND GOVERNMENT CONTRACTS

            Other than government contracting regulations described above under "Advanced Technology Contracts," the Company is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. Currently, there are few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. In addition, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

            At February 28, 1999, the Company had 321 employees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS

            The executive officers of the Company are:

            Name                    Age                Position
            -------------------------------------------------------------------------------------------
            Jeffrey H. Waxman       52     Chairman and Chief Executive Officer
            Timothy P. McGurran     36     Senior Vice President of Operations, Chief Financial Officer
            Christine Hughes        52     Senior Vice President of Marketing and Business Development
            Gary D. Taggart         45     Vice President of Worldwide Sales
            Patrick Regester        50     Vice President of International Operations
            Howard Smith            58     Executive Vice President of Research & Product Group

            JEFFREY H. WAXMAN has been Chairman of the Board since January 1997 and Chief Executive Officer of the Company since November 1996. From June 1995 through August 1996, Mr. Waxman was the Executive Vice President and General Manager of the Application Group of Novell Inc., a network software provider. From November 1992 through June 1995, Mr. Waxman was the President and Chief Executive Officer of ServiceSoft Corporation, a diagnostics software company. From June 1988 through January 1992, Mr. Waxman was the Chief Executive Officer of Uniplex, Inc., a UNIX office automation software provider.

            TIMOTHY P. MCGURRAN has been the Senior Vice President of Operations and Chief Financial Officer of the Company since May 1996. Mr. McGurran was at Ernst & Young LLP from December 1984 to May 1996, where his last position was Senior Manager.

            CHRISTINE HUGHES has been the Senior Vice President of Marketing since November 1996. Ms. Hughes was the Senior Vice President, Corporate Marketing at Novell, Inc., a network software provider from December 1994 to August 1996. From June 1991 to November 1994, Ms. Hughes was a Vice President at Xerox Corporation. Ms. Hughes currently serves on the Board of Directors of Sulcus Hospitality Technologies Corporation.

            GARY D. TAGGART has been Vice President of Worldwide Sales since January 1997. Prior to joining Secure, Mr. Taggart was Vice President of Americas Sales for Eicon Technology Inc., a Canadian manufacturer of communications products, from December 1994 through September 1996. From 1989 to 1994, Mr. Taggart was Vice President of Worldwide Sales for Storage Dimensions, Inc., a San Jose-based manufacturer of network storage subsystems.

            PATRICK REGESTER has been the Vice President of International Operations since February 1997. From November 1995 to January 1997 Mr. Regester was Vice President of Sales and International Operations for Process Software Corporation, a TCP/IP applications developer. From March 1989 to October 1995, Mr. Regester held various positions most recently as the Group Managing Director for Uniplex Inc., a UNIX office automation software provider.

            HOWARD SMITH has been the Executive Vice President of Research and Product Group since February 1998. Prior to joining Secure, Mr. Smith was the President and CEO of Clarity Software, Inc. from January 1990 through February 1998.

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

            FLUCTUATION IN OPERATING RESULTS. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, the sizes, timing and shipment of individual orders, market acceptance of new products, changes in the Company's operating expenses, personnel changes, mix of products sold, changes in product pricing, development of the Company's direct and indirect distribution channels and general economic conditions.

            DEPENDENCE ON PRINCIPAL PRODUCTS AND LIMITED SOURCES OF SUPPLY. The Company's success is highly dependent on its ability to enhance its existing products and to develop and introduce new products in a timely manner. If the Company were to fail to introduce new products on a timely basis, the Company's operating results could be adversely affected. The Company currently derives substantially all of its revenue from sales of its enterprise network and data security products, and the provision of related services. Existing and new versions of such products are expected to continue to represent a high percentage of the Company's revenue for the foreseeable future. As a result, any factor adversely affecting sales of these products and services, or any factor impeding or delaying the Company's ability to diversify its product offerings to lessen its dependency on those products, would have a material adverse effect on the Company's financial condition and results of operations.

            Certain components of the Company's products are currently purchased from limited sources and any interruption in the supply of such components could adversely affect the Company's operating results.

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

            A well publicized actual or perceived breach of enterprise network or data security could trigger a heightened awareness of computer abuse, resulting in an increased demand for security products such as those offered by the Company. Similarly, an actual or perceived breach of enterprise network or data security at one of the Company's customers, regardless of whether such breach is attributable to the Company's products, could adversely affect the market's perception of the Company and the Company's financial condition or results of operations.

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

            In the future, vendors of hardware and of operating system software may continue to enhance their products or bundle separate products to include functionality that is currently provided primarily by network security software. Such enhancements may be achieved through the addition of functionality to operating system software or other software or the bundling of network security software with operating system software or other products. The widespread inclusion of the functionality of the Company's products as standard features of computer hardware or of operation system software or other software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. Furthermore, even if the network security and/or management functionality provided as standard features by hardware providers or operating systems or other software is more limited than that of the Company products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If the Company were unable to develop new network security and management products to further enhance operating systems or other software and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially adversely affected.

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

            POTENTIAL VOLATILITY OF STOCK PRICE. The trading of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the information security systems industry, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. The Company's sales or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. These Company-specific factors or broad market fluctuations may have a material adverse effect on the market price of the Company's Common Stock.

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

            FLUCTUATIONS IN QUARTERLY REVENUE TRENDS. Secure Computing has experienced significant quarterly fluctuations in its operating results and anticipates such fluctuations in the future. As a rule, revenues, operating income and net income have been higher in the fourth quarter of each year than in the first quarter of the following year. The Company believes that fourth quarter revenues are positively impacted by the end of year budgeting cycles of some large corporate customers. Revenues also tend to be lower in the summer months, particularly in Europe, when businesses often take holidays resulting in deferred purchasing patterns. Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict. The Company historically has recognized a substantial portion of its license revenues in the last week of each quarter. The Company expects that this will continue for the foreseeable future as the portion of revenues from indirect distribution channels increases. As a result, the Company's inability to control the quarterly fluctuations of its business could have a material and adverse impact on the Company's financial condition and results of operations.

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

            YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems sold after December 31, 1998 will be Year 2000 compliant, has completed preparation and testing of its products and systems, and has verified compliance of third party computer software utilized by the Company, the Company has not verified Year 2000 compliance of certain semiconductors embedded in other third-party equipment used by the Company, nor has the Company established the costs and risks associated with such third party equipment.

            Failure of such third-party equipment to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software and other products which are not Year 2000 compliant.

            Further, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

            INTERNATIONAL MARKETS. International sales constitute a substantial portion of the business of the Company. Although almost all sales by the Company are payable in U.S. dollars, in the event of a severe decline in one of the Company's major foreign markets, customers from those countries may be unable to satisfy their U.S. dollar obligations. Such non-payment would have a materially adverse effect upon the Company's operations and financial condition. In 1998, twenty-nine percent (29%) of the Company's total product and services sales were derived from international sales.

            EFFECT OF CERTAIN PROVISIONAL ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. The Board of Directors of the Company has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of Company Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Further, certain provisions of Delaware law, the Company's Certificate of Incorporation and Bylaws, such as a classified board and certain provisions of the Company's Share Rights Agreement could delay or make more difficult a merger, tender offer or proxy contest involving the Company. While such provisions are intended to enable the Company's Board to maximize stockholder value, they may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. There is no assurance that such provisions will not have an adverse effect on the market value of the Company's Common Stock.

            RISKS ASSOCIATED WITH PREFERRED STOCK FINANCING. In June 1998, the Company raised gross proceeds of $16.0 million through the issuance of a newly designated Series C Convertible Preferred Stock (the "Series C Preferred"). While the issuance of the Series C Preferred in this transaction provided the Company with additional working capital required to fund the Company's continuing operations, the Company's agreements with the purchasers of the Series C Preferred contain covenants that could impair the Company's ability to engage in various corporate transactions in the future, including financing transactions and certain transactions involving a change-in-control or acquisition of the Company, or that could otherwise disadvantage the Company and the holders of its Common Stock. In particular, any "leveraged buy-out," and certain consolidations, mergers or other business combinations with or into another entity that has a trading volume equal to less than 90% of the Company's average daily trading volume over a specified 90-day period, will give rise to a right of redemption in the holders of the Series C Preferred. These provisions may make an acquisition of the Company more difficult and expensive and could discourage some potential acquirers. Certain covenants of the Company made in connection with the issuance of the Preferred Stock may also have the effect of limiting the Company's ability to obtain additional financing by, for example, providing the holders of Series C Preferred Stock certain rights of first offer. In addition, certain protective provisions set forth in the Certificate of Designation prohibit the Company, without the consent of holders of two-thirds of the outstanding Series C Preferred, from (a) increasing the authorized Preferred Stock of the Company, (b) issuing securities with a liquidation preference which is senior to or pari-passu with the Series C Preferred (other than debt securities which are not convertible into or exchangeable for Common Stock or any other equity or convertible security of the Company), or (c) creating any new class or series of capital stock having a liquidation preference senior to or pari-passu with the Series C Preferred.

            The terms of the financing agreements pursuant to which the Preferred Stock was issued also include certain penalty provisions that are triggered in the event the Company fails to satisfy certain obligations. In particular, the holders of the Series C Preferred shall have the right to require the Corporation to redeem all or any portion of the Series C Preferred at a price equal to the greater of: (a) 125% of the $1,000 stated price of each share of Series C Preferred (the "Stated Price") and (b) an amount determined by dividing the Stated Price by the Conversion Price (as defined in the Series C Certificate of Designation) and multiplying the resulting quotient by the average closing bid price for the Common Stock on the five (5) days preceding the date of redemption. Such redemption obligation arises upon certain events, including breach by the Company of representations and warranties and covenants, including the failure to maintain the effectiveness of the registration statement covering the Common Stock issuable upon conversion of the Series C Preferred Stock. In the event that the holders of Series C Preferred Stock become entitled to have their Series C Preferred Stock redeemed, there can be no assurances that the Company will be able to fund such redemption, and even if funding is available, the substantial payment required to fund such redemption could have a material adverse effect on the Company's business and financial condition.

            The Series C Preferred is convertible into shares of the Company's Common Stock based on the trading prices of the Common Stock during future periods that are described in the financing agreement. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminable. If, in accordance with the terms of the financing agreements, the conversion price of the Preferred Stock is determined during a period when the trading price of the Common Stock is low, the resulting number of shares of Common Stock issuable upon conversion of the Preferred Stock could result in substantial dilution to the holders of the Common Stock.

            RECEIVABLES AND DISTRIBUTOR SALES. As the Company's revenues grow, its receivables balances increase. In turn, the Company is subject to increased general credit risks. Although the Company's management provides for a bad debt reserve, there can be no assurance that this reserve will accurately reflect subsequent credit write-offs which could have a material and adverse effect on its financial conditions and operating results. The Company has and may from time to time take various forms of action to manage its receivables including the sale of its receivables at a discount and the granting of customer discounts.

            The Company recognizes product revenues at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable and collection is probable. The Company has entered into customer support and maintenance agreements with various customers. The Company recognizes the obligations either ratably as the obligations are fulfilled or upon completion of performance. Revenue generated through distributors and resellers with a right of return for stock balancing and rotation is reduced by a reserve for estimated returns. These reserves are based on estimates made by the Company's management and are based on historical and known trends. There can be no assurance that these reserves will accurately reflect subsequent product returns.

            Although Company sales to its distributors and resellers are final, such channel customers generally are permitted stock balancing and stock rotation rights, but are typically required to place offsetting orders of equal value. The Company increasingly relies on resellers and distributors to market and support its products. These increased sales to resellers and distributors will likely increase the Company's days sales outstanding as collection terms generally are longer than the collection terms of other customers. The Company's agreements with its distributors are not exclusive and may be terminated by either party without cause. There can be no assurance that any distributors will continue to represent the Company's products.

            ADVANCED TECHNOLOGY CONTRACTS. Advanced Technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on government contracts. Under its government contracts, the Company bears the risk that increased or unexpected costs required to perform specified services may reduce the amount of the Company's fee. In addition, recoverable expenses billed by the Company are subject to review and audit by the Defense Contract Audit Agency, which could result in amounts previously billed being renegotiated. Pursuant to their terms, these contracts are generally also subject to termination at the convenience of the applicable government agency. If the contract is terminated, the Company typically would be reimbursed for its costs to the date of its termination plus the cost of an orderly termination, and paid a portion of the fee. There can be no assurance that the Defense Contract Audit Agency will not disallow the costs claimed by the Company under its government contracts.

            A substantial portion of the Company's basic research efforts are funded by government contracts. In the event those contracts were to cease for any reason, such an event could be expected to reduce the new product stream which could have a material and adverse affect on the Company's results of operations.

            DEPENDENCE UPON KEY PERSONNEL. The success of the Company depends to a significant extent upon a number of key technical and management employees. The ability of the Company to achieve its revenue and operating performance objectives depends in large part on its ability to attract and retain technically qualified and highly skilled engineers, sales, consulting, technical, marketing and management personnel. Such personnel are particularly important to the Company's research and development efforts, and to its growing professional service business, where the Company employs a large number of technical personnel holding advanced degrees and special professional certification. Competition for such personnel is intense and is expected to remain so for the foreseeable future. There can be no assurance the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires, and failure of the Company to retain and increase its key employee population could adversely affect the Company's business and operating results. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in further departures of company personnel, which could have a material adverse effect upon the Company's business operating results and financial condition.

ITEM 2. PROPERTIES

            The Company is headquartered in approximately 13,000 square feet of office space in San Jose, California. The annual rent for this facility is approximately $296,000. The Company has 3 separate facilities with a combined square footage of approximately 73,000 in St. Paul, Minnesota that are occupied by production, research and development, and administration with an annual base rent of $960,000. The Company has a research facility located in Concord, California that occupies 8,000 square feet at an approximate annual cost of $100,000. The Company occupies these premises under leases expiring at various times through the year 2006. Not included in the aforementioned space is 29,500 square feet that has been sublet. In support of its U.S. field sales and professional services organizations the Company also leases 11,000 of office space in Vienna, Virginia; Dallas, Texas; Mountain Lakes, New Jersey; and Seattle, Washington with an approximate annual cost of $324,000. The Company also has foreign offices in London, England; Toronto, Canada; Sydney, Australia; and Munich, Germany, with an approximately annual cost of $306,000.

ITEM 3. LEGAL PROCEEDINGS

            On August 26, 1998, a purported class action complaint was filed in the Delaware Chancery Court in and for New Castle County by Rosalyn Golaine against the Company, certain of its present officers, present directors, and former directors (the "Golaine Action"), alleging that the provisions of the July 24, 1997 shareholder rights plan (the "Plan") permitting only those directors who voted for the Plan (or their designated successors) to redeem the Rights granted therein, violates Delaware law. The complaint in the Golaine Action seeks injunctive relief and damages of an unspecified amount.

            The Company has amended the Plan which will render moot the injunctive relief requested. In November, 1998, the defendants moved to dismiss the Golaine Action. On March 22, 1999, the parties submitted a proposed settlement of the Golaine Action for court approval. The proposed settlement would require the Company to pay up to $100,000 in attorney fees and the costs of notifying the class of the proposed settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            In November, 1998, a Special Meeting of Stockholders was held to amend the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock from 25,000,000 shares to 50,000,000 shares and to ratify and approve the issuance of 16,000 shares of the Company's Series C Preferred Stock pursuant to the Securities Purchase Agreement dated June 30, 1998 by and among the Company and certain investors. Both matters were approved by the Stockholders of the Company. The number of shares of Common Stock outstanding and entitled to vote at the Special Meeting was 16,276,291, and 13,544,869 shares were represented in person or by proxy. The results of the voting on each of the matters presented to Stockholders at the Special Meeting are set forth below:

                                                                                             Broker
                                                   Votes For    Votes Against    Abstain    Non-Vote
                                                   ---------    -------------    -------    --------
Amendment to Company Certificate -
    Increased Number of Common Shares ........... 13,112,464       379,913        52,491          ---
Ratify and Approve Issues of 16,000 shares
    Series C Preferred Stock ....................  9,801,042       468,777        54,216    3,220,833

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

            The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol SCUR. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock on the Nasdaq Stock Market.

                                                 High             Low
                                                 ----             ---
1997
First Quarter .......................           $ 8.88           $5.00
Second Quarter ......................           $ 8.75           $5.00
Third Quarter .......................           $ 8.94           $5.56
Fourth Quarter ......................           $14.69           $9.06

1998
First Quarter .......................           $15.25           $8.00
Second Quarter  .....................           $15.25           $7.75
Third Quarter .......................           $13.63           $6.38
Fourth Quarter ......................           $22.25           $8.88

            As of March 10, 1999, the Company had 463 stockholders of record which includes 1 holder of Exchangeable Shares and approximately 7,220 beneficial holders of its Common Stock.

            The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

            The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements which are not included in this Form 10-K. The consolidated statement of operations for the fiscal years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1995 and 1994 have been restated to give effect to the acquisition of Border Network Technologies, Inc. and Enigma Logic, Inc. in August 1996. The data set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                                   1998             1997            1996             1995             1994
                                                   ----             ----            ----             ----             ----
STATEMENT OF OPERATIONS DATA:
   Revenue:
      Products and services ..............    $ 51,500,000     $ 33,203,000     $ 23,290,000     $ 13,081,000     $  4,051,000
      Advanced Technology
                   contracts .............       9,942,000       13,773,000       16,972,000       14,849,000       13,744,000
                                           ------------------------------------------------------------------------------------
            Total revenue ................      61,442,000       46,976,000       40,262,000       27,930,000       17,795,000
   Gross profit ..........................      40,304,000       28,210,000       21,465,000       13,079,000        7,120,000
   Acquisition costs .....................              --               --       13,069,000               --               --
   Operating income (loss) ...............      (4,933,000)      (5,734,000)     (26,473,000)        (633,000)       1,220,000
   Net income (loss) .....................      (3,262,000)      (4,251,000)     (25,094,000)        (632,000)       1,541,000
    Net income (loss) per share:
                Basic ....................            (.20)            (.27)           (1.76)            (.05)             .17
                Diluted ..................            (.20)            (.27)           (1.76)            (.05)             .17
BALANCE SHEET DATA:
   Working capital .......................    $ 34,017,000     $ 17,175,000     $ 18,886,000     $ 34,292,000     $  1,991,000
   Total assets ..........................      54,348,000       31,054,000       37,775,000       44,261,000        7,727,000
   Long-term debt, less current
       portion and redeemable
       convertible preferred stock .......              --               --               --        1,879,000       10,659,000
   Stockholders' equity (deficit) ........      43,053,000       24,800,000       26,232,000       36,208,000       (5,996,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Secure Computing Corporation ("Secure Computing" or the "Company") designs, develops, markets and sells a comprehensive offering of interoperable, standards-based products for end-to-end network solutions, including firewalls, Web filters, authentication, extranet access control and security related professional services. Today, the Company enables business security solutions through its advanced technologies, professional services and partner programs. The Company's goal is to provide a complete portfolio of integrated enterprise security solutions for corporate networks.

            PRODUCTS AND SERVICES. The Company markets a range of interoperable, standards-based network security products to the global marketplace. The Company's customers include Fortune 500 companies, small branch offices, and government agencies all of whom rely on the Company's suite of network security solutions to maximize their productivity on the Internet without compromising information security. The Company expects that the percentage of its revenues derived from products and related services will increase in future years as the Company increasingly focuses on product sales.

            During 1999, the Company plans to increase its actual spending in selling and marketing and research and development over 1998, however, these expenses will decrease as a percentage of revenue over 1998 levels. The Company expects its actual general and administrative spending to remain at 1998 levels while decreasing as a percentage of revenue over the 1998 levels.

            ADVANCED TECHNOLOGY CONTRACTS. From the time of its organization, the Company has been engaged in research and development of information security technology by acquiring and executing contracts with departments and agencies of the United States government. The Company expects that the percentage of its revenues derived from Advanced Technology contracts will decrease in future years as the Company increasingly focuses on product and services sales.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1998        1997        1996
        -----------------------------------------------------------------------
        Revenue:
           Products and Services                  83.8%       70.7%       57.8%
           Advanced Technology contracts          16.2        29.3        42.2
        -----------------------------------------------------------------------
                    Total revenue                100.0       100.0       100.0
        Cost of revenue                           34.4        39.9        46.7
        -----------------------------------------------------------------------
        Gross profit                              65.6        60.1        53.3
        Operating expenses:
           Selling and marketing                  37.2        43.6        45.8
           Research and development               12.2        18.6        23.8
           General and administrative              8.1         8.2        17.1
           Stock option expense                    3.5         1.9          --
           Restructure expense                    12.7          --          --
           Acquisition costs                        --          --        32.4
        -----------------------------------------------------------------------
                    Total operating expenses      73.7        72.3       119.1
        -----------------------------------------------------------------------
        Operating loss                            (8.1)      (12.2)      (65.8)
        Interest and other income                  0.8         1.1         3.8
        Interest expense                            --          --        (0.3)
        -----------------------------------------------------------------------
        Loss before income taxes                  (7.3)      (11.1)      (62.3)
        Income tax benefit                         2.0         2.1          --
        -----------------------------------------------------------------------
        Net loss                                  (5.3)%      (9.0)%     (62.3)%
        =======================================================================

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997.

            REVENUE. The Company's revenue increased 30.8 percent to $61.4 million in 1998, up from $47.0 million in 1997. Products and services revenue was $51.5 million in 1998, an increase of 55.1 percent over 1997, and was attributable to increased sales of firewall and authentication products and related services as well as increased professional services. The decrease in Advanced Technology contracts revenue in 1998 reflects the continuation of efforts to reduce reliance on government contracts.

            GROSS PROFIT. Gross profit as a percentage of revenue increased to
65.6 percent in 1998 from 60.1 percent in 1997. The increase in 1998 was primarily the result of increased products and services revenue which carries a higher gross margin than government contracts.

            SELLING AND MARKETING. Selling and marketing expenses as a percent of revenue decreased to 37.2 percent in 1998 from 43.6 percent in 1997. The decrease was due primarily to sustained revenue growth resulting from prior year selling and marketing efforts.

            RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of revenue decreased to 12.2 percent in 1998 from 18.6 percent in 1997. The decrease resulted primarily from improved efficiencies due to consolidation of the Company's operations.

            GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percent of revenue decreased to 8.1 percent in 1998 from 8.2 percent in 1997.

            STOCK OPTION COMPENSATION EXPENSE. The stock option compensation expense in 1998 and 1997 reflects vesting by a certain portion of performance based options triggered by stock price targets being met.

            RESTRUCTURE COSTS. In the first quarter of 1998, the Company announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include costs of lease terminations, streamlining its product offerings and reducing the Company's cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of certain facilities.

            INTEREST AND OTHER INCOME. The difference in interest and other income between the periods reflects interest earned in 1998 by the Company on declining cash and investment balances for the first half of the year.

            INCOME TAX BENEFIT. The Company recognized income tax benefits in 1998 and 1997 related to reductions in the valuation allowance against the Company's deferred tax assets. The allowance was reduced based on the Company's estimate of the amount of net operating loss carryforwards more likely than not to be utilized to offset future taxable income. Management believes it is more likely than not that net deferred tax assets, which total $3.6 million at December 31, 1998, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. The Company had total net operating loss carryforwards of approximately $44.4 million at December 31, 1998. Of these carryforwards, $11.4 million relates to stock option exercises. As these deductions are realized, the benefit will not reduce income tax expense, rather it will be recorded as additional paid-in-capital. Of the remaining benefit associated with the carryforwards, approximately $24.0 million had yet to be recognized as a benefit in the statement of operations. However, there can be no assurance that these carryforwards will be available to offset future income tax expense when taxable income is realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996.

            REVENUE. The Company's revenue increased 16.7 percent to $47.0 million in 1997, up from $40.3 million in 1996. Products and services revenue was $33.2 million in 1997, an increase of 42.6 percent over 1996, and was attributable mainly to increased sales of authentication products and related services. The decrease in Advanced Technology contracts revenue in 1997 reflects the continuation of efforts to reduce reliance on government contracts.

            GROSS PROFIT. Gross profit as a percentage of revenue increased to
60.1 percent in 1997 from 53.3 percent in 1996. The increase in 1997 was primarily the result of increased products and services revenue which carries a higher gross margin than government contracts.

            SELLING AND MARKETING. Selling and marketing expenses increased 11.1 percent to $20.5 million in 1997, from $18.4 million in 1996. The increase was due primarily to additions to the Company's sales and marketing staff and higher expenditures for advertising, trade shows and seminars, and product literature.

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

LIQUIDITY AND CAPITAL RESOURCES

            Since its organization, the Company has financed its operations through the issuance of equity securities and notes to stockholders, long-term debt, short-term borrowings and cash generated from operations. The Company's cash and cash equivalents increased by approximately $5.1 million from 1997 to 1998. The increase resulted primarily from $15.3 million of proceeds from the sale of preferred stock and $4.1 million of proceeds from sales of common stock, the proceeds from sales of common stock being primarily from employees upon exercise of stock options. The increase was partially offset by $2.0 million of purchases of capital equipment and $10.9 million of investments in commercial paper. As of December 31, 1998, the Company had working capital of $34.0 million. At December 31, 1998, the Company had available a $5 million line of credit. The Company anticipates using available cash to fund growth in operations, invest in capital equipment and to acquire businesses or license technology or products related to the Company's line of business.

            Capital expenditures for property and equipment were $2.0 million, $2.3 million and $5.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. These expenditures have generally consisted of computer workstations, office furniture and equipment, and leasehold improvements.

            At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

INFLATION

            To date, the Company has not been significantly affected by inflation.

YEAR 2000 COMPLIANCE

            The Company has completed testing of its products and systems and believes that its products and systems sold after December 31, 1998 are and will be Year 2000 compliant. The Company has also verified compliance of third party computer software and hardware utilized by the Company. The Company has not verified Year 2000 compliance of certain semiconductors embedded in other third-party equipment used by the Company, nor has the Company established the costs and risks associated with such third party equipment.

FORWARD LOOKING STATEMENTS

            Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified in "Certain Factors that May Affect Future Results" section of this Form 10-K and those identified below:

      * THE COMPANY EXPECTS THAT THE PERCENTAGE OF ITS REVENUES DERIVED FROM PRODUCTS AND RELATED SERVICES WILL INCREASE IN FUTURE YEARS, AS THE COMPANY INCREASINGLY FOCUSES ON PRODUCT SALES. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development, inability to obtain market acceptances of new products offered by the Company, and introduction of new products by competitors.

      * THE COMPANY EXPECTS THAT THE PERCENTAGE OF ITS REVENUES DERIVED FROM ADVANCED TECHNOLOGY CONTRACTS WILL DECREASE IN FUTURE YEARS, AS THE COMPANY INCREASINGLY FOCUSES ON PRODUCT AND SERVICES SALES. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development, inability to obtain market acceptances of new products offered by the Company, and introduction of new products by competitors.

      * DURING 1999, THE COMPANY PLANS TO INCREASE ITS ACTUAL SPENDING IN SELLING AND MARKETING AND RESEARCH AND DEVELOPMENT OVER 1998, HOWEVER, THESE EXPENSES WILL DECREASE AS A PERCENTAGE OF REVENUE OVER 1998 LEVELS. THE COMPANY EXPECTS ITS ACTUAL GENERAL AND ADMINISTRATIVE SPENDING TO REMAIN AT 1998 LEVELS WHILE DECREASING AS A PERCENTAGE OF REVENUE OVER THE 1998 LEVELS. This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development and also may be affected by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

      * MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $3.6 MILLION AT DECEMBER 31, 1998, WILL BE REALIZED. This expectation depends mainly on the Company maintaining, at current levels, its existing government contract business. If these contracts are terminated or adjusted downward, deferred tax assets will be reduced and a corresponding charge to income tax expense will be recorded.

      * AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions may impact whether the Company has sufficient cash resources to fund its product development and marketing and sales plans for 1999 and early 2000.

      * THE COMPANY HAS NOT VERIFIED YEAR 2000 COMPLIANCE OF CERTAIN SEMICONDUCTORS EMBEDDED IN OTHER THIRD-PARTY EQUIPMENT USED BY THE COMPANY, NOR HAS THE COMPANY ESTABLISHED THE COSTS AND RISKS ASSOCIATED WITH SUCH THIRD PARTY EQUIPMENT. Failure of such third-party equipment to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software and other products which are not Year 2000 compliant. Further, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not have material exposure to quantitative and qualitative market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Incorporated herein by reference is the information under the heading "Election of Directors" and "Section 16(a) Reporting", in the Registrant's Proxy Statement to be filed on or about April 14, 1999. See also
Part I, Item 1 "Executive Officers" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

            Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 14, 1999 under the headings "Election of Directors -- Committees of the Board of Directors and Meeting Attendance", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements", and "Performance Evaluation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Incorporated herein by reference is the information appearing under the heading "Certain Transactions", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 14, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

            1.    Consolidated Financial Statements:
                  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
                     December 31, 1998, 1997 and 1996
                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements
                  Report of Independent Auditors


            2.    Consolidated Financial Statement Schedules:
                  Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the Consolidated Financial Statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)   REPORTS ON FORM 8-K

            A Form 8-K was not filed during the quarter ended December 31, 1998.

(c)   EXHIBITS

            The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

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

------------------------------
(1) Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated August 5, 1996 and filed August 7, 1996 with the Securities and Exchange Commission (File No. 0-27074).
(2) Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed September 12, 1996 (File No. 0-27074).
(3) Incorporated herein by reference to Exhibit 3.1 to the Company's form 10-K filed on March 28, 1996 (File No. 0-27074), as amended pursuant to (i) the Certificate of Designation of Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed on September 12, 1996, (ii) the Certificate of Designation of Series C Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on July 15, 1998, (iii) the Amended and Restated Certificate of Designation of Series B Preferred Stock, incorporated herein by reference to Exhibit 1 to the Company's Form 8-A filed on November 9, 1998, and (iv) the Certificate of Amendment filed with the Delaware Secretary of State of December 11, 1998, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Stated on Form S-8 filed on February 5, 1999.
(4) Incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(5) Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

            4.3         Securities Purchase Agreement dated June 30, 1998(6)
            4.4         Registration Rights Agreement dated June 30, 1998(7)
            4.5         Warrant to purchase shares of Common Stock dated June
                        30, 1998(8)
            4.6         Amended and Restated Rights Agreement dated October 22,
                        1998(9)
            4.7         Amended and Restated 1995 Omnibus Stock Plan(10)
            10.1 Registration Rights Agreement among ITI, Incorporated, GroTech Partners II, L.P., Ideas, Inc. and Bernard Farkas dated July 14, 1989.(11)
            10.2 Purchase Agreement among ITI Incorporated, Grotech Partners II, L.P., Ideas Inc. and Bernard Farkas dated July 14, 1989.(12)
            10.3 Purchase Agreement among ITI Incorporated and Corporate Venture Partners dated December 13, 1989.(13)
            10.4 First Amendment dated December 13, 1989 among ITI, Incorporated, GroTech Partners II, L.P., Ideas, Inc., and Bernard Farkas and Corporate Venture Partners to Registration Rights Agreement among ITI, Incorporated, Grotech Partners II, L.P., Ideas, Inc. and Bernard Farkas dated July 14, 1989.(14)
            10.5        Software Agreement between AT&T Information Systems Inc.
                        and ITI, Incorporated, Agreement No. SOFT-01701, dated April 2, 1990, including Supplement No. 1, UNIX System V Release 3.0, Supplement No. 2 dated August 10, 1990; Sublicensing Agreement between AT&T Information Systems, Inc.; Letter between UNIX System Laboratories, Inc. and ITI, Inc. dated April 15, 1991; Letter Agreement modifying Software Agreement No. SOFT-01701 dated October 22, 1992; and Software Agreement between AT&T Information Systems Inc. and ITI, Incorporated, Agreement No. SOFT-02036, dated July 26, 1991.(15)
            10.6 Agreement and Plan of Merger and Reorganization among ITI Incorporated and Secure Computing Technology Company dated May 29, 1992.(16)

------------------------------
(6) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 1998.
(7) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 1998.
(8) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 1998.
(9) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 9, 1998.
(10) Incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 dated February 5, 1999.
(11) Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(12) Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(13) Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(14) Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(15) Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(16) Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).

            10.7 Secure Computing Corporation Profit Sharing and Retirement Plan--Summary Plan Description dated February 1, 1994.(17)
            10.8 Software License Agreement between Berkeley Software Design, Inc. and Secure Computing Corporation, dated February 7, 1994.(18)
            10.9 Second Amendment to Purchase Agreement among Secure Computing Corporation, GroTech Partners II, L.P., Corporate Venture Partners, L.P., Ideas, Inc. and Bernard Farkas dated September 19, 1994, to Purchase Agreement dated July 14, 1989 among ITI, Incorporated, GroTech Partners II, L.P., Ideas, Inc. and Bernard Farkas.(19)
            10.10 Purchase Agreement between Secure Computing Corporation and FBL Ventures of South Dakota, Inc. dated September 20, 1994.(20)
            10.11 Employment Agreement between Secure Computing Corporation and Jeffrey H. Waxman dated November 4, 1997.(21)
            10.12 Employment Agreement between Secure Computing Corporation and Christine Hughes dated November 8, 1997, including the letter agreement dated November 7, 1996.
                        (22)
            10.13 Employment Agreement between Secure Computing Corporation and Timothy P. McGurran dated August 27, 1996.(23)
            10.14 Employment Agreement between Secure Computing Corporation and Gary D. Taggart dated October 2, 1996.+
            10.15 Employment Agreement between Secure Computing Corporation and Howard Smith dated April 29, 1998.+
            10.16 Employment Agreement between Secure Computing Corporation and Patrick Regester dated October 1, 1998.+
            10.17 Description of Secure Computing Corporation Management Incentive Plan.(24)
            10.18       Secure Computing Corporation Employee Stock Purchase
                        Plan.(25)
            23.1        Consent of Ernst & Young LLP.
            27.0        Financial Data Schedule - 1998.



------------------------------
(17) Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(18) Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(19) Incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(20) Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(21) Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).
(22) Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).
(23) Incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-Q filed on November 14, 1996 (File No. 0-27074).
(24) Incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration Number 33-97838).
(25) Incorporated herein by reference to Exhibit 4.03 to the Company's Registration Statement on Form S-8 (Registration Number 333-114151).
+ Management Contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c of Form 10-K and Item 601 of Regulation S-K).

                          SECURE COMPUTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS
                                                                                          December 31,
                                                                                   -------------------------
                                                                                       1998           1997
                                                                                   -------------------------
CURRENT ASSETS
  Cash and cash equivalents ...................................................    $    9,992     $    4,880
  Investments .................................................................        10,886             --
  Accounts receivable, (net of allowance for doubtful accounts
  of  1998 -- $900; 1997 -- $417) .............................................        19,712         13,553
  Deferred income taxes .......................................................         1,323          2,113
  Inventories .................................................................         2,361          1,123
  Other current assets ........................................................         1,038          1,760
                                                                                   ----------     ----------
       Total current assets ...................................................        45,312         23,429

PROPERTY AND EQUIPMENT
  Equipment ...................................................................         7,261          8,008
  Furniture & fixtures ........................................................         2,059          2,595
  Leasehold improvements ......................................................         1,037          1,301
                                                                                   ----------     ----------
                                                                                       10,357         11,904
  Accumulated depreciation ....................................................        (6,563)        (6,286)
                                                                                   ----------     ----------
                                                                                        3,794          5,618
INTANGIBLE ASSETS (net of accumulated amortization of
1998 -- $522; 1997 $561) ......................................................         1,971          1,221
DEFERRED INCOME TAXES .........................................................         2,277            290
EMPLOYEE NOTES RECEIVABLE .....................................................           481             --
OTHER ASSETS ..................................................................           513            496
                                                                                   ----------     ----------
  TOTAL ASSETS ................................................................    $   54,348     $   31,054
                                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................................    $    3,820     $    2,175
  Accrued payroll liability ...................................................         3,004          1,170
  Other accrued liabilities ...................................................         1,918          1,094
  Deferred revenue ............................................................         2,553          1,815
                                                                                   ----------     ----------
       Total current liabilities ..............................................        11,295          6,254

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share:
       Authorized---2,000,000 shares; issued and outstanding shares --
       December 31, 1998 -- 16,000 and December 31, 1997 - None ...............            --             --
  Common Stock, par value $.01 per share:
       Authorized - 50,000,000 shares; issued and outstanding shares --
       December 31, 1998 -- 16,545,987 and December 31, 1997 -- 15,762,820 ....           165            158
  Additional paid-in capital ..................................................        89,730         68,131
  Accumulated deficit .........................................................       (46,640)       (43,378)
  Accumulated other comprehensive income ......................................          (202)          (111)
                                                                                   ----------     ----------
       Total stockholders' equity .............................................        43,053         24,800
                                                                                   ----------     ----------
       Total liabilities and stockholders' equity .............................    $   54,348     $   31,054
                                                                                   ==========     ==========

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                        1998            1997             1996
                                                --------------------------------------------------
REVENUE
     Products and Services ....................    $     51,500     $     33,203     $     23,290
     Advanced Technology contracts ............           9,942           13,773           16,972
                                                --------------------------------------------------
                                                         61,442           46,976           40,262
COSTS OF REVENUE ..............................          21,138           18,766           18,797
                                                --------------------------------------------------
GROSS PROFIT ..................................          40,304           28,210           21,465

OPERATING EXPENSES
     Selling and marketing ....................          22,835           20,469           18,425
     Research and development .................           7,477            8,736            9,575
     General and administrative ...............           4,965            3,839            6,869
     Stock option expense .....................           2,160              900               --

     Restructure costs ........................           7,800               --               --

     Acquisition costs ........................              --               --           13,069
                                                --------------------------------------------------
                                                         45,237           33,944           47,938
                                                --------------------------------------------------
OPERATING LOSS ................................          (4,933)          (5,734)         (26,473)
     Interest expense .........................              --               --             (129)
     Interest and other income ................             474              506            1,508
                                                --------------------------------------------------
     Loss before income tax benefit ...........          (4,459)          (5,228)         (25,094)
     Income tax benefit .......................          (1,197)            (977)              --
                                                --------------------------------------------------
NET LOSS ......................................    $     (3,262)    $     (4,251)    $    (25,094)
                                                ==================================================

NET LOSS PER SHARE -- BASIC AND DILUTED .......    $      (0.20)    $      (0.27)    $      (1.76)

WEIGHTED AVERAGE SHARES OUTSTANDING--
     BASIC AND DILUTED ........................          16,106           15,480           14,222


                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             Accumulated
                                        Preferred stock       Common stock      Additional     Other                      Total
                                      ------------------  --------------------   paid-in   Comprehensive  Accumulated  stockholders'
                                       Shares    Amount      Shares    Amount     capital      Income        Deficit       equity
                                      --------  --------  ----------  --------  ----------  ----------    ----------    ----------
BALANCE, DECEMBER 31, 1995 ...........      --  $     --  12,542,196  $    125  $   50,116  $       --    $  (14,033)   $   36,208

   Exercise of incentive stock
     options .........................      --        --     426,394         4         991          --            --           995

   Common Stock issued under

     Employee Stock Purchase Plan ....      --        --      34,155        --         277          --            --           277

   Compensation expense on options ...      --        --          --        --         197          --            --           197

   Common Stock issued ...............      --        --   1,142,908        12       6,350          --            --         6,362

   Exercise of Common Stock warrants .      --        --     955,499        10       7,277          --            --         7,287

   Net loss for the year .............      --        --          --        --          --          --       (25,094)      (25,094)
                                      --------  --------  ----------  --------  ----------  ----------    ----------    ----------

BALANCE, DECEMBER 31, 1996 ...........      --        --  15,101,152       151      65,208          --       (39,127)       26,232
   Comprehensive loss

     Net loss for the year ...........      --        --          --        --          --          --        (4,251)       (4,251)

     Foreign currency translation
       adjustment ....................      --        --          --        --          --        (111)           --          (111)
                                                                                                                        ----------
   Total comprehensive loss ..........                                                                                      (4,362)

   Exercise of incentive stock
     options .........................      --        --     552,111         6       1,447          --            --         1,453

   Common Stock issued under

     Employee Stock Purchase Plan ....      --        --     109,557         1         576          --            --           577

   Compensation expense on options ...      --        --          --        --         900          --            --           900
                                      --------  --------  ----------  --------  ----------  ----------    ----------    ----------

BALANCE, DECEMBER 31, 1997 ...........      --        --  15,762,820       158      68,131        (111)      (43,378)       24,800
   Comprehensive loss

     Net loss for the year ...........      --        --          --        --          --          --        (3,262)       (3,262)

     Foreign currency translation
       adjustment ....................      --        --          --        --          --         (91)           --           (91)
                                                                                                                        ----------
   Total comprehensive loss ..........                                                                                      (3,353)

   Exercise of incentive stock
     options .........................      --        --     687,995         6       3,295          --            --         3,301

   Common Stock issued under

     Employee Stock Purchase Plan ....      --        --      95,172         1         799          --            --           800

   Compensation expense on options ...      --        --          --        --       2,160          --            --         2,160

   Preferred Stock issued ............  16,000        --          --        --          --          --        15,345        15,345
                                      --------  --------  ----------  --------  ----------  ----------    ----------    ----------
BALANCE, DECEMBER 31, 1998 ...........  16,000  $     --  16,545,987  $    165  $   89,730  $     (202)   $  (46,640)   $   43,053
                                      ========  ========  ==========  ========  ==========  ==========    ----------    ==========

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Year ended December 31,
                                                                  -------------------------------------------
                                                                        1998           1997           1996
                                                                  -------------------------------------------
OPERATING ACTIVITIES
  Net loss ......................................................    $   (3,262)    $   (4,251)    $  (25,094)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Purchased research and development in process and
         goodwill write-off .....................................            --             --          4,994
     Depreciation ...............................................         1,533          2,373          2,030
     Loss on disposals of property and equipment ................         1,724            159             --
     Loss on disposals of intangible assets .....................           268            731            187
     Amortization ...............................................           325             --             --
     Deferred income tax ........................................        (1,197)        (1,030)           409
     Stock option expense .......................................         2,160            900             --
  Changes in operating assets and liabilities:
     Accounts receivable ........................................        (6,159)        (6,455)        (1,348)
     Inventories ................................................        (1,238)           785         (1,302)
     Other current assets .......................................           722           (485)        (1,315)
     Accounts payable ...........................................         1,645         (1,552)         1,608
     Accrued liabilities and reserves ...........................         2,491         (2,797)         2,009
     Deferred revenue ...........................................           738             60            290
                                                                  -------------------------------------------
         Net cash used in operating activities ..................          (250)       (11,562)       (17,532)

INVESTING ACTIVITIES
     Purchases of investments ...................................       (10,886)            --         (8,645)
     Proceeds from sales of investments .........................            --          5,935          3,000
     Cash paid in purchase of Webster Network Strategies, Inc. ..            --             --           (759)
     Cash paid in purchase of remaining interest in Border
         Network Technologies Europe Ltd. .......................            --             --           (989)
     Purchase of property and equipment .........................        (1,994)        (2,304)        (5,030)
     Increase in intangibles and other assets ...................        (1,842)        (1,238)          (885)
                                                                  -------------------------------------------
         Net cash provided by (used in) investing activities ....       (14,722)         2,393        (13,308)

FINANCING ACTIVITIES
     Payments on notes payable and long-term debt ...............            --             --         (1,943)
     Proceeds from issuance of Preferred Stock ..................        15,345             --             --
     Proceeds from issuance of Common Stock .....................         4,101          2,030         11,989
     Proceeds from sales-lease-back transaction .................           729             --             --
                                                                  -------------------------------------------
         Net cash provided by financing activities ..............        20,175          2,030         10,046

EFFECT OF FOREIGN CURRENCY TRANSLATION ..........................           (91)          (111)            --
                                                                  -------------------------------------------

     Increase (decrease) in cash and cash equivalents ...........         5,112         (7,250)       (20,794)
     Cash and cash equivalents beginning of year ................         4,880         12,130         32,924
                                                                  -------------------------------------------
     Cash and cash equivalents end of year ......................    $    9,992     $    4,880     $   12,130
                                                                  ===========================================

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

            Secure Computing Corporation ("Secure Computing" or the "Company") designs, develops, markets and sells a comprehensive offering of interoperable, standards-based products for end-to-end network solutions, including firewalls, Web filters, authentication, extranet access control and security related professional services. Today, the Company enables business security solutions through its advanced technologies, professional services and partner programs. The Company's goal is to provide a complete portfolio of integrated enterprise security solutions for corporate networks. The Company's principal markets are commercial companies and the United States government for its network security products and the United States government under development contracts.

BASIS OF PRESENTATION

            The consolidated financial statements are presented giving retroactive effect to the Company's 1996 acquisitions of Border Network Technologies Inc. (now known as Secure Computing Canada Ltd.) and Enigma Logic, Inc. which have been accounted for under the pooling of interests method (see
Note 2.). The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

PRODUCTS AND SERVICES

            The Company recognizes product revenues at the time of shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable and collection is probable. The Company has entered into customer support and maintenance agreements with various customers. The Company recognizes the related revenues either ratably as the obligations are fulfilled or upon completion of performance.

            Revenue generated through traditional channels with a right of return for stock balancing and rotations is reduced by a reserve for estimated returns. These reserves are based on estimates made by the Company's management and are subject to change.

ADVANCED TECHNOLOGY  CONTRACTS

            Advanced Technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on the contracts.

            Under its Advanced Technology contracts, the Company bears the risk that increased or unexpected costs required to perform specified services may reduce the Company's profitability. In addition, recoverable expenses billed by the Company for government contracts are subject to review and audit by the Defense Contract Audit Agency, which could result in amounts previously billed being renegotiated. Pursuant to their terms, these contracts are generally also subject to termination at the convenience of the applicable government agency. If the contract is terminated, the Company typically would be reimbursed for its costs to the date of its termination plus the cost of an orderly termination, and paid a portion of the fee.

            At December 31, 1998 and 1997, the Company had deferred revenue of $102 and $144, respectively, related to Advanced Technology contracts.

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

INVENTORIES

            Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost, (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

            Property and equipment are carried at cost. Depreciation is calculated using straight line and accelerated depreciation methods with estimated useful lives ranging from 3 to 10 years.

INTANGIBLE ASSETS

            Intangible assets consist of patents and trademarks and are amortized using the straight-line method over the estimated useful lives of the assets, which range up to ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

            The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

            Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT

            Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

            Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of three years. The Company has capitalized software development costs net of accumulated amortization of $1,304 and $547 at December 31, 1998 and 1997, respectively. Amortization and expense was $366, $682 and $187 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

NET LOSS PER SHARE

            Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share is not presented as the effect of outstanding options, warrants and preferred stock are antidilutive.

COMPREHENSIVE INCOME

            As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

STOCK OPTIONS

            The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" regarding disclosure of pro-forma information for stock compensation. As permitted by Statement No. 123, the Company measures compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2.  ACQUISITIONS (CONTINUED)

                                            SIX MONTHS ENDED JUNE 30, 1996
                  Revenue:                           (UNAUDITED)
                                                  ---------------
                     Secure .................        $  13,438
                     Border .................            4,506
                     Enigma .................            2,478
                                                  ---------------
                  Combined ..................        $  20,422
                                                  ===============
                  Net loss:
                     Secure .................        $  (9,189)
                     Border .................           (4,474)
                     Enigma .................           (2,857)
                                                  ---------------
                  Combined ..................        $ (16,520)
                                                  ===============

            Also in May 1996, the Company acquired the remaining 68% interest it did not own in Border Network Technologies Europe Limited for 40,908 shares Common Stock and $989 in cash. Goodwill of $1,100 that was recorded in this transaction was subsequently expensed as acquisition costs.

3.  INVESTMENTS

            At December 31, 1998, investments consisted of commercial paper with maturities of less than one year. The investments are considered available for sale and are stated at cost plus accrued interest which approximates fair market value.

4.  ACCOUNTS RECEIVABLE

            Approximately 9% of accounts receivable were due from the United States government at December 31, 1998 and 1997. Unbilled accounts receivable from all customers were $2,254 and $644 at December 31, 1998 and 1997, respectively.

            The Company may take various forms of action to manage its receivables such as selling its receivables at a discount to a third party that the Company entered into an agreement with in 1998.

5.  LINE OF CREDIT

            The Company has a $5,000 line of credit agreement with a bank. Borrowings under the line of credit incur interest at the prime rate plus .5%. The line of credit expires in April, 2001. As of December 31, 1998, the line of credit has no borrowings under it.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.  LEASES

            The Company leases office space for all of its locations. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

                               Future Lease                    Net Future Lease
                               Obligations        Subleases       Obligations
                            ---------------- ----------------- ----------------
                       1999    $      2,472     $       (252)     $      2,220
                       2000           2,352             (210)            2,142
                       2001           1,950             (156)            1,794
                       2002           1,900             (168)            1,732
                       2003           1,802             (168)            1,634
                 Thereafter           3,876             (476)            3,400
                            ---------------- ----------------- ----------------
                               $     14,352     $     (1,430)     $     12,922
                            ================ ================= ================

            Rent expense was $1,865, $2,191 and $2,488 for the years ended December 31, 1998, 1997 and 1996, respectively.

            In addition, in February 1998, the Company entered into a sales-lease-back agreement pertaining to certain previously acquired computer equipment and software. Proceeds from the sale were $729, which approximated the assets carrying value. The remaining lease term of approximately thirteen months, with monthly rental payments of $32, results in a remaining future minimum lease obligation of $416.

7.  CAPITAL STOCK

            On November 30, 1998, at a special meeting of Stockholders, an amendment to the Company's Restated Certificate of Incorporation to increase the common shares authorized from 25,000,000 to 50,000,000 was approved. In addition, 16,000 shares of Series C Preferred stock were designated for the June 1998 issuance described below.

PREFERRED STOCK

            In June 1998, the Company sold 16,000 shares of newly issued Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to acquire 174,464 shares of Common Stock to two investors. The exercise price of the warrants is $11.92 per share. The warrants expire on the earlier of June 29, 2001 or the date on which the closing of a consolidations, merger or other business combination of the Company with or into another entity that is not currently an affiliate of the Company. The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

            The Series C Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance. The Series C Preferred is senior to the Company's Series A and Series B Convertible Preferred Stock, should any be issued, and to the Company's Common Stock in respect of the right to receive dividend payments and liquidation preferences. The issuance of the Series C Preferred may result in dilution to existing stockholders.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.  STOCK OPTIONS

            In September 1995, the Board of Directors and the stockholders approved the Company's 1995 Omnibus Stock Plan (the "Stock Plan"). Under the terms of the Stock Plan, key employees and non-employees may be granted options to purchase up to 7,744,131 shares of the Company's Common Stock. The majority of options granted typically have ten year terms and vest annually over three years. In addition, the Company has programs where options are subject to accelerated vesting based on the performance of the Company's stock price over a specified period of time ranging from one to three years.

A summary of changes in outstanding options and common shares reserved under the Plan are as follows:

                                                                                 WEIGHTED
                                        SHARES AVAILABLE         OPTIONS     AVERAGE EXERCISE
                                           FOR GRANT           OUTSTANDING   PRICE PER SHARE
                                       ------------------------------------------------------
Balance at December 31, 1995 .........          372,149         1,251,961     $        2.14
   Shares authorized .................        2,084,570                --                --
   Granted ...........................       (2,397,152)        2,397,152             10.29
   Exercised .........................               --          (426,394)             2.33
   Canceled ..........................          188,188          (188,188)             6.88
                                       ------------------------------------------------------
Balance at December 31, 1996 .........          247,755         3,034,531     $        9.01
   Shares authorized .................        1,300,000                --                --
   Granted ...........................       (3,282,073)        3,282,073              6.44
   Exercised .........................               --          (552,111)             2.71
   Canceled ..........................        1,866,233        (1,866,233)            11.96
                                       ------------------------------------------------------
Balance at December 31, 1997 .........          131,915         3,898,260     $        6.24
   Shares authorized .................        2,500,000                --                --
   Granted ...........................       (1,896,307)        1,896,307             10.41
   Exercised .........................               --          (687,995)             4.86
   Canceled ..........................          859,380          (859,380)             7.91
                                       ------------------------------------------------------
Balance at December 31, 1998 .........        1,594,988         4,247,192     $        7.75
                                       ======================================================

            The following table summarizes information about the stock options outstanding at December 31, 1998:

                                            Options Outstanding                     Options Exercisable
                           ---------------------------------------------------  ---------------------------
                                                                   Weighted-                      Weighted-
                                                 Weighted-          Average                        Average
                                Number       Average Remaining     Exercise         Number        Exercise
Range of Exercise Price      Outstanding      Contactual Life       Price         Exercisable       Price
-----------------------------------------------------------------------------------------------------------
$  .01 - $ 3.02                 158,368          5.0 years         $  1.11          158,368       $  1.11
$ 3.03 - $ 6.05                 139,846          8.1 years            5.51          120,973          5.53
$ 6.06 - $ 9.07               2,398,951          8.1 years            6.35          869,937          6.24
$ 9.08 - $12.10               1,322,179          9.2 years           10.10          329,158          9.88
$12.11 - $15.13                 151,634          9.7 years           13.18            5,514         12.88
$15.14 - $18.15                  33,714          9.9 years           17.00               --            --
$18.16 - $21.18                  42,500          8.7 years           19.02               --            --
-----------------------------------------------------------------------------------------------------------
$  .01 - $21.18               4,247,192          8.4 years         $  7.75        1,483,950       $  6.47
===========================================================================================================

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.  STOCK OPTIONS (CONTINUED)

            Options outstanding under the Stock Plan expire at various dates from 2000 to 2008. The number of options exercisable as of December 31, 1998, 1997 and 1996 were 1,483,950, 693,520, and 1,062,920 at weighted average exercise prices of $6.47, $6.31, $3.32, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 1998, 1997 and 1996 are $8.09, $5.05, and $10.29 and 8.4,
8, and 9.5 years, respectively.

            The Company also has an Executive Stock Option program under which 1,110,000 options are subject to accelerated vesting based on the performance of the Company's stock price over a period ranging from one to three years. The number of options exercisable under this program, as of December 31, 1998 was 500,000 of which 180,000 have an exercise price of $6.125 and 320,000 have an exercise price of $10.25. For the year ended December 31, 1998 and 1997, the Company recognized $2,160 and $900 respectively, of compensation expense related to the accelerated vesting of options under this program.

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

            Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company's Common Stock of 1.00, .80, .80; and a weighted average expected life of the option of 5 years.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                                1998        1997        1996
                                            ------------------------------------

Pro forma net loss                           $(10,739)    $(9,105)    $(30,217)
                                            ====================================

Pro forma basic and diluted loss per share      $(.67)      $(.59)      $(2.12)
                                            ====================================

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

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.  INCOME TAXES

            The Company's income tax benefit for the year ended December 31, 1998 consists of a deferred benefit of $1,197. The tax benefit of $977 for the year ended December 31, 1997 represents current foreign income taxes of $53 and a deferred federal benefit of $1,030.

            The effective tax rate differs from the statutory tax rate primarily as a result of the following:

                                                    YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1998          1997          1996
                                         ---------------------------------------

Income taxes at statutory rate ........   $  (1,516)    $  (1,778)    $  (8,785)
State taxes, net of federal benefit ...        (150)         (223)       (1,255)
Foreign taxes .........................          --          (180)           --
Change in valuation allowance .........         440        (1,110)        5,539
Non-deductible acquisition costs ......          --            --         4,470
Other .................................          29            94            31
                                         ---------------------------------------
Income tax benefit ....................   $  (1,197)    $    (977)    $      --
                                         =======================================


            Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                              DECEMBER 31,
                                                       -------------------------
                                                           1998          1997
                                                       -------------------------
Deferred tax assets:
   Accrued liabilities ...............................  $     465     $     492
   Stock option compensation expense .................      1,224           360
   Contract loss reserve .............................         23            70
   Payroll liabilities ...............................        149           187
   Tax over book amortization ........................       (463)         (124)
   Book over tax depreciation ........................        171           114
   Income tax credits ................................        478           478
   Net operating loss carryforward ...................     17,754        15,675
                                                       -------------------------
Total deferred tax assets before valuation allowance .     19,801        17,252
Less valuation allowance .............................    (16,201)      (14,849)
                                                       -------------------------
Net deferred tax assets ..............................  $   3,600     $   2,403
                                                       =========================

            SFAS 109 "Accounting for Income Taxes" requires the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management believes it is more likely than not that the net deferred tax assets of $3,600 at December 31, 1998 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  INCOME TAXES (CONTINUED)

            At December 31, 1998, the Company had net operating loss carryforwards (NOL) of $44,400 which are available to offset taxable income through 2013. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $11,400 related to stock option exercises. These deductions currently have a full valuation allowance and, when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in-capital.

            Federal income taxes were not paid in 1998, 1997 or 1996.

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

            The Company recognized expense for contributions to the plans as follows:

                                             YEAR ENDED DECEMBER 31,
                                         -----------------------------
                                            1998      1997      1996
                                         -----------------------------

Defined contribution plan (401K) ......    $  275    $   50    $   61
Voluntary contribution plans ..........        --        --       367
                                         -----------------------------
                                           $  275    $   50    $  428
                                         =============================


11.  FOREIGN SALES

            Sales to foreign customers accounted for 24%, 32% and 21% of total revenue in the years ended December 31, 1998, 1997 and 1996, respectively.

12.  CONTINGENCIES

            The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on the financial position of the Company.

13.  RESTRUCTURING

            Early in 1998, the Company announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7,800 to account for these actions, which include costs of lease terminations, streamlining its product offerings and reducing the Company's cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of three North American facilities.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13.  RESTRUCTURING (CONTINUED)

            Asset impairment and restructuring costs for the year ended December 31, 1998, are as follows:

                                                 Total         Cash         Write-       Accrued
Costs Related To:                               Charges      Payments       Downs          Cost
-------------------------------------------------------------------------------------------------
Compensation costs for severance and
       other termination benefits .......      $  1,276      $  1,276      $     --      $     --

Consulting and legal costs ..............           679           679            --            --
Write-off of property, plant and
       equipment ........................         1,764            --         1,764            --

Write-off of other assets ...............           713            --           713            --

Lease termination costs .................           745           745            --            --

Facility reconfigurations ...............           723           105            --           618

Employee relocations ....................           358           358            --            --

Canceled contracts ......................           536           300           236            --

Additional travel .......................           196           196            --            --

Other charges ...........................           810           810            --            --
                                            -----------------------------------------------------
     Total Costs ........................      $  7,800      $  4,469      $  2,713      $    618
                                            =====================================================

            As of December 31, 1998, approximately 45 employee terminations were related to restructuring actions. Accrued restructuring at December 31, 1998 totaled approximately $618, which is considered adequate to cover the facilities related costs which remain as a result of the 1998 restructuring plan. The Company's management believes that these costs will be complete by the end of the second quarter in 1999.

14.  SEGMENT INFORMATION

            The Company has two reportable segments consisting of Products and Services and Advanced Technology. The Company's Products and Services segment markets a range of interoperable, standards-based network security products and services to the global marketplace including customers from Fortune 500 companies, small branch offices, and government agencies. The Company's Advanced Technology segment engages in research and development of information security technology by acquiring and executing contracts with departments and agencies of the United States government. Cash, investments, deferred tax assets, merger related intangibles, general and administrative expenses, acquisition costs and stock option compensation costs cannot be readily identified to the two business segments, therefore, they are presented separately in a Corporate segment.

            The Company evaluates segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". Revenue is recognized at time of shipment and/or when performance of services are complete for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


14.  SEGMENT INFORMATION (CONTINUED)

            The Company's reportable segments are business units that offer distinct product and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

            Significant components of the Company's segments are as follows:


YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------
                                              Products and      Advanced
                                                Services       Technology
                                                Segment          Segment          Corporate           Total
--------------------------------------------------------------------------------------------------------------
Revenues from external customers .......      $    51,500      $     9,942       $        --       $    61,442
Restructuring charge ...................               --               --             7,800             7,800
Depreciation expense ...................            1,241              273                19             1,533
Segment gross profit ...................           37,174            3,130                --            40,304
Segment operating income/(loss) ........           10,689             (697)          (14,925)           (4,933)
Interest income ........................               --               --               474               474
Segment assets .........................           27,594            2,227            24,527            54,348
Expenditures for long lived assets .....            3,674              137                25             3,836
--------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------
                                              Products and      Advanced
                                                Services       Technology
                                                Segment          Segment          Corporate           Total
--------------------------------------------------------------------------------------------------------------
Revenues from external customers .......      $    33,202      $    13,773       $        --       $    46,976
Depreciation expense ...................            1,533              809                31             2,373
Segment gross profit ...................           24,033            4,177                --            28,210
Segment operating income/(loss) ........            1,267           (2,262)           (4,739)           (5,734)
Interest income ........................               --               --               506               506
Segment assets .........................           20,906            2,720             7,428            31,054
Expenditures for long lived assets .....            3,166              346                30             3,542
--------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------
                                              Products and      Advanced
                                                Services       Technology
                                                Segment          Segment          Corporate           Total
--------------------------------------------------------------------------------------------------------------
Revenues from external customers .......      $    23,290      $    16,972       $        --       $    40,262
Depreciation expense ...................            1,030              958                42             2,030
Segment gross profit ...................           17,231            4,234                --            21,465
Segment operating income/(loss) ........            1,034           (7,569)          (19,938)          (26,473)
Interest income ........................               --               --             1,508             1,508
Segment assets .........................           12,412            4,701            19,662            36,775
Expenditures for long lived assets .....            3,451            2,364               100             5,915
--------------------------------------------------------------------------------------------------------------

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


14.  SEGMENT INFORMATION (CONTINUED)

            International sales accounted for 24%, 32% and 21% of total revenue for the years 1998, 1997 and 1996 respectively. Major foreign markets for the Company's products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, the Company has independent channel partners who are responsible for marketing, selling and supporting the Company's products to resellers and end-users within their defined territories.

The following table summarizes information about the Company's international and domestic sales and operations:

                                             YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                          1998         1997         1996
---------------------------------------------------------------------------

Revenues:
   United States sales ............    $  46,464    $  31,944    $  31,683
   International sales ............       14,978       15,032        8,579
                                    ---------------------------------------
                                       $  61,442    $  46,976    $  40,262
                                    =======================================
Identifiable Assets:
   United States operations .......    $  53,463    $  28,905    $  32,259
   International operations .......          885        2,149        4,516
                                    ---------------------------------------
                                       $  54,348    $  31,054    $  36,775
                                    =======================================

15.  RELATED PARTY TRANSACTIONS

            In 1998, the Company relocated several key employees to California. To mitigate cost of living differences, the Company provided interest free loans totaling $481 to these employees. These loans are to be repaid within five years of the date of issuance.

            In January 1998, the Company agreed to guarantee a bank loan to the Company's Chairman and Chief Executive Officer, in an amount of $250, which guarantee expired upon the payment of bonuses by the Company in 1998.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 29, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SECURE COMPUTING CORPORATION

Date: March 23, 1999       By /s/ Jeffrey H. Waxman
                           Jeffrey H. Waxman
                           Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on March 23, 1999.

Signature                           Title

 /s/ Jeffrey H. Waxman              Chairman and Chief Executive Officer
------------------------------      (Principal Executive Officer)
Jeffrey H. Waxman

 /s/ Timothy P. McGurran            Senior Vice President of Operations, Chief
------------------------------      Financial Officer
Timothy P. McGurran                 (Principal Financial and Accounting Officer)

 /s/ Betsy Atkins                   Director
------------------------------
Betsy Atkins

 /s/ Robert J. Frankenberg          Director
------------------------------
Robert J. Frankenberg

 /s/ Stephen M. Puricelli           Director
------------------------------
Stephen M. Puricelli

 /s/ Eric P. Rundquist              Director
------------------------------
Eric P. Rundquist

 /s/ Alexander Zakupowsky, Jr.       Director
------------------------------
Alexander Zakupowsky, Jr.

                          SECURE COMPUTING CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   Additions
                                                  Balance at       Charged to
                                                  Beginning        Costs and            Less            Balance at
Description                                        of Year         Expenses          Deductions        End of Year
-----------                                       --------         ---------         ----------        -----------
Year ended December 31, 1998:
  Contract loss reserves ................      $    176,000      $         --      $   (118,000)      $     58,000
  Warranty reserves .....................            30,000                --                --             30,000
  Sales return allowance ................                --           527,000                --            527,000
  Allowance for doubtful accounts .......           417,000         1,152,000          (669,000)           900,000
  Inventory reserve .....................            50,000            67,000                --            117,000
  Restructure reserve ...................                --         7,800,000        (7,182,000)           618,000
                                             =======================================================================
      Total .............................      $    673,000      $  9,546,000      $ (7,969,000)      $  2,250,000
                                             =======================================================================

Year ended December 31, 1997:
  Contract loss reserves ................      $    250,000      $         --      $    (74,000)      $    176,000
  Warranty reserves .....................            65,000                --           (35,000)            30,000
  Sales return allowance ................           120,000                --          (120,000)                --
  Allowance for doubtful accounts .......           290,000           179,000           (52,000)           417,000
  Inventory reserve .....................           150,000            60,000          (160,000)            50,000
                                             =======================================================================
      Total .............................      $    875,000      $    239,000      $   (441,000)      $    673,000
                                             =======================================================================

Year ended December 31, 1996:
  Contract loss reserves ................      $    250,000      $         --      $         --       $    250,000
  Warranty reserves .....................           120,000            35,000           (90,000)            65,000
  Sales return allowance ................            70,000            50,000                --            120,000
  Allowance for doubtful accounts .......           131,000           462,000          (303,000)           290,000
  Inventory reserve .....................                --           150,000                --            150,000
                                             =======================================================================
      Total .............................      $    571,000      $    697,000      $   (393,000)      $    875,000
                                             =======================================================================