Form 10-Q
period 1999-03-31
SECURE COMPUTING CORP
filed 1999-05-12
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

                         Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               52-1637226
   -----------------------------------              -------------------
     (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization)                identification no.)


      One Almaden Blvd., Suite 400
               San Jose, CA                                95113
   -----------------------------------              -------------------
(Address of principal executive offices)                (Zip code)


                                 (408) 918-6100
              ----------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]     No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 17,435,571 issued and outstanding as of May 6, 1999, which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
            December 31, 1998...........................................................      3

         Condensed Consolidated Statements of Operations (Unaudited) for the three
            months ended March 31, 1999 and 1998........................................      4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
            months ended March 31, 1999 and 1998........................................      5

         Notes to the Condensed Consolidated Financial Statements (Unaudited)...........      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................. 7 - 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................     10



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................     11

Item 2.  Changes in Securities..........................................................     11

Item 3.  Defaults upon Senior Securities................................................     11

Item 4.  Submission of Matters to a Vote of Security Holders............................     11

Item 5.  Other Information..............................................................     12

Item 6.  Exhibits and Reports on Form 8-K...............................................     12

         Signatures.....................................................................     13

                          PART 1. Financial Information

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                       (In thousands except share amounts)

                                                                 March 31,    December 31,
                                                                   1999           1998
                                                                 --------       --------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $  8,596       $  9,992
   Investments                                                      8,894         10,886
   Accounts receivable, net                                        16,867         19,712
   Inventories                                                      3,521          2,361
   Other current assets                                             2,376          2,361
                                                                 --------       --------
      Total current assets                                         40,254         45,312

PROPERTY AND EQUIPMENT, NET                                         3,793          3,794

OTHER ASSETS                                                        5,483          5,242
                                                                 --------       --------
                                                                 $ 49,531       $ 54,348
                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other accrued liabilities                $  6,144       $  8,742
   Deferred revenue                                                 2,399          2,553
                                                                 --------       --------
      Total current liabilities                                     8,543         11,295

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01; 2,000,000 shares
      authorized, none issued and outstanding                          --             --

   Common Stock, par value $.01; 25,000,000 shares
      authorized; issued and outstanding - March 31, 1999--
      16,975,353 and December 31, 1998--16,545,987                    170            165
   Additional paid-in capital                                      97,362         89,730
   Accumulated deficit                                            (56,374)       (46,640)
   Foreign currency translation                                      (170)          (202)
                                                                 --------       --------
      Total stockholders' equity                                   40,988         43,053
                                                                 --------       --------
                                                                 $ 49,531       $ 54,348
                                                                 ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              Three months ended March 31,
                                                 1999              1998
                                               --------------------------
Revenue:
   Products and Services                       $  6,567          $ 10,265
   Advanced Technology contracts                  1,663             2,510
                                               --------          --------

                                                  8,230            12,775
Cost of revenue                                   4,656             4,251
                                               --------          --------
Gross profit                                      3,574             8,524

Operating expenses:
   Selling and marketing                          5,360             5,811
   Research and development                       2,219             1,902
   General and administrative                     1,162               775
   Restructure costs                                 --             7,800
   Stock option expense                           4,740                --
                                               --------          --------
                                                 13,481            16,288
                                               --------          --------
Operating loss                                   (9,734)           (7,764)

Net interest income                                 173                42
                                               --------          --------
Loss before income taxes                         (9,734)           (7,722)

Income tax benefit                                   --               357
                                               --------          --------
Net loss                                       $ (9,734)         $ (7,365)
                                               ========          ========

Net loss per share - basic and diluted         $   (.58)         $   (.46)
                                               ========          ========

Weighted average shares outstanding              16,680            15,883
                                               ========          ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                            (UNAUDITED, IN THOUSANDS)

                                                                 Three months ended March 31,
                                                                    1999             1998
                                                                  -------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $(5,572)         $(1,368)

INVESTING ACTIVITIES
   Proceeds from sales of investments                               1,992               --
   Purchase of property and equipment                                (365)            (575)
   Increase in intangibles and other assets                          (380)            (472)
                                                                  -------          -------
      Net cash provided by (used in) investing activities           1,247           (1,047)

FINANCING ACTIVITIES
   Proceeds from sales lease back transaction                          --              730
   Proceeds from issuance of Common Stock                           2,897              889
                                                                  -------          -------
      Net cash provided by financing activities                     2,897            1,619

EFFECT OF  FOREIGN CURRENCY TRANSLATION                                32               97
                                                                  -------          -------
   Decrease in cash and cash equivalents                           (1,396)            (699)
   Cash and cash equivalents beginning of period                    9,992            4,880
                                                                  -------          -------
   Cash and cash equivalents at end of period                     $ 8,596          $ 4,181
                                                                  =======          =======

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. ORGANIZATION

            Secure Computing Corporation ("Secure Computing" or the "Company") designs, develops, markets and sells a comprehensive offering of interoperable, standards-based products for end-to-end network solutions, including firewalls, Web filters, authentication, extranet access control and security related professional services. Today, the Company enables business security solutions through its advanced technologies, professional services and partner programs. The Company's goal is to provide a complete portfolio of integrated enterprise security solutions for corporate networks. The Company's principal markets are the United States government and commercial companies for its network security products and the United States government under development contracts.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying condensed consolidated financial statements have been prepared by Secure Computing without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company's Annual 10-K Report for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

3. SIGNIFICANT ACCOUNTING POLICIES

            As of January 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1999 and 1998, total comprehensive income amounted to ($9,702) and ($7,268) respectively.

4. STOCK OPTION EXPENSE

            The Company has an Executive Stock Option program under which 1,110,000 options are subject to accelerated vesting based on the performance of the Company's stock price over a period ranging from one to three years. As of March 31, 1999, the number of options exercisable under this program was 860,000 of which 380,000 have an exercise price of $6.125 and 480,000 have an exercise price of $10.25. For the quarter ended March 31, 1999 the Company recognized $4,740 of compensation expense related to the accelerated vesting of options under this program.

                          SECURE COMPUTING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

            The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extend and timing of future revenues and expenses and customer demand.

            All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, as well as the factors identified in Forward Looking Statements below.


RESULTS OF OPERATIONS

            REVENUE. The Company's revenue decreased 35.6 percent to $8,230,000 for the first quarter of 1999 down from $12,775,000 in the same period of 1998. Products and services revenue was $6,567,000 for the quarter, a decrease of 36.0 percent over 1998, and reflects the slippage in timing of several large transactions. The Company expects quarterly revenue from products and services for the remainder of 1999 to increase from the first quarter of 1999. Advanced Technology contract revenue was $1,663,000 for the quarter, a decrease of 33.7 percent from 1998, which reflects a reduced focus on government contract business that does not complement the Company's products and services offerings. The Company expects quarterly revenue from government contracts for the remainder of 1999 to increase slightly from the first quarter of 1999. This increase is primarily the result of expected contract awards.

            GROSS PROFIT. Gross profit as a percentage of revenue decreased from
66.7 percent in the first quarter of 1998 to 43.4 percent in 1999. The decrease resulted mainly from reduced volumes and relatively fixed manufacturing and amortization costs. The Company believes that gross profit will trend higher for the remainder of the year as revenues increase.

            SELLING AND MARKETING. Selling and marketing expense decreased 7.8 percent to $5,360,000 in the first quarter of 1999, a decrease from $5,811,000 in the same period of 1998. As a percentage of revenue, selling and marketing expense was 65.1 percent for the quarter compared to 45.5 percent in the same period of 1998. The decreased spending levels resulted primarily from reduced commissions from reduced sales. The Company expects selling and marketing expense levels to increase in proportion to the increase in revenues for the rest of 1999.

            RESEARCH AND DEVELOPMENT. Research and development expense increased by 16.7 percent to $2,219,000 in the first quarter of 1999 from $1,902,000 in the same period of 1998. As a percentage of revenue, research and development expense was 27.0 percent for the quarter compared to 14.9 percent in 1998. The increase resulted primarily from increased investment in quality assurance activities. The Company expects that research and development expenses for the rest of 1999 will remain at levels comparable to those of the first quarter of 1999.

            GENERAL AND ADMINISTRATIVE. General and administrative expense increased 49.9 percent to $1,162,000 in the first quarter of 1999, from $775,000 in the same period of 1998. As a percentage of revenue, general and administrative expenses were 14.1 percent for the first quarter of 1999 compared to 6.1 percent for the first quarter of 1998. The Company expects the quarterly general and administrative expenses for the rest of 1999 to remain at levels comparable to those of the first quarter of 1999.

            RESTRUCTURE COSTS. In the first quarter of 1998, the Company recorded a pre-tax expense of $7.8 million to account for restructuring activities which included streamlining its product offerings and reducing the unit's cost structure and the closing of certain facilities. The Company completed these efforts in early 1999.

            NET INTEREST INCOME. Net interest income was $173,000 in the first quarter of 1999, an increase from $42,000 in the same period of 1998. The increase reflects higher cash and investment balances in 1999 as compared to 1998.

            INCOME TAXES. The Company did not recognize an income tax benefit in the first quarter of 1999 compared to an income tax benefit of $357,000 in 1998. Management believes it is more likely than not that deferred tax assets, which total $3,600,000 at March 31, 1999, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash, cash equivalents and short term investments decreased by $3,388,000 from December 31, 1998 to March 31, 1999. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment, which was partially offset by proceeds from stock option exercises. As of March 31, 1999, the Company had working capital of $31.7 million as well as an unused $5 million line of credit. The Company anticipates using available cash to fund growth in operations, invest in capital equipment, acquire businesses or license technology or products related to the Company's line of business, and provide for restructuring activities.

            Capital additions in the first three months of 1999 were $365,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $1,200,000 throughout the remainder of 1999 mainly for computer equipment and facilities upgrades.

            At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.


YEAR 2000 COMPLIANCE

            The Company has completed testing of its products and systems and believes that its products and systems sold after December 31, 1998 are and will be Year 2000 compliant. For non-compliant products introduced prior to this date, we have provided customers with a migration path in the form of an update/upgrade option. The Company has also verified compliance of third party computer software and hardware utilized by the Company. The Company has not verified Year 2000 compliance of certain semiconductors embedded in other third-party equipment used by the Company, nor has the Company established the costs and risks associated with such third party equipment.

            Since the Company's Year 2000 compliance verification efforts are virtually complete, the estimated future expenditures for compliance activities are insignificant. The Company does not have any contingency plans nor does it plan on developing one at this time.


FORWARD LOOKING STATEMENTS

            Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

o THE COMPANY EXPECTS QUARTERLY REVENUE FROM PRODUCTS AND SERVICES FOR THE REMAINDER OF 1999 TO INCREASE FROM THE FIRST QUARTER OF 1999. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development and inability to obtain market acceptance of new products offered by the Company, and introduction of products by competitors.

o THE COMPANY EXPECTS QUARTERLY REVENUE FROM GOVERNMENT CONTRACTS FOR THE REMAINDER OF 1999 TO INCREASE SLIGHTLY FROM THE FIRST QUARTER OF 1999. THIS INCREASE IS PRIMARILY THE RESULT OF EXPECTED CONTRACT AWARDS. Meeting this expectation depends upon the Company's ability to achieve a higher level of government contract revenue, which may not occur for a variety of reasons, including an inability to staff engineers to its current contract requirements or customer delays or cancellations of contract awards.

o THE COMPANY BELIEVES THAT GROSS PROFIT WILL TREND HIGHER FOR THE REMAINDER OF THE YEAR AS REVENUES INCREASE. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development and inability to obtain market acceptance of new products offered by the Company, and introduction of products by competitors.

o THE COMPANY EXPECTS SELLING AND MARKETING EXPENSE LEVELS TO INCREASE IN PROPORTION TO THE INCREASE IN REVENUES FOR THE REST OF 1999. This expectation depends on the Company maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

o THE COMPANY EXPECTS THAT RESEARCH AND DEVELOPMENT EXPENSES FOR THE REST OF 1999 WILL REMAIN AT LEVELS COMPARABLE TO THOSE OF THE FIRST QUARTER OF 1999. This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development and also may be affected by current plans for a full scale product marketing and branding campaign being curtailed or delayed or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

o THE COMPANY EXPECTS THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSES FOR THE REST OF 1999 TO REMAIN AT LEVELS COMPARABLE TO THOSE OF THE FIRST QUARTER OF 1999. This expectation depends on the Company maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

o MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $3,600,000 AT MARCH 31, 1999, WILL BE REALIZED. This expectation depends primarily on the Company maintaining, at current levels, its existing government contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

o AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT ITS EXISTING CASH AND CASH EQUIVALENTS ARE SUFFICIENT TO MEET THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH AT LEAST THE NEXT 12 MONTHS. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions may impact whether the Company has sufficient cash resources to fund its product development and marketing and sales plans for the remainder of 1999.

o SINCE THE COMPANY'S YEAR 2000 COMPLIANCE VERIFICATION EFFORTS ARE VIRTUALLY COMPLETE, THE ESTIMATED FUTURE EXPENDITURES FOR COMPLIANCE ACTIVITIES ARE INSIGNIFICANT. Failure of third-party equipment to operate properly in the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The company has verified Year 2000 compliance with third party suppliers of the components used in its products, however, the company has limited or no control over the actions of these third-party suppliers. The failure of these suppliers to properly address their internal systems and components could cause a material disruption to the Company's business.

      The business, operating results and financial condition of the Company's customers could be adversely affected to the extent they utilize third-party software and other products that are not Year 2000 compliant. The Company does not have nor is it possible to obtain any insurance policy providing material coverage for potential injuries or damages related to or caused by the Year 2000 issue.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not have material exposure to quantitative and qualitative market risks because it does not own any risk sensitive financial instruments.

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against the Company, and certain of its officers and directors. Each complaint alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of November 10, 1998 - March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount.

            There has been no discovery to date and no trial is scheduled in any of these actions. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

            There has been no discovery to date and no trial is scheduled in any of these actions. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

            On August 26, 1998, a purported class action complaint was filed in the Delaware Chancery Court in and for New Castle County by Rosalyn Golaine against the Company, certain of its present officers, present directors, and former directors (the "Golaine Action"), alleging that the provisions of the July 24, 1997 shareholder rights plan (the "Plan") permitting only those directors who voted for the Plan (or their designated successors) to redeem the Rights granted therein, violated Delaware law. The complaint in the Golaine Action seeks injunctive relief and damages of an unspecified amount.

            The Company has amended the Plan which will render moot the injunctive relief requested. In November, 1998, the defendants moved to dismiss the Golaine Action. On March 22, 1999, the parties submitted a proposed settlement of the Golaine Action for court approval. The proposed settlement would require the Company to pay up to $100,000 in attorney fees and the costs of notifying the class of the proposed settlement. A hearing on the proposed settlement has been scheduled for June 8, 1999.

ITEM 2.  CHANGES IN SECURITIES

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            See proxy statement of the Company dated April 14, 1999, as filed with the Commission on April 15, 1999.

ITEM 5.  OTHER INFORMATION

     On May 3, 1999, the Company announced that John McNulty has joined the company as President and Chief Operating Officer and has been appointed to serve on the Board of Directors. Mr. McNulty, 52, has over thirty years experience in the hi-tech industry, most recently serving as Senior Vice President Sales, Services, and Business Development at Genesys Telecommunications Labs, a leading independent software company in the computer telephony integration environment. Previously, Mr. McNulty was with Intel Corporation, where in his latest position he was Director of Marketing and Business Development for the Enterprise Server Group, which he launched. He also served as General Manager of Intel's Commercial Memory and Micro Systems division. Mr. McNulty has also been President and CEO of Integrated Solutions, Inc. and Rose Communications.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

            The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999:
            10.1        Employment Agreement between Secure Computing
                        Corporation and John E. McNulty dated May 3, 1999.
            27          Financial Data Schedule

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



                                     SECURE COMPUTING CORPORATION


DATE: May 12, 1999                   By: /s/ Timothy P. McGurran
                                         --------------------------------------
                                         Timothy P. McGurran,
                                            Senior Vice President of Operations
                                               and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                    DESCRIPTION                             PAGE
-------                    -----------                             ----

 10.1     Employment Agreement between Secure Computing
          Corporation and John E. McNulty dated
          May 3, 1999.                                      FILED ELECTRONICALLY

 27       Financial Data Schedule                           FILED ELECTRONICALLY