Form 10-Q
period 1999-06-30
SECURE COMPUTING CORP
filed 1999-08-13
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 1999

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From ___________ to __________.

Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 52-1637226
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                  identification no.)


       One Almaden Blvd., Suite 400
              San Jose, CA                                   95113
      -------------------------------                    -------------
 (Address of principal executive offices)                  (Zip code)

                                 (408) 918-6100
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|    No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 20,807,414 issued and outstanding as of August 10, 1999, which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets  as of June 30, 1999
            (Unaudited) and December 31, 1998.............................     3

         Condensed Consolidated Statements of Operations (Unaudited)
            for the three months ended June 30, 1999 and 1998.............     4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended June 30, 1999 and 1998.............     5

         Notes to the Condensed Consolidated Financial Statements
            (Unaudited)...................................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................  7-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    11





PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    12

Item 2.  Changes in Securities............................................    12

Item 3.  Defaults upon Senior Securities..................................    12

Item 4.  Submission of Matters to a Vote of Security Holders..............    13

Item 5.  Other Information................................................    13

Item 6.  Exhibits and Reports on Form 8-K.................................    13

         Signatures ......................................................    14

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           JUNE 30,       DECEMBER 31,
                                                                             1999             1998
                                                                         ------------     ------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                       $      2,329     $      9,992
         Investments                                                            8,905           10,886
         Accounts receivable, net                                               9,792           19,712
         Deferred income taxes                                                    187            1,323
         Inventories                                                              658            2,361
         Other current assets                                                   1,550            1,038
                                                                         ------------     ------------
                Total current assets                                           23,421           45,312

PROPERTY AND EQUIPMENT, NET                                                     3,527            3,794

OTHER ASSETS                                                                    4,848            5,242
                                                                         ------------     ------------
                TOTAL ASSETS                                             $     31,796     $     54,348
                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                $      3,401     $      3,802
         Accrued payroll liability                                              1,851            3,004
         Other accrued liability                                                2,707            1,918
         Deferred revenue                                                       2,328            2,553
                                                                         ------------     ------------
                TOTAL CURRENT LIABILITIES                                      10,287           11,295

STOCKHOLDERS' EQUITY
         Preferred Stock, par value $.01; 2,000,000 shares
                authorized, 11,950 issued and outstanding                          --               --
         Common Stock, par value $.01; 50,000,000 shares
                authorized; issued and outstanding -- June 30, 1999 --
                18,079,594 and December 31, 1998 -- 16,545,987                    181              165
         Additional paid-in capital                                            97,596           89,730
         Accumulated deficit                                                  (76,046)         (46,640)
         Foreign currency translation                                            (222)            (202)
                                                                         ------------     ------------
                TOTAL STOCKHOLDERS' EQUITY                                     21,509           43,053
                                                                         ------------     ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     31,796     $     54,348
                                                                         ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

               (Unaudited, in thousands except per share amounts)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                          1999           1998          1999           1998
                                       -------------------------    -------------------------
Products and services revenue          $    4,763     $   11,755    $   11,329     $   22,020
Advanced Technology contracts                 747          2,770         2,410          5,280
                                       ----------     ----------    ----------     ----------
                                            5,510         14,525        13,739         27,300

Cost of revenue                             8,226          5,175        12,882          9,426
                                       ----------     ----------    ----------     ----------
Gross profit                               (2,716)         9,350           857         17,874

Operating expenses:
     Selling and marketing                  9,912          5,716        15,272         11,527
     Research and development               2,955          1,838         5,173          3,740
     General and administrative             3,317          1,102         4,479          1,877
     Restructure costs                         --             --            --          7,800
     Stock option expense                      --             --         4,740             --
                                       ----------     ----------    ----------     ----------
                                           16,184          8,656        29,664         24,944

                                       ----------     ----------    ----------     ----------
Operating income/(loss)                   (18,900)           694       (28,807)        (7,070)

Net interest income                           128             15           301             57
                                       ----------     ----------    ----------     ----------
Income/(loss) before income taxes         (18,772)           709       (28,506)        (7,013)

Income tax (expense)/benefit                 (900)           260          (900)           617
                                       ----------     ----------    ----------     ----------
Net income/(loss)                      $  (19,672)    $      969    $  (29,406)    $   (6,396)
                                       ==========     ==========    ==========     ==========

Basic earnings(loss) per share         $    (1.11)    $     0.06    $    (1.71)    $    (0.40)
                                       ==========     ==========    ==========     ==========

Weighted average shares outstanding        17,744         16,038        17,203         15,945
                                       ==========     ==========    ==========     ==========

Diluted earnings(loss) per share       $    (1.11)    $     0.06    $    (1.71)    $    (0.40)
                                       ==========     ==========    ==========     ==========

Weighted average common shares
     and equivalents outstanding           17,744         17,471        17,203         15,945
                                       ==========     ==========    ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                            (UNAUDITED, IN THOUSANDS)

                                                                  Six months ended June 30,
                                                                    1999            1998
                                                                 ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                            $  (11,887)     $     (732)

INVESTING ACTIVITIES

     Proceeds from sales of investments                               1,981              --
     Purchase of property and equipment                                (808)         (1,197)
     Increase in intangibles and other assets                           (73)         (1,082)
                                                                 ----------      ----------
         Net cash provided by (used in) investing activities         (1,100)         (2,279)

FINANCING ACTIVITIES

     Proceeds from issuance of Preferred Stock                           --          15,432
     Proceeds from issuance of Common Stock                           3,143           1,784
     Proceeds from sales-lease-back transaction                          --             729
                                                                 ----------      ----------
         Net cash provided by financing activities                    3,143          17,945
                                                                 ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES                                         (19)             (4)
                                                                 ----------      ----------
     Increase (decrease) in cash and cash equivalents                (7,663)         14,930

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                         9,992           4,880
                                                                 ----------      ----------
CASH AND CASH EQUIVALENTS END OF PERIOD                          $    2,329      $   19,810
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

3.   SIGNIFICANT ACCOUNTING POLICIES

         As of January 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the second quarter of 1999 and 1998, total comprehensive income amounted to ($19,724,000) and $867,000 respectively.

4.   CONVERSION OF  PREFERRED STOCK

         In June 1998, the Company sold 16,000 shares of Series C Convertible Preferred Stock (the "Preferred Stock"), resulting in net proceeds to the Company of approximately $15,432,000, net of $568,000 in transaction costs. In connection with the sale of the Preferred Stock, the Company also issued warrants to purchase 174,464 shares of the Company's Common Stock. The warrants may be exercised until the earlier of June 29, 2001 and a merger involving the Company in which the Company is not the surviving entity. The exercise price of the warrants is $11.92. The Preferred Stock is convertible into the number of shares of Common Stock which may be purchased for the stated value of $1,000 per share of Preferred Stock at a per share price equal to the lower of a) the average closing bid price of the Common Stock for the five trading days immediately prior to the date of conversion, b) the average closing bid price of the Common Stock for the 15 trading days immediately prior to the date of conversion, and c) a fixed conversion price of $19.0035 per share. In the second quarter of 1999, 4050 shares of the Preferred Stock were converted into 1,004,545 shares of the Company's Common Stock leaving 11,950 outstanding preferred shares. As of July 12, 1999, 4,150 shares of Series C Preferred remain outstanding and an additional 7,800 shares of the Series C Preferred were converted to 2,726,820 shares of the Company's Common Stock in July.

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

         All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

         Significant additional expense charges of $11.7 million in aggregate are included in the second quarter 1999 income statement. These expenses relate to product line rationalization, refocusing of the company on e-commerce products and streamlining the Company's executive management structure. The following table compares the three months ended June 30, 1999 income statement items including and excluding the significant additional expense charges:

                          Three Months Ended June 30, 1999
--------------------------------------------------------------------------------------
                                            Including                       Excluding
                                           Significant    Significant     Significant
                                             Charges        Charges         Charges
                                         ---------------------------------------------
Gross profit                              $    (2,716)    $    (4,700)    $     1,984

Operating expenses:
     Selling and marketing                      9,912           4,047           5,865

     Research and development                   2,955             281           2,674
     General and administrative                 3,317           1,801           1,516
                                         ---------------------------------------------
                                               16,184           6,129          10,055
                                         ---------------------------------------------

Operating loss                                (18,900)        (10,829)         (8,071)

Net interest income                               128              --             128
                                         ---------------------------------------------
Loss before income taxes                      (18,772)        (10,829)         (7,943)

Income tax expense                               (900)           (900)             --
                                         ---------------------------------------------
Net loss                                  $   (19,672)    $   (11,729)    $    (7,943)
                                         =============================================

Net loss per share - basic and diluted    $     (1.11)    $      (.66)    $     (0.45)
                                         =============================================

REVENUE. The Company's revenue decreased 62.1 percent to $5,510,000 for the second quarter of 1999 down from $14,525,000 in the same period of 1998. Products and services revenue was $4,763,000 for the quarter, a decrease of 59.5 percent over 1998, and reflects delays in purchasing decisions based on "Year 2000" concerns and lengthening of sales cycles. The Company expects quarterly revenue from products and services for the remainder of 1999 to increase from the second quarter of 1999, however, these levels will be less than that from the second quarter of 1998. Advanced Technology contract revenue was $747,000 for the quarter, a decrease of 73.0 percent from the second quarter of 1998, which reflects a reduced focus on government contract business that does not complement the Company's products and services offerings. The Company expects quarterly revenue from Advanced Technology contracts for the remainder of 1999 to increase slightly from the second quarter of 1999. This increase is primarily the result of expected contract awards.

GROSS PROFIT. Gross profit as a percentage of revenue decreased from 64.4 percent in the second quarter of 1998 to a negative 49.3 percent in 1999. Excluding significant charges related to discontinued products, total gross profit as a percentage of revenue decreased from 64.4 percent in the second quarter of 1998 to 33.6 percent of revenue in 1999. The decrease resulted primarily from reduced volumes and relatively fixed manufacturing and amortization costs. The Company believes that gross profit will trend higher for the remainder of the year as revenues increase.

SELLING AND MARKETING. Selling and marketing expense increased 73.4 percent to $9,912,000 in the second quarter of 1999 up from $5,716,000 in the same period of 1998. As a percentage of revenue, selling and marketing expense was 179.9 percent for the quarter compared to 39.4 percent in the same period of 1998.

Excluding significant charges resulting from discontinued product activities and severance pay associated with the streamlining of the Company's management structure, selling and marketing expense increased 2.6 percent to $5,865,000 in the second quarter of 1999 up from $5,716,000 in the same period of 1998. As a percentage of revenue, selling and marketing expense was 99.2 percent for the quarter compared to 39.4 percent in the same period of 1998. The increased spending levels resulted primarily from increased discretionary marketing efforts. The Company expects selling and marketing expense to decrease from the second quarter as a percentage of revenues for the rest of 1999.

RESEARCH AND DEVELOPMENT. Research and development expense increased 60.8 percent to $2,955,000 in the second quarter of 1999 up from $1,838,000 in the same period of 1998. As a percentage of revenue, research and development expense was 53.6 percent for the quarter compared to 12.7 percent in the same period of 1998.

Excluding significant charges mainly for employee relocation expense, research and development expense increased 45.5 percent to $2,674,000 in the second quarter of 1999 up from $1,838,000 in the same period of 1998. As a percentage of revenue, research and development expense was 45.2 percent for the quarter compared to 12.7 percent in the same period of 1998. The increased spending levels resulted primarily from increased investment in quality assurance activities. The Company expects that research and development expense levels for the rest of 1999 will remain at levels comparable to those of the second quarter of 1999.

GENERAL AND ADMINISTRATIVE. General and Administrative expense increased 201.0 percent to $3,317,000 in the second quarter of 1999 up from $1,102,000 in the same period of 1998. As a percentage of revenue, general and administrative expense was 60.2 percent for the quarter compared to 7.6 percent in the same period of 1998.

Excluding significant charges mainly for severance pay associated with the streamlining of the Company's management structure and litigation settlements, general and administrative expense increased 37.6 percent to $1,516,000 in the second quarter of 1999 up from $1,102,000 in the same period of 1998. As a percentage of revenue, general and administrative expense was 25.7 percent for the quarter compared to 7.6 percent in the same period of 1998. The increased spending levels resulted primarily from duplicative executive compensation during the Company's Chief Executive Officer transition period, additional investment in the Company's accounting department and increased legal fees related to current legal proceedings. The Company expects the quarterly general and administrative expenses for the rest of 1999 to decrease as a percentage of revenue from the second quarter of 1999.

NET INTEREST INCOME. Net interest income was $128,000 in the second quarter of 1999, an increase from $15,000 in the same period of 1998. The increase reflects higher average cash and investment balances in 1999 as compared to 1998.

INCOME TAXES. The Company recognized an income tax expense in the second quarter of 1999 of $900,000 compared to an income tax benefit of $260,000 in the same period of 1998. The expense is a result of anticipated reduced government contract revenue. The Company's management believes it is more likely than not that deferred tax assets, which total $2.7 million at June 30, 1999, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short term investments decreased by $9,644,000 from December 31, 1998 to June 30, 1999. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment that was partially offset by proceeds from stock option exercises. As of June 30, 1999, the Company had working capital of $13.1 million as well as an unused $5 million line of credit. The Company anticipates using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to the Company's line of business.

Capital additions in the second quarter of 1999 were $443,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest approximately $750,000 additional throughout the remainder of 1999 mainly for computer equipment, facilities and business systems upgrades.

At its current level of operations, the Company believes that it has sufficient financial resources available to fund the Company's current working capital and capital expenditure requirements through the end of the fiscal year.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* THE COMPANY EXPECTS QUARTERLY REVENUE FROM PRODUCTS AND SERVICES FOR THE REMAINDER OF 1999 TO INCREASE FROM THE SECOND QUARTER OF 1999, HOWEVER, THESE LEVELS WILL BE LESS THAN THAT FROM THE SECOND QUARTER OF 1998. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development and inability to obtain market acceptance of new products offered by the Company, and introduction of products by competitors.

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

* THE COMPANY BELIEVES THAT GROSS PROFIT WILL TREND HIGHER FOR THE REMAINDER OF THE YEAR AS REVENUES INCREASE. Meeting this expectation depends upon the Company's ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development and inability to obtain market acceptance of new products offered by the Company, and introduction of products by competitors.

* THE COMPANY EXPECTS SELLING AND MARKETING EXPENSE TO DECREASE FROM THE SECOND QUARTER 1999 AS A PERCENTAGE OF REVENUES FOR THE REST OF 1999. This expectation depends on the Company maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

* THE COMPANY EXPECTS THAT RESEARCH AND DEVELOPMENT EXPENSES FOR THE REST OF 1999 WILL REMAIN AT LEVELS COMPARABLE TO THOSE OF THE SECOND QUARTER OF 1999. This expectation depends on the Company maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon the Company's ability to control costs and achieve a higher level of revenue, which may not occur for a variety of reasons, including general market conditions for the Company's products and services, development and acceptance of new products offered by the Company, and introduction of products by competitors.

* THE COMPANY EXPECTS THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSES FOR THE REST OF 1999 TO DECREASE AS A PERCENTAGE OF REVENUE FROM THE SECOND QUARTER OF 1999. This expectation depends on the Company maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

* MANAGEMENT BELIEVES IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT JUNE 30, 1999, WILL BE REALIZED. This expectation depends primarily on the Company maintaining, at current levels, its existing government contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* THE COMPANY EXPECTS TO INVEST APPROXIMATELY $750,000 ADDITIONAL THROUGHOUT THE REMAINDER OF 1999 MAINLY FOR COMPUTER EQUIPMENT, FACILITIES AND BUSINESS SYSTEMS upgrades. This expectation depends primarily on the Company maintaining its current level of investment in property and equipment. Unexpected changes in the Company's structure could change the level of expenditures.

* AT ITS CURRENT LEVEL OF OPERATIONS, THE COMPANY BELIEVES THAT IT HAS SUFFICIENT FINANCIAL RESOURCES AVAILABLE TO FUND THE COMPANY'S CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH THE END OF THE FISCAL YEAR. The Company's ability to generate revenue as currently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel costs and selling and marketing expenses or currently unplanned acquisitions, may impact whether the Company has sufficient cash resources to fund its product development and marketing and sales plans for the remainder of 1999.

* SINCE THE COMPANY'S YEAR 2000 COMPLIANCE VERIFICATION EFFORTS ARE VIRTUALLY COMPLETE, THE ESTIMATED FUTURE EXPENDITURES FOR COMPLIANCE ACTIVITIES ARE INSIGNIFICANT. Failure of third-party equipment to operate properly in the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The company has verified Year 2000 compliance with third party suppliers of the components used in its products, however, the company has limited or no control over the actions of these third-party suppliers. The failure of these suppliers to properly address their internal systems and components could cause a material disruption to the Company's business.

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

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and its present or former officers Jeffrey Waxman, Timothy McGurran, Patrick Regester, Gary Taggart, Howard Smith and Christine Hughes. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 - March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount.

                  There has been no discovery to date and no trial is scheduled in any of these actions. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. However, if the Company does not obtain a favorable resolution of the claims set forth in the actions it could have a material adverse effect on our business, results of operations and financial condition. The Company is currently unable to reasonably estimate the size or impact of such material adverse effect.

                  On August 26, 1998, a purported class action complaint was filed in the Delaware Chancery Court in and for New Castle County by Rosalyn Golaine against Secure Computing Corporation, the Company's former Chairman and Chief Executive Officer Jeffrey Waxman, its Chief Financial Officer Timothy McGurran, and present or former directors Betsy Atkins,Robert Frankenberg, Stephen Puricelli, Eric Rundquist and Dennis Shaughnessy. The complaint alleged that the provisions of the July 24, 1997 Shareholder Rights Plan permitting only those directors who voted for the Rights Plan (or their designated successors) to redeem the rights granted therein, violates Delaware law. The complaint sought injunctive relief and damages of an unspecified amount. After the Golaine action was filed, the Company amended the Shareholder Rights Plan, thereby rendering moot the injunctive relief requested. On June 8, 1999, the court approved a settlement of the Golaine action requiring the Company to pay $100,000 in attorney fees and the costs of notifying the class of the proposed settlement. The $100,000 payment was entirely covered by insurance.


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

         The Series C Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance. As of July 12, 1999, 11,850 shares of the Series C Preferred had been converted into 3,731,365 shares of Common Stock leaving 4,150 outstanding shares of Series C Preferred. The average conversion price for shares of Series C Preferred previously converted was $3.18 per share of Common Stock. A more comprehensive description of the rights and preferences of the Series C Preferred is contained in the Company's Report on Form S-3 dated August 14, 1998 and August 6, 1999 as well as Form 8-K filed with the Commission on July 15, 1998. A copy of the Certificate of Designation of Series C Preferred Stock is filed as an exhibit to the Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved at the Company's Annual Meeting of Stockholders held on May 13, 1999:

         a)  The following directors were elected:

                                               Common Shares Voted
         Directors                             For         Against
         -----------------------------------------------------------
         Eric P. Rundquist                  12,276,422       177,828
         Alexander Zakupowsky, Jr.          12,276,422       177,828

                  Such directors were elected to three year terms commencing upon their election. Directors Robert J.Frankenberg, Stephen M. Puricelli, and John E. McNulty continued in office until expiration of their respective roles.

         b)  Amendment of the Employee Stock Purchase Plan

                                                 Number of Common Shares Voted
         Employee Stock Purchase Plan          For         Against       Abstain
         -----------------------------------------------------------------------
         Amendment of the Employee          11,054,348     1,413,567     31,203
         Stock Purchase Plan

         c)  The stockholders also approved the following proposal:

                                                 Number of Common Shares Voted
         Independent Accountants               For         Against       Abstain
         -----------------------------------------------------------------------
         Ratification of Ernst & Young LLP  12,267,290       219,195     12,631
         As independent accountants

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999:

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




                                       SECURE COMPUTING CORPORATION


DATE: August 13, 1999                  By: \s\ Timothy P. McGurran
                                          --------------------------------------
                                          Timothy P. McGurran,
                                           Senior Vice President of Operations
                                            and Chief Financial Officer
                                          (Duly authorized officer and
                                          Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                      DESCRIPTION                            PAGE
-------                      -----------                            ----

 27.1                   Financial Data Schedule             FILED ELECTRONICALLY