Form 10-Q
period 1999-09-30
SECURE COMPUTING CORP
filed 1999-11-09
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1999
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _______________ to ________________.

Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                          52-1637226
          ------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. employer
          incorporation or organization)           identification no.)


          One Almaden Blvd., Suite 400
                  San Jose, CA                            95113
          ------------------------------           -------------------
    (Address of principal executive offices)            (Zip code)

                                 (408) 918-6100
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes |X|    No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 21,737,532 issued and outstanding as of November 1, 1999, which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I     FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets  as of September 30, 1999
              (Unaudited) and December 31, 1998............................    3

           Condensed Consolidated Statements of Operations (Unaudited) for
              the three months ended September 30, 1999 and 1998...........    4

           Condensed Consolidated Statements of Cash Flows (Unaudited) for
              the three months ended September 30, 1999 and 1998...........    5

           Notes to the Condensed Consolidated Financial Statements
              (Unaudited)..................................................  6-8

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 9-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......   13





PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   14

Item 2.    Changes in Securities...........................................   14

Item 3.    Defaults upon Senior Securities.................................   14

Item 4.    Submission of Matters to a Vote of Security Holders.............   14

Item 5.    Other Information...............................................   14

Item 6.    Exhibits and Reports on Form 8-K................................   15

           Signatures......................................................   16

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1999             1998
                                                                               ------------     ------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                              $        221     $      9,992
        Investments                                                                   5,424           10,886
        Accounts receivable, net                                                      8,138           19,712
        Deferred income taxes                                                           187            1,323
        Inventories                                                                     647            2,361
        Other current assets                                                          1,450            1,038
                                                                               ------------     ------------
                Total current assets                                                 16,067           45,312

PROPERTY AND EQUIPMENT, NET                                                           3,846            3,794
DEFERRED INCOME TAXES                                                                 2,515            2,277
OTHER ASSETS                                                                          2,033            2,965
                                                                               ------------     ------------
                TOTAL ASSETS                                                   $     24,461     $     54,348
                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                              2,845            3,820
        Accrued payroll liability                                                     2,820            3,004
        Other accrued liability                                                       2,090            1,918
        Deferred revenue                                                              2,744            2,553
                                                                               ------------     ------------
                TOTAL CURRENT LIABILITIES                                      $     10,499     $     11,295

STOCKHOLDERS' EQUITY
        Preferred Stock, par value $.01; 2,000,000 shares
                Authorized; issued and outstanding - September 30,
                1999 - 3,600 and December 31, 1998 - 16,000                              --               --
        Common Stock, par value $.01; 50,000,000 shares
                Authorized; issued and outstanding -- September 30, 1999 --
                21,184,940 and December 31, 1998 -- 16,545,987                          212              165
        Additional paid-in capital                                                   97,922           89,730
        Accumulated deficit                                                         (83,952)         (46,640)
        Foreign currency translation                                                   (220)            (202)
                                                                               ------------     ------------
                TOTAL STOCKHOLDERS' EQUITY                                           13,962           43,053
                                                                               ------------     ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     24,461     $     54,348
                                                                               ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

               (Unaudited, in thousands except per share amounts)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              1999           1998              1999            1998
                                         -----------------------------    -----------------------------
Products and services revenue            $      5,318     $     13,808    $     16,647     $     35,828
Advanced Technology contracts revenue           1,157            2,549           3,567            7,829
                                         ------------     ------------    ------------     ------------
                                                6,475           16,357          20,214           43,657

Cost of revenue                                 4,416            5,783          17,298           15,209
                                         ------------     ------------    ------------     ------------
Gross profit                                    2,059           10,574           2,916           28,448

Operating expenses:
     Selling and marketing                      5,674            5,604          20,946           17,131
     Research and development                   2,842            1,885           8,015            5,625
     General and administrative                 1,510            1,418           5,989            3,295
     Restructure costs                             --               --              --            7,800
     Stock option expense                          --               --           4,740               --
                                         ------------     ------------    ------------     ------------
                                               10,026            8,907          39,690           33,851

                                         ------------     ------------    ------------     ------------
Operating income/(loss)                        (7,967)           1,667         (36,774)          (5,403)


Net interest income                                61              228             362              285
                                         ------------     ------------    ------------     ------------
Income/(loss) before income taxes              (7,906)           1,895         (36,412)          (5,118)


Income tax (expense)/benefit                       --              208            (900)             825
                                         ------------     ------------    ------------     ------------
Net income/(loss)                        $     (7,906)    $      2,103    $    (37,312)    $     (4,293)
                                         ============     ============    ============     ============

Basic earnings(loss) per share           $      (0.38)    $       0.13    $      (2.03)    $      (0.27)
                                         ============     ============    ============     ============

Weighted average shares outstanding            20,628           16,233          18,359           16,029
                                         ============     ============    ============     ============

Diluted earnings(loss) per share         $      (0.38)    $       0.11    $      (2.03)    $      (0.27)
                                         ============     ============    ============     ============

Weighted average common shares
     and equivalents outstanding               20,628           19,137          18,359           16,029
                                         ============     ============    ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                            (UNAUDITED, IN THOUSANDS)

                                                                   Nine months ended September 30,
                                                                        1999            1998
                                                                   -----------------------------
NET CASH USED IN OPERATING ACTIVITIES                              $    (17,312)    $     (2,381)

INVESTING ACTIVITIES
       Proceeds from sales of investments                                 5,462               --
       Purchase of property and equipment                                (1,502)          (1,623)
       Increase in intangibles and other assets                             100           (1,665)
                                                                   ------------     ------------
            Net cash provided by (used in) investing activities           4,060           (3,288)

FINANCING ACTIVITIES
       Proceeds from issuance of Preferred Stock                           (125)          15,432
       Proceeds from issuance of Common Stock                             3,624            2,326
       Proceeds from sales-lease-back transaction                            --              729
                                                                   ------------     ------------
            Net cash provided by financing activities                     3,499           18,487

EFFECT OF EXCHANGE RATE CHANGES                                             (18)             (26)
                                                                   ------------     ------------
       Increase (decrease) in cash and cash equivalents                  (9,771)          12,792

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             9,992            4,880
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS END OF PERIOD                            $        221     $     17,672
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

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

1. ORGANIZATION

        We develop and sell computer network "security" products and services designed to provide secure access control for organizations engaged in electronic commerce/business. Our products provide solutions to assure the integrity and security of transactions and communications over public networks such as the Internet. Our products can also be used to prevent unauthorized access to private organizations and government networks. Our products generally fall into two broad categories: 1) those intended to prevent unauthorized access to computer and network based data and information, and 2) those intended to authenticate/identify network users and control access to network resources or applications. In addition, to our products, we provide security centered professional services for vulnerability assessment and analysis; penetration testing; and security architecture design and implementation.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual 10-K Report for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

3. SIGNIFICANT ACCOUNTING POLICIES

        As of January 1, 1998, we adopted Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on our net income or shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the third quarter of 1999 and 1998, total comprehensive income amounted to ($7,904,000) and $2,080,000 respectively.

4. CONVERSION OF PREFERRED STOCK

        In June 1998, we sold 16,000 shares of Series C Convertible Preferred Stock (the "Preferred Stock"), resulting in net proceeds to us of approximately $15,220,000, net of $780,000 in transaction costs. In connection with the sale of the Preferred Stock, we also issued warrants to purchase 174,464 shares of our common stock. The warrants may be exercised until the earlier of June 29, 2001 or a merger involving us where we are not the surviving entity. The exercise price of the warrants is $11.92. The Preferred Stock is convertible into the number of shares of common stock which may be purchased for the stated value of $1,000 per share of Preferred Stock at a per share price equal to the lower of a) the average closing bid price of the common stock for the five trading days immediately prior to the date of conversion, b) the average closing bid price of the common stock for the 15 trading days immediately prior to the date of conversion, and c) a fixed conversion price of $19.0035 per share. As of September 30, 1999, 12,400 shares of the Preferred Stock were converted into 3,937,324 shares of our common stock at an average price of $3.15 per share, leaving 3,600 outstanding preferred shares. As of November 3, 1999, all 16,000 shares of the Series C Preferred were converted into 5,174,493 shares of common stock at an average price of $3.09 per share, leaving no outstanding preferred shares.

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

5. COMMON STOCK

        On October 4, 1999, we entered into a common stock investment agreement (the "Agreement") which provides for the sale from time to time over the next two years of up to $25 million in common stock to Manchester Securities Corp. ("Manchester"). We must file and have declared effective a registration statement covering the resale of the shares by Manchester, and we must satisfy a number of other conditions, before selling any shares under the Agreement.

        We also issued a warrant to Manchester to acquire shares of Common Stock (the "Warrant"). The number of shares issuable upon exercise of the Warrant is equal to $1,875,000 divided by 120% of the average of the trading price of the common stock calculated during either of two time periods as further set forth in the Warrant.

6. SEGMENT INFORMATION

        We have two reportable segments consisting of Products and Services and Advanced Technology. Our products and services segment markets a range of interoperable, standards-based network security products and services to the global marketplace including customers from Fortune 500 companies, small branch offices, and government agencies. Our Advanced Technology segment engages in research and development of information security technology by acquiring and executing contracts with departments and agencies of the United States government. Cash, investments, deferred tax assets, general and administrative expenses, and stock option compensation costs cannot be readily identified to the two business segments, therefore, they are presented separately in a Corporate segment.

        We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Revenue is recognized at time of shipment and/or when performance of services are complete for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

        Our reportable segments are business units that offer distinct product and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

        Significant components of our segments are as follows:

                                              PRODUCTS AND     ADVANCED
                                                SERVICES      TECHNOLOGY
NINE MONTHS ENDED SEPTEMBER 30, 1999            SEGMENT         SEGMENT        CORPORATE         TOTAL
------------------------------------------    ------------    -----------     -----------     -----------
    Revenues from external customers .....    $    16,647     $     3,567     $        --     $    20,214
    Depreciation expense .................            998             101              15           1,114
    Segment gross profit .................          2,619             297              --           2,916
    Segment operating income/(loss) ......        (22,454)         (3,591)        (10,729)        (36,774)
    Interest income ......................             --              --             362             362
    Segment assets .......................         14,622           1,445           8,394          24,461
    Expenditures for long lived assets ...          1,440              42              20           1,502
                                              -----------     -----------     -----------     -----------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

6. SEGMENT INFORMATION (CONTINUED)

                                              PRODUCTS AND     ADVANCED
                                                SERVICES     TECHNOLOGY
NINE MONTHS ENDED SEPTEMBER 30, 1998            SEGMENT        SEGMENT        CORPORATE         TOTAL
------------------------------------------    ------------   -----------     -----------     -----------
    Revenues from external customers .....    $    35,828    $     7,829     $        --     $    43,657
    Restructuring charge .................             --             --           7,800           7,800
    Depreciation expense .................            732            195              15             942
    Segment gross profit .................         26,351          2,097              --          28,448
    Segment operating income/(loss) ......          6,766         (1,074)        (11,095)         (5,403)
    Interest income ......................             --             --             285             285
    Segment assets .......................         26,691          1,960          20,922          49,573
    Expenditures for long lived assets ...          1,028            574              21           1,623
                                              -----------    -----------     -----------     -----------


        International sales accounted for 12% and 26% of total revenue for the nine months ended September 30, 1999 and 1998 respectively. Major foreign markets for the our products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, the we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

The following table summarizes information about our international and domestic sales and operations:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1999           1998
                                                   -----------    -----------
    Revenues:
       United States sales ....................    $    17,713    $    32,237
       International sales ....................          2,501         11,420
                                                   -----------    -----------
                                                   $    20,214    $    43,657
                                                   ===========    ===========
    Identifiable Assets:
       United States operations ...............    $    23,408    $    48,405
       International operations ...............          1,053          1,168
                                                   -----------    -----------
                                                   $    24,461    $    49,573
                                                   ===========    ===========

                          SECURE COMPUTING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand.

        We base all forward-looking statements in this document on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC, the risk factors detailed in our Form S-1 filed with the SEC on October 15, 1999, as well as the risk factors identified in Forward Looking Statements below.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

REVENUE. Our revenue decreased 60.4% to $6,475,000 for the third quarter of 1999 down from $16,357,000 in the same period of 1998. Products and services revenue was $5,318,000 for the quarter, a decrease of 61.5 % over 1998, and reflects delays in purchasing decisions based on "Year 2000" concerns and lengthening of sales cycles. We expect revenue from products and services for the remainder of 1999 to increase from the third quarter of 1999, however, these levels will be less than that from the third quarter of 1998. Advanced Technology contract revenue was $1,157,000 for the quarter, a decrease of 54.6% from the third quarter of 1998, which reflects a reduced focus on government contract business that does not complement our products and services offerings. Due to the holidays and vacation usage, we expect quarterly revenue from Advanced Technology contracts for the remainder of 1999 to decrease from the third quarter of 1999.

GROSS PROFIT. Gross profit as a percentage of revenue decreased from 64.6% in the third quarter of 1998 to 31.8% in 1999. The decrease resulted primarily from reduced volumes and relatively fixed manufacturing and amortization costs. We believe that gross profit will trend higher for the remainder of the year as products and services revenues increase.

SELLING AND MARKETING. Selling and marketing expense increased 1.2% to $5,674,000 in the third quarter of 1999 up from $5,604,000 in the same period of 1998. As a percentage of revenue, selling and marketing expense was 87.6% for the quarter compared to 34.3% in the same period of 1998. The increased spending as a percent of revenue resulted primarily from decreased revenues. We expect selling and marketing expense levels for the rest of 1999 will remain at levels comparable to those of the third quarter.

RESEARCH AND DEVELOPMENT. Research and development expense increased 50.8% to $2,842,000 in the third quarter of 1999 up from $1,885,000 in the same period of 1998. As a percentage of revenue, research and development expense was 43.9% for the quarter compared to 11.5 percent in the same period of 1998. The increased spending levels resulted primarily from accelerated development efforts for next generation of flagship products, Sidewinder and SafeWord, including the Virtual Smart Card Server. We expect that research and development expense levels for the rest of 1999 will remain at levels comparable to those of the third quarter of 1999.

GENERAL AND ADMINISTRATIVE. General and Administrative expense increased 6.5% to $1,510,000 in the third quarter of 1999 up from $1,418,000 in the same period of 1998. As a percentage of revenue, general and administrative expense was 23.3% for the quarter compared to 8.7% in the same period of 1998. We expect general and administrative expenses for the rest of 1999 will remain at levels comparable to those of the third quarter of 1999.

NET INTEREST INCOME. Net interest income was $61,000 in the third quarter of 1999, an decrease from $228,000 in the same period of 1998. The decrease reflects declining cash and investment balances in 1999.

INCOME TAXES. The Company recognized no income tax expense in the third quarter of 1999 compared to an income tax benefit of $208,000 in the same period of 1998. We believe it is more likely than not, that deferred tax assets, which total $2.7 million at September 30, 1999, will be realized. The computation of the Company's deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

Significant additional expense charges of $11.7 million in aggregate are included in the 1999 statement of operations. These expenses relate to rationalizing our product line, refocusing on e-commerce products and streamlining our executive management structure. The following table compares the nine months ended September 30, 1999 income statement items including and excluding the significant additional expense charges:

                      Nine Months Ended September 30, 1999
               (Unaudited, in thousands, except per share amounts)

                                      Including                     Excluding
                                     Significant     Significant   Significant
                                       Charges        Charges        Charges
                                     -----------------------------------------
Gross profit                         $     2,916    $    (4,700)   $     7,616

Operating expenses:
      Selling and marketing               20,946          4,047         16,899
      Research and development             8,015            281          7,734
      General and administrative           5,898          1,801          4,188
      Stock option expense                 4,740             --          4,740
                                     -----------------------------------------
                                          39,690          6,129         33,561

                                     -----------------------------------------
Operating Loss                           (36,774)       (10,829)       (25,945)
Net interest income                          362             --            362
                                     -----------------------------------------
Loss before income taxes                 (36,412)       (10,829)       (25,583)

Income tax expense                          (900)          (900)            --
                                     -----------------------------------------
Net loss                             $   (37,312)   $   (11,729)   $   (25,583)
                                     =========================================
Net loss per share - basic and
  diluted                            $     (2.03)   $      (.64)   $     (1.39)
                                     =========================================

REVENUE. Our revenue decreased 53.7% to $20,214,000 for the first nine months of 1999 down from $43,657,000 in the same period of 1998. Products and services revenue was $16,647,000 for the nine months, a decrease of 53.5% over 1998, and reflects delays in purchasing decisions based on "Year 2000" concerns and lengthening of sales cycles. We expect revenue from products and services for the remainder of 1999 to trend higher from the first nine months of 1999. However, these levels will be less than that from same period of 1998. Advanced Technology contract revenue was $3,567,000 for the first nine months, a decrease of 54.4% from the same period of 1998, which reflects a reduced focus on government contract business that does not complement our products and services offerings. Due to the holidays and vacation usage, we expect revenue from advanced technology contracts for the remainder of 1999 to trend lower from the first nine months of 1999.

GROSS PROFIT. Gross profit as a percentage of revenue decreased from 65.2% in the first nine months of 1998 to 14.4% in 1999. Excluding significant charges related to discontinued products, total gross profit as a percentage of revenue decreased from 65.2% in the first nine months of 1998 to 37.7% of revenue in 1999. The decrease resulted primarily from reduced volumes and relatively fixed manufacturing and amortization costs. We believe that gross profit will trend higher for the remainder of the year as products and services revenues increase.

SELLING AND MARKETING. Selling and marketing expense increased 22.3% to $20,946,000 in the first nine months of 1999 up from $17,131,000 in the same period of 1998. As a percentage of revenue, selling and marketing expense was 103.6% for the nine months compared to 39.2% in the same period of 1998.

Excluding significant charges resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense decreased 1.4% to $16,899,000 in the first nine months of 1999 down from $17,131,000 in the same period of 1998. As a percentage of revenue, selling and marketing expense was 83.6% for the first nine months compared to 39.2% in the same period of 1998. The increased spending as a percent of revenue resulted primarily from decreased revenues. We expect that selling and marketing expense levels for the rest of 1999 will trend at levels comparable to those of the first nine months of 1999.

RESEARCH AND DEVELOPMENT. Research and development expense increased 42.5% to $8,015,000 in the first nine months of 1999 up from $5,625,000 in the same period of 1998. As a percentage of revenue, research and development expense was 39.7% for the first nine months compared to 12.9% in the same period of 1998.

Excluding significant charges mainly for employee relocation expense, research and development expense increased 37.5% to $7,734,000 in the first nine months of 1999 up from $5,625,000 in the same period of 1998. As a percentage of revenue, research and development expense was 38.3% for the first nine months compared to 12.9% in the same period of 1998. The increased spending levels resulted primarily from accelerated development efforts for next generation of flagship products, Sidewinder and SafeWord, including the Virtual Smart Card Server. We expect that research and development expense levels for the rest of 1999 will trend at levels comparable to those of the first nine months of 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased 81.1% to $5,989,000 in the first nine months of 1999 up from $3,295,000 in the same period of 1998. As a percentage of revenue, general and administrative expense was 29.6% for the first nine months compared to 7.5% in the same period of 1998.

Excluding significant charges mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense increased 27.1% to $4,188,000 in the first nine months of 1999 up from $3,295,000 in the same period of 1998. As a percentage of revenue, general and administrative expense was 20.7% for the first nine months compared to 7.5% in the same period of 1998. The increased spending levels resulted primarily from duplicative executive compensation during our chief executive officer transition period. We expect that general and administrative expense levels for the rest of 1999 will trend at levels comparable to those of the first nine months of 1999.

NET INTEREST INCOME. Net interest income was $362,000 in the first nine months of 1999, an increase from $285,000 in the same period of 1998. The increase reflects higher average cash and investment balances in the first nine months of 1999 as compared to 1998.

INCOME TAXES. We recognized an income tax expense in the first nine months of 1999 of $900,000 compared to an income tax benefit of $825,000 in the same period of 1998. The expense is a result of anticipated reduced government contract revenue. We believe it is more likely than not that deferred tax assets, which total $2.7 million at September 30, 1999, will be realized. The computation of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         Since our organization, we have financed our operations through the issuance of equity securities and notes to stockholders, long-term debt, short-term borrowings and cash generated from operations. Our cash and cash equivalents and short term investments decreased by $15.2 million from December 31, 1998 to September 30, 1999. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment that was partially offset by proceeds from stock option exercises. As of December 31, 1998 and September 30, 1999, we had working capital of $34.0 million and $5.6 million respectively, as well as an unused $5 million line of credit. We anticipate using available cash to fund operations, invest in capital equipment, and to license technology or products related to our line of business.

        Capital additions in the third quarter of 1999 were $694,000 and were primarily made up leasehold improvements. We expect to invest approximately $400,000 throughout the remainder of 1999 mainly for computer equipment, facilities and business systems upgrades.

        On October 4, 1999, we entered into an investment agreement that provides financing to us of up to $25 million that expires October 2001.

        We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements through the next 12 months. These financial resources include our current cash and investments on hand, our unutilized $5M line of credit and our $25 million investment agreement.

YEAR 2000 COMPLIANCE

        We have completed testing of our products and systems and believe that our products and systems sold after December 31, 1998 are and will be Year 2000 compliant. For non-compliant products introduced prior to this date, we have provided customers with a migration path in the form of an update/upgrade option. We have also verified that third party computer software and hardware used by us are Year 2000 compliant. We has not verified Year 2000 compliance of certain semiconductors embedded in other third party equipment used by us, nor have we established the costs and risks associated with such third party equipment.

        Since our Year 2000 compliance verification efforts are virtually complete, the estimated future expenditures for compliance activities are insignificant.


FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

        * WE EXPECT REVENUE FROM PRODUCTS AND SERVICES FOR THE REMAINDER OF 1999 TO INCREASE/TREND HIGHER FROM THE THIRD QUARTER/ FIRST NINE MONTHS OF 1999. HOWEVER, THESE LEVELS WILL BE LESS THAN THAT FROM THE THIRD QUARTER/SAME PERIOD OF 1998. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development, inability to obtain market acceptance of our new products, and introduction of products by competitors.

        * WE BELIEVE THAT GROSS PROFIT WILL TREND HIGHER FOR THE REMAINDER OF THE YEAR AS PRODUCTS AND SERVICES REVENUES INCREASE. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development, inability to obtain market acceptance of our new products, and introduction of products by competitors.

        * WE EXPECT THAT SELLING AND MARKETING EXPENSE LEVELS FOR THE REST OF 1999 WILL REMAIN/TREND AT LEVELS COMPARABLE TO THOSE OF THE THIRD QUARTER/FIRST NINE MONTHS OF 1999. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. This expectation may not occur for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

        * WE EXPECT THAT RESEARCH AND DEVELOPMENT EXPENSE LEVELS FOR THE REST OF 1999 WILL REMAIN/TREND AT LEVELS COMPARABLE TO THOSE OF THE THIRD QUARTER/FIRST NINE MONTHS OF 1999. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. This expectation may not occur for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

        * WE EXPECT THAT GENERAL AND ADMINISTRATIVE EXPENSE LEVELS FOR THE REST OF 1999 WILL REMAIN/TREND AT LEVELS COMPARABLE TO THOSE OF THIRD QUARTER/FIRST NINE MONTHS OF 1999. This expectation depends on us to maintain the current anticipated level of spending which may not occur due to unexpected increases in such costs.

        * WE BELIEVE IT IS MORE LIKELY THAN NOT, THAT DEFERRED TAX ASSETS, WHICH TOTAL $2.7 MILLION AT SEPTEMBER 30, 1999, WILL BE REALIZED. This expectation depends primarily on us maintaining, at current levels, our existing government contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

        * WE EXPECT TO INVEST APPROXIMATELY $400,000 THROUGHOUT THE REMAINDER OF 1999 MAINLY FOR COMPUTER EQUIPMENT, FACILITIES AND BUSINESS SYSTEMS UPGRADES. This expectation depends primarily on us to maintain our current level of investment in property and equipment. Unexpected changes in our structure could change the level of expenditures.

        * AT OUR CURRENT LEVEL OF OPERATIONS, WE BELIEVE THAT WE HAVE SUFFICIENT FINANCIAL RESOURCES AVAILABLE TO FUND OUR CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH THE NEXT 12 MONTHS. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the remainder of 1999, including:

            -   our ability to generate revenue as currently expected;
            -   unexpected expenses;
            - the need for additional funds to react to changes in the marketplace;
            -   unexpected increases in personnel costs;
            -   unexpected increases in selling and marketing expenses; or
            -   currently unplanned acquisitions;
            - the conditions to our selling stock to Manchester Securities Corporation under the October 4, 1999 agreement may not be satisfied;
            -   our ability to collect our accounts receivable.

        * SINCE OUR YEAR 2000 COMPLIANCE VERIFICATION EFFORTS ARE VIRTUALLY COMPLETE, THE ESTIMATED FUTURE EXPENDITURES FOR COMPLIANCE ACTIVITIES ARE INSIGNIFICANT. Failure of third-party equipment to operate properly in the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, operating results and financial condition. We have verified Year 2000 compliance with third party suppliers of the components we use in our products. However, we have limited or no control over the actions of these third-party suppliers. The failure of these suppliers to properly address their internal systems and components could cause a material disruption to our business. To the extent our customers use third party software and other products that are not Year 2000 compliant, it could adversely affect their business, operating results and financial condition. We do not have nor is it possible to obtain any insurance policy providing material coverage for potential injuries or damages related to or caused by the Year 2000 issue.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have material exposure to quantitative and qualitative market risks because it does not own any risk sensitive financial instruments.

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                    On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and certain of its officers and directors. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 - March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel.

                    There has been no discovery to date and no trial is scheduled in any of these consolidated actions. We believe that we have meritorious defenses to the actions and intend to defend the vigorously. However, if we do not obtain a favorable resolution of the claims set forth in the actions it could have a material adverse effect on our business, results of operations and financial condition, which cannot be reasonably estimated.


ITEM 2.   CHANGES IN SECURITIES

                    On June 30, 1998, we sold 16,000 shares of newly issued Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to acquire 174,464 shares of Common Stock to two investors affiliated with Credit Suisse First Boston and Castle Creek Partners. The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

                    The Series C Preferred is convertible at the election of the holder into shares of Common Stock beginning six months after issuance. As of November 3, 1999, all 16,000 shares of the Series C Preferred had been converted into 5,174,493 shares of Common Stock leaving no outstanding shares of Series C Preferred. The average conversion price for shares of Series C Preferred previously converted was $3.09 per share of Common Stock. A more comprehensive description of the rights and preferences of the Series C Preferred is contained in the Company's Report on Form S-3 dated August 14, 1998 and August 6, 1999 as well as Form 8-K filed with the Commission on July 15, 1998. A copy of the Certificate of Designation of Series C Preferred Stock is filed as an exhibit to the Report on Form 8-K.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999:

          10.1 Employment Agreement between Secure Computing Corporation and Carr Biggerstaff dated July 2, 1999.
          10.2 Employment Agreement between Secure Computing Corporation and Craig Caudill dated October 1, 1999.
          27.1      Financial Data Schedule

          Copies of Exhibits will be furnished upon request and payment of our reasonable expenses in furnishing the Exhibits.

(b)       REPORTS ON FORM 8-K

          We filed a report on Form 8-K dated October 8, 1999, reporting an agreement to sell Common Stock under item 5 thereof. The agreement provides for the sale from time to time over the next two years of up to $25 million in Common Stock to Manchester Securities Corporation.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SECURE COMPUTING CORPORATION


DATE: November 9, 1999                 By: \s\ Timothy P. McGurran
                                          --------------------------------------
                                          Timothy P. McGurran,
                                           Senior Vice President of Operations
                                             and Chief Financial Officer
                                           (Duly authorized officer and
                                           Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                       DESCRIPTION                           PAGE
-------                       -----------                           ----

 10.1     Employment Agreement between Secure Computing
          Corporation and Carr Biggerstaff dated July 2,
          1999.                                             FILED ELECTRONICALLY

 10.2     Employment Agreement between Secure Computing
          Corporation and Craig Caudill dated October 1,
          1999.                                             FILED ELECTRONICALLY

 27.1     Financial Data Schedule                           FILED ELECTRONICALLY