Form 10-K405
period 1999-12-31
SECURE COMPUTING CORP
filed 2000-03-29
CIK 1001916

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

                         COMMISSION FILE NUMBER 0-27074

                                ----------------

                          SECURE COMPUTING CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              52-1637226
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    ONE ALMADEN BLVD., SUITE 400,
        SAN JOSE, CALIFORNIA                                         95113
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:             (408)918-6100

                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                ----------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 22, 2000 was $553,131,545 based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

     As of March 22, 2000, the Registrant had 24,180,614 shares of Common Stock issued and outstanding which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 11, 2000 for the year ended December 31, 1999 are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS..............................................................1

ITEM 2. PROPERTIES............................................................14

ITEM 3. LEGAL PROCEEDINGS.....................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................14

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS...............................................15

ITEM 6. SELECTED FINANCIAL DATA...............................................16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........21

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................22

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................23

ITEM 11. EXECUTIVE COMPENSATION...............................................23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......23

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................23

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....24

                                     PART I

         Forward looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A number of risks and uncertainties, including those discussed under the caption "Certain Factors that May Affect Future Results" in this Form 10-K and the documents incorporated by reference herein could affect such forward-looking statements and could cause actual results to differ materially from the statements made.

         In this Annual Report on Form 10-K, "Secure Computing", "we", "us" and "our" refer to Secure Computing Corporation.

ITEM 1. BUSINESS

         We develop and sell computer software products and services designed to provide secure extranets for organizations engaged in electronic business.

         Our mission is to be the leading provider of safe, secure extranets for e-business. The challenge for organizations doing electronic business (e-business) is to provide application and network solutions that let growing numbers of users access business systems, safely and privately - in short, to provide a secure extranet. This is a change from the traditional information system security goal of keeping external users out of internal business systems. Our secure extranet solutions combine impenetrable perimeter defense for business networks with scalable, authenticated Web and application access control so that an organization may conduct business safely with growing numbers of customers, employees, partners and suppliers.

         We are the first security company to recognize the global need for integrated e-business security solutions capable of addressing broad network security and productivity concerns. With the development of new technology and the acquisition of leading identification/authentication and URL filtering companies, we quickly moved from being a provider of access control devices only, to being a provider of a complete integrated security solution across the enterprise.

         Our clients operate some of the largest and most sensitive networks in the world. We have always worked closely with these clients, which include major corporations and agencies of the US government, to deliver the utmost in security and innovative new features. When our customers buy a Secure Computing solution, they are getting the benefit of these relationships and experience that no other commercial security vendor can match.

         We are one of the foremost information security companies in the world with almost 20 years in the industry. Over the years, we invented many of the technologies and standards that now underlie information security. In 1995, we introduced the world's first truly secure proxy-based firewall, Sidewinder(TM). In 1996, we acquired the two market leading access control products - SafeWord(TM) authentication and authorization, and SmartFilter(TM) URL filtering. These three products are converging to become a complete, secure extranet solution for e-business.


INDUSTRY BACKGROUND

         Enterprise computing has evolved over the past 25 years from mainframe computers supporting a number of terminals to networks of interconnected servers and personal computers. As the cost of computing has decreased, organizations have increasingly begun to connect personal computers into networks allowing them to share data, resources and applications within work groups. As network technology has advanced, these geographically dispersed local-area networks have been connected into wide-area networks. The advance of networking standards such as Transmission Communication Protocol/Internet Protocol (TCP/IP) has enabled a broad range of computer applications. These applications include:

     * remote/branch office access to home office computer systems/applications;

     *   e-mail;

     *   electronic commerce, payment processing, order transmission, etc.;

     *   video conference and data application sharing;

     *   electronic software distribution; and

     *   mobile computing/Internet access.

ELECTRONIC BUSINESS

         Electronic business (e-business) can be broadly defined as activities over a shared network that facilitate and expose the internal business systems and applications of an organization to an external network, such as the Internet. This definition encompasses activities such as electronic trading of goods and services, online delivery of digital content, electronic fund transfers and share trading, electronic bills of lading, commercial auctions, collaborative design and engineering, online sourcing, public procurement, direct consumer marketing, and after-sales service.

         One key reason organizations are moving rapidly to e-business is the direct interaction between the e-business and suppliers, customers and partners. This direct interaction lowers costs and eliminates many process delays. Market expansion for e-business solutions is driven by the realization of lower purchasing costs, reductions in inventories, lower cycle times, more efficient and effective customer service, lower sales and marketing costs, and new sales opportunities. A well-designed e-business gives any organization a competitive advantage.

ELECTRONIC BUSINESS SECURITY ISSUES

         The move to Internet-based business processes brings speed and efficiency but it also exposes organizations and their partners to increased security risks of theft, downtime, espionage and embarrassment. In a 1999 survey published in INFORMATION SECURITY magazine, organizations deploying e-business systems were 57 percent more likely to have data leaks and 24 percent more likely to have unauthorized outsiders (hackers) in the systems. The average annual loss was more than two hundred fifty thousand dollars. To mitigate these risks, organizations moving to e-business must have solid and scalable security architecture, appropriate security policy and exceptional security products.

MARKET NEED AND STRATEGY

         There is tremendous market demand for fast, secure e-business systems. The pressure is on to deploy electronic business solutions now. Yet, organizations are finding that firewalls--traditionally configured--do not scale to meet e-business needs. The firewall provided first-generation Internet security, but was also a choke point in the network. Firewalls force everybody through a single point, where the firewall determines what network resources they can access. This approach falls apart when network access involves millions of users--and it is therefore not suitable for securing e-commerce and e-business. Secure Computing moves forward with a technology based on a new paradigm--one that understands the principles of e-business and is capable of establishing trusted relationships with vast numbers of users.

         Our strategy is to authenticate inbound users as they connect at secure gateways and direct them to applications that they are authorized to use, while applying any required firewall filtering services at the same time. We provide gateway/firewall clusters so millions of sessions can be managed seamlessly. Our authentication/authorization solution also scales to millions of users. Together, organizations can establish role-based security policies that define access control in real-time as users connect to the extranet for e-business. In addition, we include outbound (employee) Internet access control by filtering and blocking Web sites that are not authorized for employee use.

         Our goal is to help organizations maximize Internet productivity with the strongest network protection available, comprehensive manageability, and greater scalability and interoperability than any other access control gateway on the market along with the flexibility necessary to implement and enforce even the most complex security policies.

SECURE COMPUTING SOLUTIONS

SafeWord(TM)

         In an e-business site, the goal is to make it easy to allow an unlimited number of users safely into the organization's extranet. To scale to this kind of environment, it is necessary to authenticate users at the first point of contact with the network. Secure's authentication solution, SafeWord, authenticates and authorizes access to networks, hosts and applications while accounting for all actions. SafeWord works with a wide variety of authentication methods including hardware tokens, software tokens on personal computers, mobile phones and personal digital assistants (PDAs), and passwords. Additionally, a version of SafeWord is PKI-ready (Public Key Infrastructure) and will integrate with market-leading certificate authority solutions. The PKI-based version of SafeWord includes a virtual smart card server for organizations that have not deployed smart card readers, but need to support smart card enabled applications with all of the safety and benefits of smart cards.

         E-business solutions are frequently based on Web access to business information systems. For this reason, SafeWord includes a variety of Web Access Control agents for the market-leading Web servers such as Microsoft, Netscape and Apache. In addition, SafeWord includes access control agents for environments such as Citrix, as well as for all major host platforms. The SafeWord agent SDK can be used to construct access control agents for custom and proprietary applications. SafeWord agents enable authentication, authorization, and access activity logging for accountability.

         SafeWord integrates to network access control gateways such as Sidewinder firewall using the RADIUS standard. RADIUS is an industry standard that is in every Cisco router and virtually every router shipped by major corporations since 1992. SafeWord can communicate with any RADIUS-compliant device on the extranet to authenticate the connecting user at the first moment of contact. This lets customers continue to scale their authentication and authorization capabilities, regardless of how big the extranet grows.

Sidewinder(TM)

         Sidewinder firewall and virtual private networking gateway is the industry's most secure and scalable solution. It differs from other high-end gateways and traditional firewalls because the technology is built on the highly secure and optimized SecureOS(TM) operating system, based on Secure Computing's patented Type Enforcement(TM) technology. Type Enforcement implements the twin strategies of least-privilege access and isolation, protecting the trusted network from untrusted public networks, intranets and extranets--while still enabling access on the broad scale required by e-business. Using this technology, Sidewinder provides unrivaled security and perimeter defense, and the management tools and access controls necessary to give organizations the flexibility they need to implement and enforce the most complex network security policies.

         Sidewinder is designed for maximum performance and scalability. Multiple Sidewinder firewalls can be clustered together providing load balancing and high availability. Also, Sidewinder is the first enterprise firewall to commercially integrate and dynamically configure the Intel(R) Internet Exchange(TM) (IX) architecture using the Intel Policy Accelerator 100 card, increasing throughput and performance by offloading traffic filtering from the main processors to the specialized PA-100 hardware.

SmartFilter(TM)

         SmartFilter is a network-based URL filtering solution that is designed to work in conjunction with a proxy server or firewall to manage Web access for an organization. We've designed SmartFilter as a business tool to enable organizations to establish and enforce Web access policies for liability control and preservation of network bandwidth.

         SmartFilter uses the access enforcement mechanism built in to popular proxy servers such as Microsoft Proxy Server, Netscape Proxy Server and SQUID proxy server popular at many Internet Service Providers (ISPs). It can also be configured to run with our Sidewinder firewall, and is included as a standard feature with Sidewinder.

Services

         Our services are designed to assist our customers during all states of network implementation. Our types of services are summarized below:

SecureSupport(TM)

         SecureSupport provides expert customer support through e-mail, the Web or telephonically. Service options are tailored for each of our network security products. Support is provided on a constant basis worldwide (24 hours a day, 7 days a week), reflecting the mission-critical nature of our solutions.

         Customers may purchase software support and upgrade service for an annual fee. When necessary, we provide software updates and technical support through program fix releases to customers to fix bugs or to provide enhancements to existing software features.

         We provide limited hardware and software warranties to users for one year from acceptance of a product. In many instances, our warranties are in turn supported by warranties we receive from our manufacturers and suppliers.

Training Services

         We provide extensive product and network training around the world for customers and partners. These services help our customers and partners configure, integrate and maintain our products as part of a comprehensive e-business solution.

ADVANCED TECHNOLOGY CONTRACTS

         From the early days of Secure Computing, we have engaged in research and development of information security technology and products by acquiring and executing contracts with departments and agencies of the United States government, including Defense Advanced Research Projects Agency (DARPA), the National Security Agency (NSA) and the Department of Energy (DOE). Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of the commercial sector. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes.

         The majority of our contracts require that we perform specified services, for which we are reimbursed for actual cost plus a fee. Under these cost-reimbursement contracts, we have the ability to recoup all legitimate costs associated with the performance of the contract. In some instances, we accept firm fixed price contracts. Under the terms of this type of contract, we bear the risk of increased or unexpected costs beyond the scope of the contract. These increased costs may reduce our profitability. The cost-reimbursement contracts generally are also subject to termination at the convenience of the applicable government agency. If a contract is terminated, we typically are reimbursed for our costs to the date of its termination plus the cost of an orderly termination and are paid a portion of the fee. Our United States government contracts are subject to audit by the Defense Contract Audit Agency
(DCAA). The DCAA has periodically audited our contracts without any material cost disallowances.

CUSTOMERS

Our commercial and government customers are typically larger organizations who must deal with numerous employees, partners, customers and suppliers. Commercial accounts include more than half of the Fortune 100 and major U.S. government agencies such as the Department of Defense and Department of Energy.

         Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Western Europe, Japan, and the Pacific Rim.

SALES

         We sell our products and services through both indirect and direct channels, using a worldwide sales organization of approximately 55 individuals as of March 22, 2000. For 1999, sales to major end-users comprised 62% of total product sales, while indirect channel sales comprised the remaining 38%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators and original equipment manufacturers
(OEMs).

         Our sales strategy is a hybrid high-touch model designed to reduce possible channel conflicts and allow the end-user to decide how best to acquire our products. Our direct sales teams work closely with our channel partners to ensure that the customer wins.

         We have a high-profile United States federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The United States government continues to be the world's largest buyer of security products and this continues to be a strong market for us.

         International sales accounted for 11% of total revenue during 1999. Major foreign markets for our products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products in the years ahead. The following table summarizes information about our international and domestic sales and operations:

                                                              YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                            1999*        1998*        1997
--------------------------------------------------------------------------------------------
REVENUES:
   United States products and services sales ......     $ 19,631     $ 36,522     $ 18,171
   International products and services sales ......        2,915       14,978       15,032
   Government contracts ...........................        4,567        9,942       13,773
                                                     ---------------------------------------
                                                        $ 27,113     $ 61,442     $ 46,976
                                                     =======================================

IDENTIFIABLE ASSETS:
   United States operations .......................     $ 24,897     $ 53,463     $ 28,905

   International operations .......................          932          885        2,149
                                                     ---------------------------------------
                                                        $ 25,829     $ 54,348     $ 31,054
                                                     =======================================

*Includes significant charges of $11.7 million in 1999 and restructure charges of $7.8 million in 1998. See Item 7 for a full description of these charges.

MARKETING

         We market our products to prospects worldwide using a variety of programs. Dedicated marketing personnel are based primarily in our corporate headquarters in San Jose, California. They create and implement marketing programs in each of our major functional market areas -- corporate marketing for company and brand awareness, product marketing and partner marketing. As of March 22, 2000, we had approximately 22 marketing employees.

         We use comprehensive targeted marketing programs to generate sales leads and brand awareness. Programs include:

*    direct marketing;

*    Web marketing;

*    advertising;

*    seminars and trade shows; and

*    ongoing customer, channel and partner communications programs.

         An active public relations program ensures that we receive appropriate press coverage for our various programs and announcements as well as obtaining product reviews and speaking engagements. In addition to the marketing programs, we stimulate interest and demand about our e-business solutions through our Web site, providing white papers, newsletters and technical notes. Several of our senior technical staff contributes articles to industry periodicals, further extending our ability to educate the industry about e-business and extranet security.

         Through our partnering programs we enter strategic marketing and selling relationships with various notable vendors of communications, security, and network management products or managed services. These partners recommend our products along with their products in helping customers build a security solution. The potential increase in revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances, and significant costs incurred in customizing our products. Although we do not intend that such relationships be exclusive, we may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent we become dependent on actions by such parties, we could be adversely affected if the parties fail to perform as expected. To minimize our risk, we often set minimum quotas with our customers as a condition of exclusivity.

COMPETITION AND MARKET CONSOLIDATION

         The market for e-business security products is intensely competitive and characterized by rapid technological change. While we are early to market, we believe that competition in this market is likely to persist and to intensify as a result of increasing demand for e-business products. Each of our individual products competes with a different group of competitors and products. The principal competitors for our existing solutions are:

*    Active Card S.A.;

*    Axent Technologies Ltd.;

*    CheckPoint Software Technologies Ltd.;

*    JSB Software;

*    Network Associates; and

*    RSA Security Inc.

         In the future, we may also face competition from these and other parties who develop or acquire e-commerce and network security products based upon approaches similar to or different from those we employ. There are no guarantees that our approach will dominate the market for e-commerce security products. While we believe that we do not compete against manufacturers of other classes of security products (such as encryption) due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

         Current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, it could materially and adversely affect the financial condition or results of our operations.

         The trend toward large-scale e-commerce and e-business security solutions may result in a consolidation of the market around a smaller number of vendors who are able to provide the necessary breadth of products and services. In the event that we are unable to internally develop all of the products needed for a complete secure e-business solution, we may need to acquire such technology, or be acquired by a larger entity. However, there is no assurance that, in the event that we are not able to internally develop all of the products needed for an enterprise-wide security solution, we will be able to acquire or merge with other entities on terms favorable to us and our stockholders.

BACKLOG

         Our backlog for commercial products at any point in time is not significant since products are shipped on receipt of order. We do not believe that our commercial backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a substantial majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced or canceled with little or no penalty.

         Our backlog relating to Advanced Technology contracts as of February 29, 2000, was approximately $3.4 million, compared to $2.7 million as of February 28, 1999. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which our government customers have actually committed to compensate us. As of February 29, 2000, approximately $3.0 million of our government contract backlog was funded, compared to $2.2 million as of February 28, 1999.

MANUFACTURING

         Our manufacturing operations consist primarily of light assembly and packaging associated with our software products. We use subcontractors to duplicate our software media and print our user documentation and product packaging. We then assemble the final software products at our facilities in St. Paul, Minnesota. We also perform some limited hardware manufacturing operations which consist of purchasing hardware components, final assembly and testing. Hardware components include commercially available computers, memory, monitors and third-party peripherals.

         The majority of the materials used in our manufacturing operations are industry standard parts that are widely available. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (PCs, computer peripherals, memory disk drives, and storage devices). Interruptions or delays in shipments of software supplies, certain computer systems or peripherals could materially and adversely affect the results of operations.

         Our SafeWord product line includes a small token, that is available in various designs, which is used for user authentication. We have two subcontractors for these tokens: ReachOut Ltd., an electronics assembly manufacturer located in the People's Republic of China, and Lan Plus, Inc., a California company with manufacturing facilities located in Taiwan. While we have generally been able to obtain adequate supplies of these products in a timely manner, delays, interruptions in supply, or a significant increase in manufacturing costs could materially and adversely affect the results of operations.

RESEARCH AND DEVELOPMENT

         Our internal engineering staff performs internal development of new products and features. Of Secure Computing's approximate total of 106 engineering employees at March 22, 2000, 23 held postgraduate degrees.

         We intend to keep our products broadly compatible with a variety of host computer configurations, other information security products and other applications. In addition, we will introduce new products as market demand develops for such products. We design our products so that they support emerging security standards, such as the PKIX and PKCS Public Key Infrastructure standards, the IP Security Option (IPSec), and the Lightweight Directory Access Protocol (LDAP).

         We will continue to seek government research and development contracts to maintain our high technology base. We currently have research and development contracts with government agencies, including the DARPA, the DOE, and the NSA. These contracts address information security for operating systems, new firewall architectures, authentication technologies, security for middleware, and security policy definition and management. We will continue to pursue additional contracts with these and other government organizations.

PATENTS AND PROPRIETARY TECHNOLOGY

         We rely on patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We currently hold 19 patents and have 18 patent applications pending in the United States relating to computer security software and hardware products. We have also filed patent applications in the European Union, Canada, Israel, Australia, Japan, Germany, and the United Kingdom. We believe that our patents are broad and fundamental to information security computer products. While we believe that the pending applications relate to patentable devices or concepts, there are no guarantees that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated or circumvented. In addition, there are no guarantees that the rights granted under a patent or under licensing agreements will provide competitive advantages to Secure Computing.

         Our success depends, in part, upon our proprietary software and security technology. We also rely on trade secrets and proprietary expertise that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. There are no guarantees that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. In addition, under their contracts with Secure Computing, United States government agencies have the right to disclose certain technology developed with government funding to our competitors as part of the establishment by the government of second-source manufacturing arrangements or competitive bidding.

         We are not aware of any third-party claims that Secure Computing or our products have infringed a patent or other proprietary rights. However, the computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In the event that a third party were to make a claim of infringement against us, we could be required to devote substantial resources and management time to the defense of such claim, which could have a material adverse effect on our business and results of operations.

         We have received or applied for trademark protection in the United States for our SafeWord, SecureOS, SecureSupport, SecureZone, Sidewinder, SmartFilter, SofToken, Strikeback, Type Enforcement, "The 'I' in PKI", and "Safe secure extranets for e-business" trademarks.

REGULATION AND GOVERNMENT CONTRACTS

         Other than regulations generally applicable to businesses and regulations applicable to our government contracts described above under "Advanced Technology Contracts," we are not currently subject to direct regulation by any government agency. Currently, there are few laws or regulations directly applicable to access or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. In addition, the adoption of laws or regulations may slow the growth of the Internet, which could in turn decrease the demand for our products and increase our cost of doing business or otherwise have an adverse effect on our business, operating results or financial condition.

EMPLOYEES

         At March 22, 2000, Secure Computing had approximately 310 employees. No employee of Secure Computing is represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS

         Our executive officers, and their ages as of February 29, 2000, are as follows:

    DIRECTORS         AGE      POSITION WITH SECURE COMPUTING CORPORATION
-----------------     ---      ------------------------------------------
John McNulty          53    Chief Executive Officer and Chairman of the Board
Timothy McGurran      37    Senior Vice President of Operations and Chief
                            Financial Officer Senior Vice President of
                            Marketing, Business Development and
Carr Biggerstaff      44    Strategic Planning

         JOHN McNULTY is our Chairman and Chief Executive Officer. Mr. McNulty first joined us as President and Chief Operating Officer on May 3, 1999, and assumed the positions of Chairman of the Board and Chief Executive Officer on July 1, 1999. From 1997 until joining us, he served as Senior Vice President Sales, Services, and Business Development at Genesys Telecommunications Laboratories, a leading independent software company in the computer telephony integration environment. Mr. McNulty was also previously with Intel Corporation, the world's leading semiconductor manufacturer, where he held a number of positions, including Director of Marketing and Business Development for the Enterprise Server Group, which he launched.

         TIMOTHY P. MCGURRAN has been the Senior Vice President of Operations and Chief Financial Officer of Secure Computing since May 1996. Mr. McGurran was at Ernst & Young LLP from December 1984 to May 1996, where his last position was Senior Manager.

         CARR BIGGERSTAFF has been the Senior Vice President of Marketing, Business Development and Strategic Planning since July 6, 1999. From 1997 to 1995, Mr. Biggerstaff was CIO and Vice President of Strategic Programs at Genesys Telecommunications Laboratories. He has been the senior IT executive for both services and manufacturing companies, a consulting manager with Arthur Andersen, the manager for emerging technologies in the Enterprise Server Group at Intel and the vice president of a sales and marketing agency.

         None of the executive officers is related to each other or to any other director of Secure Computing.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among other could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

         WE ARE EXPERIENCING OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY. We have incurred losses in the past. For example, for the year ended December 31, 1999 we had a net operating loss of $44.4 million and for the year ended December 31, 1998 we had a net operating loss of $4.9 million. We expect to continue to incur losses for at least the next four quarters. We may continue to incur losses thereafter. If these losses continue, our stock price may decline, which could cause you to lose part or all of your investment.

         IF OUR EXISTING FINANCING SOURCES AND OTHER SOURCES ARE NOT AVAILABLE WE MAY NOT HAVE SUFFICIENT CASH TO SATISFY WORKING CAPITAL REQUIREMENTS. On January 26, 2000, we entered into an agreement with Westgate that gives us the right, and under certain circumstances the obligation, to sell a total of $17,500,000 of Series E preferred stock to Westgate in two tranches on or before November 1, 2000. This arrangement with Westgate and our previous sale of Series D preferred stock are intended to replace the October 4, 1999 common stock investment agreement with Manchester Securities Corp. which has been terminated. As of the date of this annual report on Form 10-K, we have sold 8,750 shares of Series E preferred stock to Westgate under this agreement with gross proceeds to us of $8,750,000. As of March 17, 2000, 7,323 shares of the Series E preferred stock had been converted into 606,416 shares of common stock. We believe our current cash balances and the additional financing resources in the put/call agreement with Westgate are sufficient to satisfy our working capital requirements for at least the next 12 months. At the time we need cash, however, our arrangement with Westgate, may not be available. Our right and obligation to sell to Westgate is subject to a number of conditions and limitations. The conditions include, for example, a requirement that our representations and warranties contained in the put/call agreement must be accurate and our stock must be listed for trading. The limitations include, for example, a requirement that we cannot require Westgate to purchase any amount of stock in excess of 6% of our market capitalization in any tranche and we cannot sell stock to Westgate if the market price of our common stock is less than $5.00. If any of the conditions are not satisfied or if any of the limitations are exceeded, we may not be able to raise working capital by selling additional shares of Series E preferred stock to Westgate.

         The risk to us is that at the time we will need cash, the arrangement with Westgate may be unavailable or insufficient to meet our cash needs. Moreover, financing from other sources may not be available on satisfactory terms or at all. For example, we currently do not have a line of credit, and one might not be available. Our failure to obtain financing could result in our insolvency and the loss to investors of their entire investment in our common stock.

         DELAYS IN PURCHASES MATERIALLY REDUCED OUR REVENUES DURING 1999 AND WILL LIKELY CONTINUE TO REDUCE OUR REVENUES INTO EARLY 2000. In recent months we have experienced delays in customer purchasing decisions. In the private sector the delays result from year 2000 compliance concerns and lengthening of the sales cycle resulting from increases in enterprise-wide transactions. Enterprise-wide transactions typically involve complex sales of bundled security products. Our customers take longer to reach purchasing decisions for these enterprise-wide transactions, thus slowing our sales cycle. In the government sector delays have related to the conflict in Kosovo. We believe the conflict in Kosovo has caused government agencies to focus government spending on matters related to the Kosovo conflict rather than our products and services. We believe that these delays, particularly year 2000 related delays, will continue to adversely affect our revenues through the first half of 2000. However, we have not been able to determine the extent of this reduction in revenues.

         THE CONVERSION OF THE SERIES E PREFERRED STOCK SOLD PURSUANT TO THE PUT/CALL AGREEMENT WITH WESTGATE WILL HAVE A DILUTIVE IMPACT ON OUR SECURITY HOLDERS. The number of shares of common stock that may ultimately be issued upon conversion of shares of Series E preferred stock is presently undeterminable because the conversion price of the Series E preferred stock is based, in part, on the price of the common stock around the time of the conversion. Assuming a conversion price of $20.00 per share, conversion of all of the 10,177 shares of Series E preferred stock currently outstanding and authorized for issuance would result in the issuance of approximately 508,850 shares of common stock. This represents about 2% of our outstanding common stock based on the number of shares outstanding as of the date of the put/call agreement.

         The number of shares issuable upon conversion of the Series E preferred stock will increase as the price of our common stock drops. For example, if the price of our common stock drops to $5.00 per share, assuming the remaining 10,177 shares of Series E preferred stock are converted (as of March 1, 2000, 7,323 shares of the Series E preferred had been converted into 606,416 shares of common) we would issue 2,035,400 shares of common stock. This would represent approximately 9% of our outstanding common stock based on the number of shares outstanding as of January 31, 2000. This may in turn place additional downward pressure on the price of our common stock.

         COMPETITION FROM COMPANIES PRODUCING ENTERPRISE NETWORK AND DATA SECURITY PRODUCTS COULD REDUCE OUR SALES AND MARKET SHARE. Our principal products are network and data security products which enable organizations to conduct electronic business safely and confidentially. Because the market for these products is highly competitive it may be difficult to significantly increase our market share and our share may actually decline.

         Our customers' purchase decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, the ability to increase the number of individuals using our software simultaneously and the flexibility of our software. If a competitor can offer our customers a better solution in these areas and we are unable to rapidly offer a competitive product we may lose customers. Additionally, barriers to entry into our market are relatively low, and competitors could offer new solutions rapidly and at relatively low costs. This could lead to increased price pressure, reduced margins and a loss of market share.

         MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER FINANCIAL, MARKETING, TECHNICAL AND OTHER COMPETITIVE RESOURCES THAN WE HAVE. Our most significant competitors currently include:

*    ACTIVCARD S.A.;

*    AXENT TECHNOLOGIES LTD.;

*    CHECKPOINT SOFTWARE TECHNOLOGIES LTD.;

*    JSB SOFTWARE;

*    NETWORK ASSOCIATES, INC.; AND

*    RSA SECURITY, INC.

         Our larger actual and potential competitors may be able to leverage an installed customer base and/or other existing or future enterprise-wide products, adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, we may lose product sales to these competitors because of their greater name recognition and reputation among potential customers.

         Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise-wide security products including Microsoft Corporation, Sun Microsystems, Inc., Lucent Technologies, Inc., Nortel Networks, 3Com Corporation, Cisco Systems, Inc., and Novell, Inc. If any of those potential customers begin to offer enterprise-wide security systems as a component of their hardware, demand for our software could decrease. Ultimately, approaches other than ours may dominate the market for enterprise network and data security products.

         OTHER VENDORS MAY INCLUDE PRODUCTS SIMILAR TO OURS IN THEIR HARDWARE OR SOFTWARE AND RENDER OUR PRODUCTS OBSOLETE. In the future, vendors of hardware and of operating system or other software may continue to enhance their products or bundle separate products to include functions that are currently provided primarily by network security software. For example, a group of companies, including Microsoft, IBM, Compaq, and Hewlett-Packard, recently formed an alliance for the purpose of developing standard security specifications. We may be at a competitive disadvantage if any such standards gain market acceptance and are adopted by competitors and if we are unable to take advantage of such standards. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features was comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new network security and management products to further enhance operating systems or other software and to replace any obsolete products.

         TECHNOLOGY IN THE ENTERPRISE NETWORK AND DATA SECURITY MARKETS IS CHANGING RAPIDLY, AND IF WE FAIL TO DEVELOP NEW PRODUCTS WHICH ARE WELL ACCEPTED, OUR MARKET SHARE WILL ERODE. To compete successfully we must enhance our existing products and develop and introduce new products in a timely manner. Our net sales and operating results could be materially affected if we fail to introduce new products on a timely basis. The rate of new network and data security product introductions is substantial, and security products have relatively short product life cycles. Our customer requirements and preferences change rapidly. Our net sales and operating results will be materially affected if the market adopts as industry standards solutions other than those we employ. In addition, a portion of our basic research efforts are funded by government contracts. If those contracts are terminated for any reason, it could reduce our new product stream, which could materially reduce our net sales and operating results.

         IF THE USE OF PUBLIC SWITCHED NETWORKS SUCH AS THE INTERNET DOES NOT CONTINUE TO GROW, OUR MARKET AND ABILITY TO SELL OUR PRODUCTS AND SERVICES WILL BE LIMITED. Our sales also depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. If the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces are not developed, or, if developed, these networks do not become and continue to be viable commercial marketplaces, our net sales and operating results could suffer.

         OUR PRODUCT LINE IS NOT DIVERSIFIED, AND ANY DROP IN THE DEMAND FOR NETWORK AND DATA SECURITY PRODUCTS WOULD MATERIALLY HARM OUR BUSINESS. Substantially all of our revenue comes from sales of enterprise network and data security products, and related services. We expect this will continue for the foreseeable future. As a result, if for any reason our sales of these products and services are impeded, our net sales and operating results will be significantly reduced. The same would occur if we face difficulties or delay in diversifying our product offerings to lessen our dependency on those products.

         OUR STOCK PRICE AND OUR QUARTERLY OPERATING RESULTS ARE HIGHLY VOLATILE, WHICH MAY IMPAIR OUR ABILITY TO RAISE MONEY AND CAUSE OUR INVESTORS TO LOSE MONEY. The price of our common stock, like that of many technology companies, has fluctuated widely. In addition, our revenues and operating results have fluctuated significantly from period to period, which tends to increase the volatility of our common stock price. We expect that our quarterly results will continue to fluctuate significantly. Fluctuation in our results and stock price may cause our investors to lose money and impair our ability to raise additional capital. Factors that may affect stock price volatility include:

*    UNEXPECTED FLUCTUATIONS IN OPERATING RESULTS;

* SECURE COMPUTING OR ITS COMPETITORS ANNOUNCE TECHNOLOGICAL INNOVATIONS OR NEW PRODUCTS;

* DEVELOPMENTS WITH RESPECT TO OUR PATENTS OR OTHER PROPRIETARY RIGHTS OR THOSE OF OUR COMPETITORS;

* OUR ABILITY TO SUCCESSFULLY EXECUTE OUR BUSINESS PLAN AND COMPETE IN THE NETWORK SECURITY INDUSTRY; AND

*    ANALYST REPORTS AND MEDIA STORIES.

         QUARTERLY REVENUES AND OPERATING RESULTS DEPEND ON THE VOLUME AND TIMING OF ORDERS RECEIVED, WHICH MAY BE AFFECTED BY LARGE INDIVIDUAL TRANSACTIONS AND WHICH SOMETIMES ARE DIFFICULT TO PREDICT. Historically we have recognized a substantial portion of our license revenues in the last week of each quarter. This increases our uncertainty about the results of any given quarter. Our quarterly operating results may vary significantly depending on a number of other factors, including:

* THE TIMING OF THE INTRODUCTION OR ENHANCEMENT OF PRODUCTS BY US OR OUR COMPETITORS;

*    THE SIZE, TIMING AND SHIPMENT OF INDIVIDUAL ORDERS;

*    MARKET ACCEPTANCE OF NEW PRODUCTS;

*    CHANGES IN OUR OPERATING EXPENSES;

*    PERSONNEL CHANGES, MIX OF PRODUCTS SOLD; AND

* CHANGES IN PRODUCT PRICING, AND DEVELOPMENT OF OUR DIRECT AND INDIRECT DISTRIBUTION CHANNELS.

         THE SALES CYCLE FOR OUR PRODUCTS IS LONG AND WE MAY INCUR SUBSTANTIAL EXPENSES AND INVENTORY FOR SALES THAT DO NOT OCCUR WHEN ANTICIPATED. Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, our product revenue in any period substantially depends on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

         If customer demand falls below anticipated levels, it could seriously harm our operating results. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. Recently, we have experienced a lengthening of our sales cycle as a consequence of increases in enterprise-wide transactions. We believe that an increase in enterprise-wide purchasing involving extensive bundling of security products causes this extension of the sales cycle.

         IF OUR PRODUCTS FAIL TO FUNCTION PROPERLY OR ARE NOT PROPERLY DESIGNED, OUR REPUTATION MAY BE HARMED AND CONSUMERS MAY MAKE PRODUCT LIABILITY AND WARRANTY CLAIMS AGAINST US. Our customers rely on our information security products to prevent unauthorized access to their networks and data transmissions. These customers include major financial institutions, defense related government agencies protecting national security information, and other large organizations. These customers use our products to protect confidential business information with commercial value far in excess of our net worth. Therefore, if our products malfunction or are not properly designed we could face warranty and other legal claims, which may exceed our ability to pay. We seek to reduce the risk of these losses by attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance. However, these measures may ultimately prove ineffective in limiting our liability for damages.

         In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or data security at one of our customers could harm the market's perception of our products and our business. The harm could occur regardless of whether that breach is attributable to our products.

         We also face the more general risk of bugs and other errors in our software. Software products often contain undetected errors or bugs when first introduced or as new versions are released, and software products or media may contain undetected viruses. Errors or bugs may also be present in software that we license from third parties and incorporate into our products. Errors, bugs or viruses in our products may result in loss of or delay in market acceptance, recalls of hardware products incorporating the software or loss of data. Our net sales and operating results could be materially reduced if we experience delays or difficulties with new product introductions or product enhancements.

         UNDER THE TERMS OF OUR FINANCINGS WE MAY BE REQUIRED TO MAKE COMPENSATORY PAYMENTS WHICH WOULD MATERIALLY AFFECT OUR CASH POSITION AND BUSINESS. Under the terms of the agreement with the holders of common stock issued upon conversion of our Series C preferred stock, we are subject to a number of ongoing obligations. For example, our stock must be quoted on the Nasdaq Stock Market, or listed on the New York Stock Exchange or the American Stock Exchange. Additionally, we must maintain the effectiveness of the registration statement covering the resale of the common stock issued upon conversion of the Series C preferred stock. If we fail to satisfy our ongoing obligations we are subject to compensatory payments. The potential compensatory payment generally consist of a cash payment equal to 1.5% per month of the stated value of the Series C preferred stock and/or a downward adjustment to the conversion price of the Series C preferred stock. For example, in September 1999, one of our holders of Series C preferred stock claimed that we were not in compliance with our obligations. We issued 42,100 shares of common stock in full satisfaction of this claim. The risk to us is that if the holders of any of the common stock issued upon conversion of the Series C preferred stock are successful in imposing such compensatory payments, our cash could be depleted and/or our stockholders could be diluted by the issuance of additional stock.

         In addition, we may also be required to make compensatory payments which would materially affect our cash position and business under the terms of the Series D preferred stock financing and our Series E preferred stock financing. Under the terms of the agreements with Westgate, we are subject to a number of ongoing obligations. For example, our stock must be quoted on the Nasdaq Stock Market and the registration statements covering the resale of the common stock issued or issuable upon conversion of the Series D and Series E preferred stock must be effective. If we fail to satisfy our ongoing obligations we are subject to compensatory payments. The potential compensatory payments generally consist of a cash payment equal to approximately 1% of the purchase price of the preferred stock for the first 30 days that we fail to satisfy our obligations and 2% for each 30-day period thereafterThe risk to us is that our cash could be depleted if a stockholder is successful in imposing such compensatory payments.

         WE MAY BE REQUIRED TO REDEEM THE SERIES E PREFERRED STOCK AND WE CURRENTLY DO NOT HAVE SUFFICIENT FUNDS TO PAY FOR A REDEMPTION. We may be forced to redeem all of the Series E preferred stock, 1,427 shares of which are outstanding March 10, 2000, and 8,750 shares which are reserved for future issuance, upon the occurrence of certain events. Events that could trigger our obligation to redeem the Series E preferred stock include, for example, delisting of our common stock from the Nasdaq National Market, our failure to maintain the effectiveness of the registration statement covering the resale of the common stock issuable upon conversion of the Series E preferred stock or if there is a change in control of Secure Computing. Our operations could be materially and adversely affected by the cost of a redemption.

         IF WE LOSE A SIGNIFICANT CUSTOMER, WE WILL INCUR GREATER LOSSES. We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 20% of our products and services revenue in 1999. If we lose any of these customers and fail to replace the customer or fail to increase revenues from other customers, we will incur greater losses. Additionally, if our revenues from any of these customers are reduced, without an increase in revenues from other customers, we will incur greater losses.

         IF WE FAIL TO COLLECT AMOUNTS DUE FROM OUR CUSTOMERS ON A TIMELY BASIS, OUR CASH FLOW AND OPERATING RESULTS MAY SUFFER. Because the timing of our revenues is difficult to predict, and our expenses are often difficult to reduce in the short run, management of our cash flow is very important to us. Like most companies, we anticipate that a portion of the amounts owed to us will never be paid. However, if our actual collection of amounts owed to us is less than we have estimated, we will have less cash to fund our operations than we anticipated and our financial condition and operating results could be adversely affected.

         In addition, collection of amounts due us from sales to resellers and distributors generally takes longer than for other sales. Therefore, if our sales to resellers and distributors increase as a percentage of our total revenue, the average number of days it takes for us to collect amounts due from our customers may increase. If there is an increase in the time required for us to collect amounts due us, we will have less cash to fund our operations than we anticipated. This in turn could adversely affect our financial condition and operating results.

         We have taken and may from time to time take various forms of action to manage the amounts due us from customers, including selling the debt owed us to lenders at a discount and granting customer discounts in exchange for earlier payment.

         ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, DELAWARE LAW, COULD DISCOURAGE A TAKEOVER OR FUTURE FINANCING. The terms of our certificate of incorporation and share right agreement permit our Board of Directors to issue up to 2,000,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.

         The Board may authorize the issuance of preferred stock with voting or conversion rights that could materially weaken the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, provisions of Delaware law, our certificate of incorporation and bylaws, such as a classified board and limitations on the ability of stockholders to call special meetings, and provisions of our share rights agreement could delay or make more difficult a merger, tender offer, proxy contest or other takeover attempts.

         UNANTICIPATED COSTS AND DISALLOWANCE OF COSTS UNDER OUR GOVERNMENT CONTRACTS MAY HARM OUR BUSINESS. Under our government contracts, we bear the risk that increased or unexpected costs of providing our services may reduce our profit margin. Any material unanticipated costs could therefore harm our business. In addition, recoverable expenses previously billed by us are subject to review and audit by the Defense Contract Audit Agency (DCAA). If the DCAA disallows any of the costs we claim under our contracts, it could adversely affect our operating results. We have not previously experienced any material disallowance of costs respecting our government contracts.

         THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO DEVELOP OUR PRODUCTS AND MANAGE OUR BUSINESS IS EXTREMELY IMPORTANT AND OUR FAILURE TO DO SO COULD HARM OUR BUSINESS. We believe our success depends significantly upon a number of key technical and management employees. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, consulting, technical, financial, operations, marketing and management personnel. These personnel are particularly important to our research and development efforts, and to our growing professional service business, where we employ a large number of technical personnel holding advanced degrees and special professional certification. Competition for qualified personnel is intense and we expect it to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require. Our operating results and our ability to successfully execute our business plan will be adversely affected if we fail to retain and increase our key employee population.

         OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES. International sales are a substantial portion of our business. Although almost all of our sales are payable in U.S. dollars, several factors could make it difficult for customers from foreign countries to purchase our products and services, or pay us for obligations already incurred. Such factors include:

*    SEVERE ECONOMIC DECLINE IN ONE OF OUR MAJOR FOREIGN MARKETS; AND

* SUBSTANTIAL DECLINE IN THE EXCHANGE RATE FOR FOREIGN CURRENCIES WITH RESPECT TO THE U.S. DOLLAR.

         A decline in our international sales or collections of amounts due us from customers could materially effect our operations and financial conditions. In 1998, 24% of our total sales came from international sales. Of this 24%, Japan and Sweden accounted for the largest sources of foreign sales. In 1999, 11% of our total sales came from international sales. Of this 11%, the United Kingdom, Germany, Scandinavia and Japan accounted for the largest sources of foreign sales. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

         In addition, we face a number of general risks inherent in doing business in international markets, including, among others:

*    UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS;

*    TARIFFS AND OTHER TRADE BARRIERS;

*    POTENTIALLY GREATER DIFFICULTY IN COLLECTING AMOUNTS DUE US;

*    LONGER PERIODS OF TIME TO COLLECT AMOUNTS DUE US; AND

* A HIGHER RATE OF PIRACY OF OUR PRODUCTS IN COUNTRIES WITH A HIGH INCIDENCE OF SOFTWARE PIRACY.

ITEM 2. PROPERTIES

         We are headquartered in approximately 13,000 square feet of office space in San Jose, California. The annual rent for this facility is approximately $300,000. We have three separate facilities with a combined square footage of approximately 73,000 in St. Paul, Minnesota that are occupied by production, research and development, and administration with an annual base rent of $1,100,000. We have a research facility located in Concord, California that occupies 8,000 square feet at an approximate annual cost of $100,000. We occupy these premises under leases expiring at various times through the year 2006. Not included in the aforementioned space is 29,500 square feet that has been sublet. In support of our United States field sales and professional services organizations we also lease 12,000 sq. ft. of office space in Vienna, Virginia and Atlanta, Georgia with an approximate annual cost of $200,000. We also have foreign offices in London, England; Sydney, Australia; and Munich, Germany, with an annual cost of approximately $300,000.

ITEM 3. LEGAL PROCEEDINGS

         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and its present or former officers Jeffrey Waxman, Timothy McGurran, Patrick Regester, Gary Taggart, Howard Smith and Christine Hughes. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 to March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel. On January 7, 2000, plaintiffs served a consolidated corrected complaint. On February 14, 2000, defendants filed a motion to dismiss the complaint. Defendants' motion is scheduled to be heard on May 26, 2000.

         There has been no discovery to date and no trial is scheduled in any of these actions. We believe that we have meritorious defenses to these actions and intend to defend them vigorously. However, if we do not obtain a favorable resolution of the claims set forth in the actions it could have a material adverse effect on our business, results of operations and financial condition. We are currently unable to reasonably estimate the size or impact of such material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the three months ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is listed on the Nasdaq National Market. As of March 22, 2000, there were approximately 283 registered holders, which includes one holder of exchangeable shares, of our common stock. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name, and that there are approximately 13,420 beneficial owners. The low price and high price of our common stock during the last eight quarters, are as follows:

         ------------------------------------------------------------------
                                                     Low Price   High Price
                                                     ---------   ----------
         ------------------------------------------------------------------
         1998
         Quarter ended March 31, 1998..............   $8.00        $15.25
         Quarter ended June 30, 1998...............   $7.75        $13.75
         Quarter ended September 30, 1998..........   $6.38        $13.63
         Quarter ended December 31, 1998...........   $8.88        $22.50
         ------------------------------------------------------------------
         1999
         Quarter ended March 31, 1999..............   $9.94        $29.00
         Quarter ended June 30, 1999...............   $2.25         $6.75
         Quarter ended September 30, 1999..........   $2.31         $4.75
         Quarter ended December 31, 1999...........   $2.56        $14.38
         ------------------------------------------------------------------

         We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.


SALE OF UNREGISTERED SECURITIES

         On December 17, 1999, we sold 5,000 shares of Series D preferred stock to Westgate International L.P. for aggregate consideration of $5 million. On December 31, 1999, we sold 2,500 shares of Series D preferred stock to Westgate International L.P. for aggregate consideration of $2.5 million. On February 24. 2000, we sold 8,750 shares of Series E preferred stock to Westgate International L.P. for aggregate consideration of $8.8 million. Each share of the Series D preferred stock and the Series E preferred stock is convertible at the option of the holder into the number of shares of common stock equal to the liquidation preference of the preferred stock divided by the conversion price, as more specifically set forth in the Certificate of Designations related to the preferred stock.

         On November 10, 1999, we issued 42,100 shares of common stock in satisfaction of all obligations to one of the holders of our Series C preferred stock.

         The issuance of securities described in Item 5 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA

         The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements which are not included in this Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the fiscal year ended December 31, 1995 have been restated to give effect to the acquisition of Border Network Technologies, Inc. and Enigma Logic, Inc. in August 1996. You should read the data set forth below in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                    YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                            (In thousands, except per share amounts)
                                                 1999*          1998          1997          1996          1995
                                             --------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

  Revenue:
     Products and services ................    $  22,546     $  51,500     $  33,203     $  23,290     $  13,081
     Advanced technology contracts ........        4,567         9,942        13,773        16,972        14,849
                                             --------------------------------------------------------------------
         Total revenue ....................       27,113        61,442        46,976        40,262        27,930
  Gross profit ............................        8,332        41,290        28,210        21,465        13,079
  Acquisition costs .......................           --            --            --        13,069            --
  Operating income (loss) .................      (44,370)       (4,933)       (5,734)      (26,473)         (633)
  Net income (loss) .......................      (44,907)       (3,262)       (4,251)      (25,094)         (632)
  Net income (loss) per share:
                  Basic and diluted .......        (2.32)         (.20)         (.27)        (1.76)         (.05)

BALANCE SHEET DATA:

   Working capital ........................    $   7,297     $  34,017     $  17,175     $  18,886     $  34,292
   Total assets ...........................       25,829        54,348        31,054        37,775        44,261
   Long-term debt, less current
       portion and redeemable
       convertible preferred stock ........           --            --            --            --         1,879
   Stockholders' equity ...................       15,277        43,053        24,800        26,232        36,208

         * 1999 STATEMENT OF OPERATIONS DATA INCLUDES $11,729 IN SIGNIFICANT CHARGES. PLEASE REFER TO ITEM 7 FOR A DESCRIPTION OF THESE CHARGES.


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

         We base all forward-looking statements in this document on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors detailed in item 1 of this Form 10-K as well as the factors identified in Forward-Looking Statements below.

OVERVIEW

         We develop and sell computer network security products and services designed to provide secure extranets for organizations engaged in electronic commerce/business. Our products provide solutions to assure the integrity and security of transactions and communications over public networks such as the Internet. Our products can also be used to prevent unauthorized access to private corporate and government networks. Our products generally fall into two broad categories: (i) those intended to prevent unauthorized access to computer and network based data and information; and (ii) those intended to authenticate or identify network users and control access to resources or applications.

         PRODUCTS AND SERVICES. We market a range of interoperable, standards-based commerce security products and services to the global marketplace. Our customers include Fortune 500 companies, small branch offices, and government agencies, all of whom rely on our suite of network security solutions to maximize their productivity on the Internet without compromising information security. ADVANCED TECHNOLOGY CONTRACTS. From the time of our organization, we have been engaged in research and development of information security technology by acquiring and executing contracts with departments and agencies of the United States government.

         The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:


                                                 YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                              1999*       1998        1997
                                           ---------------------------------
     Revenue:
           Products and Services              83.2%       83.8%       70.7%
           Advanced technology contracts      16.8        16.2        29.3
    ------------------------------------------------------------------------
           Total revenue                     100.0       100.0       100.0
     Cost of revenue                          69.3        32.8        39.9
    ------------------------------------------------------------------------
           Gross profit                       30.7        67.2        60.1
     Operating expenses:
             Selling and marketing           109.6        38.8        43.6
             Research and development         40.5        12.2        18.6
             General and administrative       26.8         8.1         8.2
             Stock option expense             17.5         3.5         1.9
             Restructure expense                --        12.7          --
    ------------------------------------------------------------------------
           Total operating expenses          194.4        75.3        72.3
    ------------------------------------------------------------------------
           Operating loss                   (163.7)       (8.1)      (12.2)
             Interest and other income         1.3         0.8         1.1
    ------------------------------------------------------------------------
             Loss before income taxes       (162.4)       (7.3)      (11.1)
             Income tax benefit (expense)     (3.3)        2.0         2.1
    ------------------------------------------------------------------------
           Net loss                         (165.7)%      (5.3)%      (9.0)%
    ========================================================================

    * Includes $11.7 million in significant charges.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998.

         Significant additional expense charges of $11.7 million in aggregate are included in the 1999 statement of operations. These expenses relate to rationalizing our product line, refocusing on e-commerce products and streamlining our executive management structure. The following table compares the year ended December 31, 1999 statement of operations items including and excluding the significant additional expense charges:

                                              YEAR ENDED DECEMBER 31, 1999
                                        ---------------------------------------
                                           INCLUDING                 EXCLUDING
                                          SIGNIFICANT  SIGNIFICANT  SIGNIFICANT
                                            CHARGES      CHARGES      CHARGES
                                        ---------------------------------------
 Gross profit                              $  8,332     $ (4,700)    $ 13,032

 Operating expenses:
      Selling and  marketing                 29,705        4,047       25,658
      Research and development               10,983          281       10,702
      General and administrative              7,274        1,801        5,473
      Stock option expense                    4,740           --        4,740
-------------------------------------------------------------------------------
         Total operating expense             52,702        6,129       46,573
-------------------------------------------------------------------------------
 Operating loss                             (44,370)     (10,829)     (33,541)
        Net interest income                     363           --          363
-------------------------------------------------------------------------------
        Loss before income taxes            (44,007)     (10,829)     (33,178)
        Income tax expense                      900          900           --
-------------------------------------------------------------------------------
 Net loss                                  $(44,907)    $(11,729)    $(33,178)
===============================================================================
 Net loss per share -- basic and diluted   $  (2.32)    $   (.60)    $  (1.72)
===============================================================================


         REVENUE. Our revenue decreased 55.9% to $27,113,000 in 1999, down from $61,442,000 in 1998. Products and services revenue was $22,546,000, a decrease of 56.2% over 1998, and reflects delays in purchasing decisions based on "Year 2000" concerns and lengthening of sales cycles. We expect 2000 revenue from products and services to increase from 1999. Advanced Technology contract revenue was $4,567,000, a decrease of 54.1% from 1998, which reflects a reduced focus on government contract business that does not complement our products and services offerings. We expect revenue from Advanced Technology contracts to remain at levels comparable to 1999.

         GROSS PROFIT. Gross profit as a percentage of revenue decreased from 67.2% in 1998 to 30.7% in 1999. Excluding significant charges related to discontinued products, total gross profit as a percentage of revenue decreased from 67.2% in 1998 to 48.1% of revenue in 1999. The decrease resulted primarily from reduced volumes and relatively fixed manufacturing and amortization costs. We believe that gross profit will trend higher in 2000 as revenues increase.

         SELLING AND MARKETING. Selling and marketing expense increased 24.7% to $29,705,000 in 1999, up from $23,821,000 in 1998. As a percentage of revenue, selling and marketing expense was 109.6% for the year compared to 38.8% in 1998.

         Excluding significant charges resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense increased 7.7% to $25,658,000 in 1999, up from $23,821,000 in 1998. As a percentage of revenue, selling and marketing expense was 94.6% for the year compared to 38.8% in 1998. The increased spending levels resulted primarily from increased discretionary marketing efforts. We expect that selling and marketing expense as a percent of revenue will decline in 2000 while the dollar levels increase from 1999.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 46.9% to $10,983,000 in 1999, up from $7,477,000 in 1998. As a percentage of revenue, research and development expense was 40.5% for the year compared to 12.2% in 1998.

         Excluding significant charges mainly for employee relocation expense, research and development expense increased 43.1% to $10,702,000 in 1999, up from $7,477,000 in 1998. As a percentage of revenue, research and development expense was 39.5% for the year compared to 12.2% in 1998. The increased spending levels resulted primarily from increased investment in our next generation flagship products. We expect that research and development expense levels as a percent of revenue will decline in 2000 while the dollar levels increase from 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased 46.5% to $7,274,000 in 1999, up from $4,965,000 in 1998. As a percentage of revenue, general and administrative expense was 26.8% for the year compared to 8.1% in 1998.

         Excluding significant charges mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense increased 10.2% to $5,473,000 in 1999, up from $4,965,000 in 1998. As a percentage of revenue, general and administrative expense was 20.2% for the year compared to 8.1% in 1998. The increased spending levels resulted primarily from duplicative executive compensation during our chief executive officer transition period, and increased legal fees related to legal proceedings. We expect that general and administrative expense levels as a percent of revenue will decline in 2000 while the dollar levels remain at levels comparable to 1999.

         NET INTEREST INCOME. Net interest income was $363,000 in 1999, a decrease from $474,000 in 1998. The decrease reflects lower average cash and investment balances in 1999 as compared to 1998.

         INCOME TAXES. We recognized income tax expense in 1999 of $900,000 compared to an income tax benefit of $1,197,000 in 1998. The expense is a result of decreasing the amount of our deferred tax asset based on reduced projected taxable income. We believe it is more likely than not that deferred tax assets, which total $2.7 million at December 31, 1999, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on government contracts, commercial products and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. We had total net operating loss carryforwards of approximately $85.5 million at December 31, 1999. Of these carryforwards, $15.4 million relates to stock option exercises. As these deductions are realized, the benefit will not reduce income tax expense, rather it will be recorded as additional paid-in-capital. Of the remaining benefit associated with the carryforwards, approximately $63.1 million had yet to be recognized as a benefit in the statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997.

         REVENUE. Our revenue increased 30.8% to $61.4 million in 1998, up from $47.0 million in 1997. Products and services revenue was $51.5 million in 1998, an increase of 55.1% over 1997, and was attributable to increased sales of firewall and authentication products and related services as well as increased professional services. The decrease in Advanced Technology contracts revenue in 1998 reflects the continuation of efforts to reduce reliance on government contracts.

         GROSS PROFIT. Gross profit as a percentage of revenue increased to 67.2% in 1998 from 60.1% in 1997. The increase in 1998 was primarily the result of increased products and services revenue which carries a higher gross margin than government contracts.

         SELLING AND MARKETING. Selling and marketing expenses as a percent of revenue decreased to 38.8% in 1998 from 43.6% in 1997. The decrease was due primarily to sustained revenue growth resulting from prior year selling and marketing efforts.

         RESEARCH AND DEVELOPMENT. Research and development expenses as a percent of revenue decreased to 12.2% in 1998 from 18.6% in 1997. The decrease resulted primarily from improved efficiencies due to consolidation of our operations.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percent of revenue decreased to 8.1% in 1998 from 8.2% in 1997.

         STOCK OPTION COMPENSATION EXPENSE. The stock option compensation expense in 1998 and 1997 reflects vesting by a certain portion of performance-based options triggered by stock price targets being met.

         RESTRUCTURE COSTS. In the first quarter of 1998, we announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7.8 million to account for these actions, which include costs of lease terminations, streamlining our product offerings and reducing our cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of certain facilities.

         INTEREST AND OTHER INCOME. The difference in interest and other income between the periods reflects interest we earned in 1998 on declining cash and investment balances for the first half of the year.

         INCOME TAX BENEFIT. We recognized income tax benefits in 1998 and 1997 related to reductions in the valuation allowance against our deferred tax assets. The allowance was reduced based on the estimate of the amount of net operating loss carryforwards more likely than not to be utilized to offset future taxable income. We believe it is more likely than not that net deferred tax assets, which total $3.6 million at December 31, 1998, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. We had total net operating loss carryforwards of approximately $44.4 million at December 31, 1998. Of these carryforwards, $11.4 million relates to stock option exercises. As these deductions are realized, the benefit will not reduce income tax expense, rather it will be recorded as additional paid-in-capital. Of the remaining benefit associated with the carryforwards, approximately $24.0 million had yet to be recognized as a benefit in the statement of operations. However, there is no assurance that these carryforwards will be available to offset future income tax expense when taxable income is realized.

LIQUIDITY AND CAPITAL RESOURCES

         Since our organization, we have financed our operations through the issuance of equity securities and notes to stockholders, long-term debt, short-term borrowings and cash generated from operations. Our cash and cash equivalents and short-term investments decreased by approximately $12 million from 1998 to 1999. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment that was partially offset by $7.1 million in net proceeds from the sale of preferred stock and $5.3 million in proceeds from stock option exercises and employee stock purchases. As of December 31, 1999, we had working capital of $7.3 million, as well as a January 2000 Series E put/call agreement which subject to certain conditions and limitations provides for the sale of up to $17.5 million in Series E preferred stock of which we received an additional $8.8 million in gross proceeds in February, 2000. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

         Capital additions were $2.3 million, $2.0 million, and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. These additions were primarily made up of computer equipment, office furniture and leasehold improvements.

         We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months.

INFLATION

         To date, we have not been significantly affected by inflation.

YEAR 2000 COMPLIANCE

         We completed all Year 2000 readiness work and experienced no significant problems. Costs incurred to address the Year 2000 issue were not significant nor do we anticipate any future costs to be incurred related to the Year 2000 issue.

THE EURO CONVERSION

         We do not anticipate nor have we experienced any material problems related to the euro conversion.

FORWARD-LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* WE EXPECT 2000 REVENUE FROM PRODUCTS AND SERVICES TO INCREASE FROM 1999. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development, inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT REVENUE FROM ADVANCED TECHNOLOGY CONTRACTS TO REMAIN AT LEVELS COMPARABLE TO 1999. Meeting this expectation depends on our ability to maintain the current government contract revenues, which could occur for a variety of reasons, including an inability to staff engineers to its current contract requirements or customer delays or cancellations of contract awards.

* WE BELIEVE THAT GROSS PROFIT WILL TREND HIGHER IN 2000 AS REVENUES INCREASE. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development, inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THAT SELLING AND MARKETING EXPENSES AS A PERCENT OF REVENUE WILL DECLINE IN 2000 WHILE THE DOLLAR LEVELS INCREASE FROM 1999. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full-scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. This expectation may not occur for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THAT RESEARCH AND DEVELOPMENT EXPENSE LEVELS AS A PERCENT OF REVENUE WILL DECLINE IN 2000 WHILE THE DOLLAR LEVELS INCREASE FROM 1999. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. This expectation may not occur for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THAT GENERAL AND ADMINISTRATIVE EXPENSE LEVELS AS A PERCENT OF REVENUE WILL DECLINE IN 2000 WHILE THE DOLLAR LEVELS REMAIN AT LEVELS COMPARABLE TO 1999. This expectation depends on us to maintain the current anticipated level of spending, which may not occur due to unexpected increases in such costs.

* WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2.7 MILLION AT DECEMBER 31, 1999, WILL BE REALIZED. This expectation depends primarily on us maintaining, at current levels, our existing government contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* WE BELIEVE THAT WE HAVE SUFFICIENT FINANCIAL RESOURCES AVAILABLE TO FUND OUR CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR AT LEAST THE NEXT TWELVE MONTHS. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

          *    OUR ABILITY TO GENERATE REVENUE AS CURRENTLY EXPECTED;

          *    UNEXPECTED EXPENSES;

          *    THE NEED FOR ADDITIONAL FUNDS TO REACT TO CHANGES IN THE
               MARKETPLACE;

          *    UNEXPECTED INCREASES IN PERSONNEL COSTS;

          *    UNEXPECTED INCREASES IN SELLING AND MARKETING EXPENSES;

          *    CURRENTLY UNPLANNED ACQUISITIONS; OR

          * OUR ABILITY TO SATISFY THE CONDITIONS AND OBLIGATIONS IN OUR AGREEMENT WITH WESTGATE.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any material exposure to quantitative and qualitative market risks because we don't own any risk-sensitive financial instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information under the heading "Election of Directors" and "Section 16(a) Reporting," in the Registrant's Proxy Statement to be filed on or about April 12, 2000. See also Part I, Item 1 "Executive Officers" of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 12, 2000, under the headings "Election of Directors - Committees of the Board of Directors and Meeting Attendance," "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements," and "Performance Evaluation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management," in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 12, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information appearing under the heading "Certain Transactions," in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 12, 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

          1.   Consolidated Financial Statements:

               Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
                   December 31, 1999, 1998 and 1997
               Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows for the years ended
                   December 31, 1999, 1998 and 1997
               Notes to Consolidated Financial Statements
               Report of Independent Auditors

          2.   Consolidated Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the Consolidated Financial Statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)  REPORTS ON FORM 8-K

          A Form 8-K was filed on October 8, 1999. Pursuant to Item 5 of Form 8-K, the report contains information about a proposed financing with Manchester Securities Corp. That financing has been replaced with a preferred stock financing.

(c)  EXHIBITS

          The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

Exhibit                             Description
-------  -----------------------------------------------------------------------
 3.1     Restated Certificate of Incorporation of Registrant. (1)
 3.2     By-Laws of the Registrant. (2)
 3.3     Certificate of Designations of Series D Preferred Stock. (11)
 3.4     Certificate of Designations of Series E Preferred Stock. (11)
 4.1     Specimen of common stock certificate. (3)
 4.2     Securities Purchase Agreement dated June 30, 1998. (4)
 4.3     Registration Rights Agreement dated June 30, 1998. (5)
 4.4     Warrant to purchase shares of common stock dated June 30, 1998. (6)
 4.5     Amended and Restated Rights Agreement dated October 22, 1998. (7)
 4.6     Amended and Restated 1995 Omnibus Stock Plan. (8)
 4.7 Common Stock Investment Agreement between Manchester Securities Corp. and Secure Computing Corporation dated as of October 4, 1999. (9)
 4.8     Warrant to purchase common stock dated October 5, 1999. (9)
 4.9 Preferred Stock Investment Agreement between Westgate International, L.P. and Secure Computing Corporation dated December 17, 1999. (11)
4.10 Put and call agreement between Westgate International, L.P. and Secure Computing Corporation dated January 26, 2000. (11)
10.1 Employment Agreement between Secure Computing Corporation and John E. McNulty dated May 3, 1999. (10)
10.2 Employment Agreement between Secure Computing Corporation and Carr Biggerstaff dated July 2, 1999. (12)

10.3 Registration Rights Agreement between Manchester Securities Corp. and Secure Computing Corporation dated as of October 4, 1999. (9)
10.4 Registration Rights Agreement between Westgate International, L.P. and Secure Computing Corporation dated December 17, 1999. (11)
10.5 Registration Rights Agreement between Westgate International, L.P. and Secure Computing Corporation dated January 26, 2000. (11)
10.6 Separation Agreement and Release between Secure Computing Corporation and Jeffrey H. Waxman effective June 30, 1999.
10.7 Separation Agreement and Release between Secure Computing Corporation and Christine Hughes effective June 30, 1999.
23.1     Consent of Ernst & Young LLP.
27.0     Financial Data Schedule - 1999.

-------------------------
    (1) Incorporated herein by reference to Exhibit 3.1 to Secure Computing's Form 10-K filed on March 28, 1996 (File No. 0-27074), as amended pursuant to (i) the Certificate of Designation of Series A Preferred Stock, incorporated herein by reference to Exhibit 4.1 to Secure Computing's Form 8-K filed on September 12, 1996, (ii) the Certificate of Designation of Series C Preferred Stock, incorporated herein by reference to Exhibit 3.1 to Secure Computing's Form 8-K filed on July 15, 1998, (iii) the Amended and restated Certificate of Designation of Series B Preferred Stock, incorporated herein by reference to Exhibit 1 to Secure Computing's Form 8-A filed on November 9, 1998, and (iv) the Certificate of Amendment filed with the Delaware Secretary of State on December 11, 1998, incorporated herein by reference to Exhibit 4.1 to Secure Computing's Registration Statement on Form S-8 filed on February 5, 1999.

    (2) Incorporated herein by reference to Exhibit 3.3 to Secure Computing's Registration Statement on Form S-1 (Registration Number 33-97838).

    (3) Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to Secure Computing's Registration Statement on Form S-1 (Registration Number 33-97838).

    (4) Incorporated herein by reference to Exhibit 10.1 to Secure Computing's Form 8-K filed on July 15, 1998.

    (5) Incorporated herein by reference to Exhibit 10.1 to Secure Computing's Form 8-K filed on July 15, 1998.

    (6) Incorporated herein by reference to Exhibit 10.1 to Secure Computing's Form 8-K filed on July 15, 1998.

    (7) Incorporated herein by reference to Exhibit 10.1 to Secure Computing's Form 8-K filed on November 9, 1998.

    (8) Incorporated herein by reference to Exhibit 4.7 to Secure Computing's Registration Statement on Form S-8 dated February 5, 1999. (Management contract or compensatory plan or arrangement).

    (9) Incorporated herein by reference to the Exhibits to Secure Computing's Current Report on Form 8-K filed on October 8, 1999.

    (10) Incorporated by reference to Exhibit 10.1 to Secure Computing's Form 10-Q filed on May 12, 1999.

    (11) Incorporated herein by reference to Secure Computing's Form 8-K filed on February 9, 2000.

    (12) Incorporated herein by reference to Exhibit 10.1 to Secure Computing's Form 10-Q filed on November 9, 1999.

                          SECURE COMPUTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,     DECEMBER 31,
                                     ASSETS                                                1999             1998
                                                                                       ------------     ------------
CURRENT ASSETS
            Cash and cash equivalents .............................................    $      3,678     $      9,992
            Investments ...........................................................           5,212           10,886
            Accounts receivable, (net of allowance for doubtful accounts
            of 1999 -- $710; 1998 -- $900) ........................................           5,417           19,712
            Deferred income taxes .................................................             720            1,323
            Inventories ...........................................................             828            2,361
            Other current assets ..................................................           1,994            1,038
                                                                                       ------------     ------------
              Total current assets ................................................          17,849           45,312

PROPERTY AND EQUIPMENT
            Equipment .............................................................           8,698            7,261
            Furniture & fixtures ..................................................           2,102            2,059
            Leasehold improvements ................................................           1,061            1,037
                                                                                       ------------     ------------
                                                                                             11,861           10,357
            Accumulated depreciation ..............................................          (7,646)          (6,563)
                                                                                       ------------     ------------
                                                                                              4,215            3,794
INTANGIBLE ASSETS (net of accumulated amortization of 1999 -- $706;
1998 -- $522) .....................................................................           1,611            1,971
DEFERRED INCOME TAXES .............................................................           1,980            2,277
EMPLOYEE NOTES RECEIVABLE .........................................................              --              481
OTHER ASSETS ......................................................................             174              513
                                                                                       ------------     ------------
            TOTAL ASSETS ..........................................................    $     25,829     $     54,348
                                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
            Accounts payable ......................................................    $      3,198     $      3,820
            Accrued payroll .......................................................           2,208            3,004
            Other accrued expenses ................................................           1,364            1,918
            Deferred revenue ......................................................           3,782            2,553
                                                                                       ------------     ------------
              Total current liabilities ...........................................          10,552           11,295

STOCKHOLDERS' EQUITY
            Convertible preferred stock, par value $.01 per share:
              Authorized -- 2,000,000 shares; issued and outstanding shares -
              December 31, 1999 - 5,706 and December 31, 1998 - 16,000 ............              --               --

            Common stock, par value $.01 per share:
              Authorized - 50,000,000 shares; issued and outstanding shares --
              December 31, 1999 - 23,022,884 and
              December 31, 1998 - 16,545,987 ......................................             230              165
            Additional paid-in capital ............................................         106,832           89,730
            Accumulated deficit ...................................................         (91,547)         (46,640)
            Accumulated other comprehensive loss ..................................            (238)            (202)
                                                                                       ------------     ------------
              Total stockholders' equity ..........................................          15,277           43,053
                                                                                       ------------     ------------
              Total liabilities and stockholders' equity ..........................    $     25,829     $     54,348
                                                                                       ============     ============

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                       1999          1998          1997
                                                   ---------------------------------------
REVENUE
    Products and Services ......................    $  22,546     $  51,500     $  33,203
    Advanced Technology contracts ..............        4,567         9,942        13,773
                                                   ---------------------------------------
                                                       27,113        61,442        46,976
COST OF REVENUE ................................       18,781        20,152        18,766
                                                   ---------------------------------------
GROSS PROFIT ...................................        8,332        41,290        28,210

OPERATING EXPENSES
    Selling and marketing ......................       29,705        23,821        20,469
    Research and development ...................       10,983         7,477         8,736
    General and administrative .................        7,274         4,965         3,839
    Stock option expense .......................        4,740         2,160           900
    Restructure costs ..........................           --         7,800            --
                                                   ---------------------------------------
                                                       52,702        46,223        33,944
                                                   ---------------------------------------
OPERATING LOSS .................................      (44,370)       (4,933)       (5,734)
    Interest and other income ..................          363           474           506
                                                   ---------------------------------------
    Loss before income tax expense (benefit) ...      (44,007)       (4,459)       (5,228)
    Income tax expense (benefit) ...............          900        (1,197)         (977)
                                                   ---------------------------------------
NET LOSS .......................................    $ (44,907)    $  (3,262)    $  (4,251)
                                                   =======================================

NET LOSS PER SHARE -- BASIC AND DILUTED ........    $   (2.32)    $   (0.20)    $   (0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING--
     BASIC AND DILUTED .........................       19,323        16,106        15,480

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            Accumulated
                                     Preferred Stock        Common Stock       Additional      Other                       Total
                                   -------------------  ---------------------   Paid-in    Comprehensive  Accumulated  Stockholders'
                                    Shares     Amount      Shares     Amount    Capital        Loss         Deficit        Equity
                                   --------   --------  -----------  --------  ----------  -------------  -----------  ------------
BALANCE, December 31, 1996 .......       --   $     --   15,101,152  $    151  $   65,208   $        --   $   (39,127)  $    26,232
  Comprehensive loss
    Net loss for the year ........       --         --           --        --          --            --        (4,251)       (4,251)
    Foreign currency
     translation adjustment ......       --         --           --        --          --          (111)           --          (111)
                                                                                                                        -----------
  Total comprehensive loss .......                                                                                           (4,362)

  Exercise of incentive stock
   options .......................       --         --      552,111         6       1,447            --            --         1,453
  Common stock issued under:
    Employee stock purchase plan .       --         --      109,557         1         576            --            --           577

  Compensation expense on
   options .......................       --         --           --        --         900            --            --           900
                                   --------   --------  -----------  --------  ----------   -----------   -----------   -----------

BALANCE, December 31, 1997 .......       --         --   15,762,820       158      68,131          (111)      (43,378)       24,800
  Comprehensive loss
    Net loss for the year ........       --         --           --        --          --            --        (3,262)       (3,262)
    Foreign currency
     translation adjustment ......       --         --           --        --          --           (91)           --           (91)
                                                                                                                        -----------
  Total comprehensive loss .......                                                                                           (3,353)

  Exercise of incentive stock
   options .......................       --         --      687,995         6       3,295            --            --         3,301
  Common stock issued under:
    Employee stock purchase
     plan ........................       --         --       95,172         1         799            --            --           800

  Compensation expense on
   options .......................       --         --           --        --       2,160            --            --         2,160

  Preferred stock issued .........   16,000         --           --        --      15,345                                    15,345
                                   --------   --------  -----------  --------  ----------   -----------   -----------   -----------
BALANCE, December 31, 1998 .......   16,000         --   16,545,987       165      89,730          (202)      (46,640)       43,053
  Comprehensive loss
    Net loss for the year ........       --         --           --        --          --            --       (44,907)      (44,907)
    Foreign currency
     translation adjustment ......       --         --           --        --          --           (36)           --           (36)
                                                                                                                        -----------
  Total comprehensive loss .......                                                                                          (44,943)
  Exercise of incentive stock
   options .......................       --         --      643,205         7       4,103            --            --         4,110
  Common stock issued under:
    Preferred stock conversions ..  (17,794)        --    5,416,526        54         (54)           --            --            --
    Employee stock purchase plan .       --         --      417,166         4       1,171            --            --         1,175
  Compensation expense on
   options .......................       --         --           --        --       4,740            --            --         4,740

  Preferred stock issued .........    7,500         --           --        --       7,142            --            --         7,142
                                   --------   --------  -----------  --------  ----------   -----------   -----------   -----------

BALANCE, December 31, 1999 .......    5,706   $     --  $23,022,884  $    230  $  106,832   $      (238)  $   (91,547)  $    15,277
                                   ========   ========  ===========  ========  ==========   ===========   ===========   ===========

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                       1999           1998          1997
                                                                                 -------------------------------------------
OPERATING ACTIVITIES

            Net loss ..........................................................     $ (44,907)     $  (3,262)     $  (4,251)

            Adjustments to reconcile net loss to net cash used in operating activities:

               Depreciation ...................................................         1,472          1,533          2,373

               Loss on disposals of property and equipment ....................           362          1,724            159

               Loss on disposals of intangible assets .........................           402            268            731

               Amortization ...................................................           557            325             --

               Deferred income tax ............................................           900         (1,197)        (1,030)

               Stock option expense ...........................................         4,740          2,160            900

            Changes in operating assets and liabilities:

               Accounts receivable ............................................        14,295         (6,159)        (6,455)

               Inventories ....................................................         1,533         (1,238)           785

               Other current assets ...........................................          (956)           722           (485)

               Accounts payable ...............................................          (622)         1,645         (1,552)

               Accrued liabilities and reserves ...............................        (1,350)         2,491         (2,797)

               Deferred revenue ...............................................         1,229            738             60
                                                                                 -------------------------------------------

                Net cash used in operating activities .........................       (22,345)          (250)       (11,562)

INVESTING ACTIVITIES

               Purchases of investments .......................................            --        (10,886)            --

               Proceeds from sales of investments .............................         5,674             --          5,935

               Purchase of property and equipment .............................        (2,255)        (1,994)        (2,304)

               Decrease (Increase) in intangibles and other assets ............           221         (1,842)        (1,238)
                                                                                 -------------------------------------------
                Net cash provided by (used in) investing activities ...........         3,640        (14,722)         2,393

FINANCING ACTIVITIES

               Proceeds from issuance of preferred stock ......................         7,142         15,345             --

               Proceeds from issuance of common stock .........................         5,285          4,101          2,030

               Proceeds from sales-lease-back transaction .....................            --            729             --
                                                                                 -------------------------------------------

                Net cash provided by financing activities .....................        12,427         20,175          2,030

EFFECT OF FOREIGN CURRENCY TRANSLATION ........................................           (36)           (91)          (111)
                                                                                 -------------------------------------------

               Net increase (decrease) in cash and cash equivalents ...........        (6,314)         5,112         (7,250)

               Cash and cash equivalents, beginning of year ...................         9,992          4,880         12,130
                                                                                 -------------------------------------------

               Cash and cash equivalents, end of year .........................     $   3,678      $   9,992      $   4,880
                                                                                 ===========================================

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         We develop and sell computer software products and services designed to provide secure extranets for organizations engaged in electronic business ("e-business").

         Our secure extranet solutions combine impenetrable perimeter defense for business networks with scalable, authenticated web and application access control so that an organization may conduct business safely with growing numbers of customers, employees, partners and suppliers.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Secure Computing and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

PRODUCTS AND SERVICES

         We recognize product revenues at the time of shipment in instances where we have evidence of a contract, the fee charged is fixed and determinable and collection is probable. We have entered into customer support and maintenance agreements with various customers. We recognize the related revenues either ratably as the obligations are fulfilled or upon completion of performance.

         Revenue generated through traditional channels with a right of return for stock balancing and rotations is reduced by a reserve for estimated returns. These reserves are based on estimates made by our management and are subject to change.

ADVANCED TECHNOLOGY CONTRACTS

         Advanced technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on the contracts in the period the loss becomes probable.

         Under our Advanced Technology contracts, we bear the risk that increased or unexpected costs required to perform specified services may reduce our profitability. In addition, recoverable expenses we bill for government contracts are subject to review and audit by the Defense Contract Audit Agency, which could result in amounts previously billed being renegotiated. Pursuant to their terms, these contracts are also generally also subject to termination at the convenience of the applicable government agency. If a contract is terminated, we would typically be reimbursed for our costs to the date of our termination plus the cost of an orderly termination, and paid a portion of the fee.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         At December 31, 1999 and 1998, we had deferred revenue of $37 and $102, respectively, related to Advanced Technology contracts.

CASH EQUIVALENTS

         We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates market.

INVENTORIES

         Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is calculated using straight-line and accelerated depreciation methods with estimated useful lives ranging from three to ten years.

INTANGIBLE ASSETS

         Intangible assets consist of patents and trademarks and are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years.

IMPAIRMENT OF LONG-LIVED ASSETS

         We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

         Based on our product development process, technological feasibility is established upon completion of a working model. Costs that we incur between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of three years. We have capitalized software development costs net of accumulated amortization of $894 and $1,304 at December 31, 1999 and 1998, respectively. Amortization expense was $918, $366 and $682 for the years ended December 31, 1999, 1998, and 1997, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share is not presented as the effect of outstanding options, warrants and preferred stock is antidilutive.

COMPREHENSIVE LOSS

         Our comprehensive loss for the years ended December 31, 1999, 1998 and 1997 was $(44,934), $(3,353), and $(4,362) respectively. The components of our comprehensive loss are net loss and foreign currency translation adjustments.

 STOCK OPTIONS

         We follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," regarding disclosure of pro forma information for stock compensation. As permitted by Statement No. 123, we measure compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2. INVESTMENTS

         At December 31, 1999, and 1998, investments consisted of commercial paper with maturities of less than one year. The investments are considered available for sale and are stated at cost plus accrued interest which approximates fair market value.

3. ACCOUNTS RECEIVABLE

Approximately 13% and 9% of accounts receivable were due from the United States government at December 31, 1999 and 1998. Unbilled accounts receivable from all customers were $408 and $2,254 at December 31, 1999 and 1998, respectively. We may take various actions to manage our receivables such as selling our receivables at a discount to third parties.

4. LEASES

         We lease office space for all of our locations. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees, are as follows:

                          FUTURE LEASE                        NET FUTURE LEASE
                           OBLIGATIONS          SUBLEASES        OBLIGATIONS
                       ------------------------------------  ------------------
                  2000     $      2,374       $       (210)       $      2,164

                  2001            1,972               (156)              1,816

                  2002            1,900               (168)              1,732

                  2003            1,802               (168)              1,634

                  2004            1,637               (168)              1,469

            Thereafter            2,238               (308)              1,930
                       ----------------  ------------------  ------------------
                           $     11,923      $      (1,178)      $      10,745
                       ================  ==================  ==================


         Rent expense was $2,459, $1,865 and $2,191 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In addition, in February 1998, we entered into a sales-lease-back agreement pertaining to certain previously acquired computer equipment and software. Proceeds from the sale were $729, which approximated the assets' carrying value. In February 2000, we renewed this lease for an additional 12 months with monthly rental payments of $32, resulting in a remaining future minimum lease obligation of $384.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


5. CAPITAL STOCK

     PREFERRED STOCK

         In June 1998, we sold 16,000 shares of newly issued Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to acquire 174,464 shares of Common Stock to two investors. The exercise price of the warrants is $11.92 per share. The warrants expire on the earlier of June 29, 2001 or the date on which the closing of a consolidations, merger or other business combination of ours with or into another entity that is not currently our affiliate.

         In 1999, all of the Series C Preferred was converted by the holders into 5,174,493 shares of Common Stock. In addition, 42,100 shares of Common Stock were issued to one of the investors in full satisfaction of a claim against us for failing to maintain the effectiveness of a registration statement covering the resale of the common stock issued upon the conversion of the Series C preferred stock.

         In December 1999, we sold in two separate transactions, a total of 7,500 shares of Series D 4% Cumulative Convertible Preferred Stock (the "Series D Stock") to Westgate International, L.P. ("Westgate") resulting in total gross proceeds of $7,500.

         In January 2000, all outstanding Series D preferred stock were converted into 793,205 shares of common stock.

         In January 2000, we entered into a Put and Call Agreement with Westgate which provides for the sale of up to 17,500 shares of Series E 4% Cumulative Convertible Preferred Stock (the "Series E Stock") to Westgate at $1 per share. The Series E preferred stock may be sold in two tranches of approximately 8,750 shares each. All sales of securities to Westgate will be pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         Under the terms of the agreement with the holders of common stock issued upon conversion of our Series C preferred stock, we are subject to a number of ongoing obligations. These ongoing obligations include (i), our stock must be quoted on the Nasdaq Stock Market, or listed on the New York Stock Exchange or the American Stock Exchange: and (ii) we must maintain the effectiveness of the registration statement covering the resale of the common stock issued upon conversion of the Series C preferred stock. If we fail to satisfy our ongoing obligations we are subject to compensatory payments associated with the conversion of the outstanding warrants. The potential compensatory payments generally consist of a cash payment equal to 1.5% per month of the stated value of the warrants assoicated with the Series C preferred stock issuance and/or a downward adjustment to the conversion price of the warrants.

         In addition, we may also be required to make compensatory payments which would materially affect our cash position and business under the terms of the Series D preferred stock financing and our Series E preferred stock financing. Under the terms of the agreements with Westgate, we are subject to a number of ongoing obligations. These ongoing obligations include (i) our stock must be quoted on the Nasdaq Stock Market; and (ii) the registration statements covering the resale of the common stock issued or issuable upon conversion of the Series D and Series E preferred stock must be effective. If we fail to satisfy our ongoing obligations we are subject to compensatory payments. The potential compensatory payments generally consist of a cash payment equal to approximately 1% of the purchase price of the preferred stock for the first 30 days that we fail to satisfy our obligations and 2% for each 30-day period thereafter.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. STOCK OPTIONS

         In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan (the "Stock Plan"). Under the terms of the Stock Plan, key employees and non-employees may be granted options to purchase up to 7,744,131 shares of our common stock. The majority of options granted typically have ten-year terms and vest annually over three years. In addition, we have programs where options are subject to accelerated vesting based on the performance of our stock price over a specified period of time ranging from one to three years.

         A summary of changes in outstanding options and common shares reserved under the Plan is as follows:

                                                                                          WEIGHTED AVERAGE
                                                     SHARES AVAILABLE        OPTIONS     EXERCISE PRICE PER
                                                        FOR GRANT          OUTSTANDING         SHARE
                                                   --------------------------------------------------------
Balance at December 31, 1996 ....................          247,755          3,034,531         $  9.01
  Shares authorized .............................        1,300,000                 --              --
  Granted .......................................       (3,282,073)         3,282,073            6.44
  Exercised .....................................               --           (552,111)           2.71
  Canceled ......................................        1,866,233         (1,866,233)          11.96
                                                   -----------------------------------
Balance at December 31, 1997 ....................          131,915          3,898,260            6.24
  Shares authorized .............................        2,500,000                 --              --
  Granted .......................................       (1,896,307)         1,896,307           10.41
  Exercised .....................................               --           (687,995)           4.86
  Canceled ......................................          859,380           (859,380)           7.91
                                                   -----------------------------------
Balance at December 31, 1998 ....................        1,594,988          4,247,192         $  7.75
  Shares authorized .............................               --                 --              --
  Granted .......................................       (3,646,294)         3,646,294            4.99
  Exercised .....................................               --           (643,205)           6.39
  Canceled ......................................        2,520,708         (2,520,708)           7.95
                                                   -----------------------------------
Balance at December 31, 1999 ....................          469,402          4,729,573         $  5.70
                                                   ===================================

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. STOCK OPTIONS (CONTINUED)

         The following table summarizes information about the stock options outstanding at December 31, 1999:

                                          Options Outstanding                            Options Exercisable
                          -----------------------------------------------------     -----------------------------
                                                Weighted-           Weighted-                        Weighted-
                               Number       Average Remaining        Average          Number          Average
Range of Exercise Price     Outstanding      Contractual Life    Exercise Price     Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------------
$  .01 - $ 3.03                622,682         4.4 years            $ 2.41              107,782        $  1.13
$ 3.04 - $ 6.05              2,386,563         9.3 years              3.71              133,573           5.40
$ 6.06 - $ 9.08                852,938         7.2 years              6.72              469,731           6.54
$ 9.09 - $12.10                599,432         8.4 years             10.19              315,575           9.82
$12.11 - $15.13                 28,883         7.7 years             12.74               14,447          12.79
$15.14 - $18.15                191,575         8.0 years             17.64               10,580          17.00
$18.16 - $21.18                 31,500         8.9 years             18.76               10,665          18.79
$21.19 - $27.23                 16,000         9.0 years             25.94                   --             --
-----------------------------------------------------------------------------------------------------------------
$  .01 - $27.23              4,729,573         8.1 years           $  5.70            1,062,353        $  7.13
=================================================================================================================


         Options outstanding under the Stock Plan expire at various dates from 2000 to 2009. The number of options exercisable as of December 31, 1999, 1998, and, 1997 was 1,062,353, 1,483,950, and 693,520, at weighted average exercise prices of $7.13, $6.47, $6.31, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 1999, 1998, and, 1997 are $5.70, $8.09, and $5.05, and 8.1, 8.4,
and 8 years, respectively.

         We had an executive stock option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. During the life of this program, 1,390,000 options were granted while 90,000 options remain exercisable as of December 31, 1999. For the years ended December 31, 1999, 1998, and 1997, we recognized $4,740, $2,160 and $900, respectively, of compensation expense related to the vesting of options under this program.

         We also have an executive stock option program under which 420,000 performance-based options were granted and are subject to accelerated vesting based on our stock price reaching certain price performance targets prior to specified dates. These options will vest in a lump sum five years after the date of grant regardless of company stock price performance. There will not be expense related to the granting of these options.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. STOCK OPTIONS (CONTINUED)

         Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%; volatility factors of the expected market price of our common stock of 1.27, 1.00, .80; and a weighted-average expected life of the option of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1999     1998       1997
                                             ---------------------------------

Pro forma net loss                            $(53,278)   $(10,739)   $(9,105)
                                             =================================

Pro forma basic and diluted loss per share    $  (2.76)   $   (.67)   $  (.59)
                                             =================================

7. INCOME TAXES

         Income tax expense for the year ended December 31, 1999 was $900. Net tax benefits of $1,197 and $977 were reported for the years ended December 31, 1998 and 1997, respectively.

         The effective tax rate differs from the statutory tax rate primarily as a result of the following:

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                             1999         1998         1997
                                        --------------------------------------

Income taxes at statutory rate .........   $(14,959)    $ (1,516)    $ (1,778)
State taxes, net of federal benefit.....     (1,705)        (150)        (223)
Foreign taxes ..........................         --           --         (180)
Change in valuation allowance ..........     17,494          440        1,110
Other ..................................         70           29           94
                                        --------------------------------------
Income tax expense (benefit)............   $    900     $ (1,197)    $   (977)
                                        ======================================

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7. INCOME TAXES (CONTINUED):

         Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows:


                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                                1999        1998         1997
                                            ------------------------------------
Deferred tax assets:
  Accrued liabilities ......................  $  1,591     $    465    $    492
  Stock option compensation expense ........     3,120        1,224         360
  Contract loss reserve ....................        --           23          70
  Payroll liabilities ......................       113          149         187
  Tax over book amortization ...............      (295)        (463)       (124)
  Book over tax depreciation ...............       171          171         114
  Income tax credits .......................       478          478         478
  Net operating loss carryforward ..........    34,211       17,754      15,675
                                            ------------------------------------
Total deferred tax assets before valuation
  allowance ................................    39,389       19,801      17,252
Less valuation allowance ...................   (36,689)     (16,201)    (14,849)
                                            ------------------------------------
Net deferred tax assets.....................  $  2,700     $  3,600    $  2,403
                                            ====================================

         SFAS No. 109 "Accounting for Income Taxes," requires the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that benefits of deferred tax assets will not be realized. We believe it is more likely than not that the net deferred tax assets of $2,700 at December 31, 1999 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

         At December 31, 1999, we had net operating loss carryforwards "NOL" of $85,500 that are available to offset taxable income through 2014. These carryforwards are subject to the limitations of Internal Revenue Code Section
382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $15,400 related to stock option exercises. These deductions currently have a full valuation allowance and, when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in-capital.

         Federal income taxes were not paid in 1999, 1998 or 1997.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8. EMPLOYEE BENEFIT PLAN

         We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code which covers substantially all U.S. employees. We also have voluntary defined contribution plans which cover substantially all employees. Contributions to the latter are limited to the employer's discretionary annual contribution.

         We recognized expense for contributions to the plans as follows:

                                                    YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1999        1998          1997
                                             -----------------------------------

Defined contribution plan (401(k)) .........   $   --      $  275        $  50
Voluntary contribution plans ...............       --          --           --
                                             -----------------------------------
                                               $   --      $  275        $  50
                                             ===================================

9. CONTINGENCIES

         We are engaged in certain legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our financial position.

10. RESTRUCTURING

         Early in 1998, we announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses, and recorded a pre-tax expense of $7,800 to account for these actions, which include costs of lease terminations, streamlining our product offerings and reducing our cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of three North American facilities. As of December 31, 1998, approximately 45 employee terminations were related to restructuring actions.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


10.  RESTRUCTURING (CONTINUED)

         Early in 1999, the restructure reserve was fully utilized. Asset impairment and restructuring costs are as follows:

                                              TOTAL        CASH        WRITE-
COSTS RELATED TO                             CHARGES     PAYMENTS      DOWNS
------------------------------------------------------------------------------

Compensation costs for severance and
       other termination benefits .......   $  1,333     $  1,333     $     --

Consulting and legal costs...............        739          739           --

Write-off of property, plant and
       equipment ........................      1,764           --        1,764

Write-off of other assets ...............        761           --          761

Lease termination costs .................        853          853           --

Facility reconfigurations ...............        328          328           --

Employee relocations ....................        474          474           --

Canceled contracts ......................        536          300          236

Additional travel .......................        196          196           --

Other charges ...........................        816          816           --
                                          -------------------------------------
     Total costs ........................   $  7,800     $  5,039     $  2,761
                                          =====================================

11. SEGMENT INFORMATION

         We have two reportable segments consisting of Products and Services and Advanced Technology. Our Products and Services segment markets a range of interoperable, standards-based network security products and services that are aimed at providing safe, secure extranets for e-business to the global marketplace. Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of the commercial sector. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes. Cash, investments, deferred tax assets, general and administrative expenses, acquisition costs and stock option compensation costs cannot be readily identified to the two business segments; therefore, they are presented separately in a corporate segment.

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

         Our reportable segments are business units that offer distinct products and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. SEGMENT INFORMATION (CONTINUED)

         Significant components of our segments are as follows:

YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------
                                                    Products and       Advanced
                                                      Services        Technology
                                                      Segment           Segment         Corporate          Total
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers ..............      $   22,546       $    4,567       $       --       $   27,113
Restructuring charge ..........................              --               --               --               --
Depreciation expense ..........................           1,357              152               20            1,529
Segment gross profit ..........................           7,719              613               --            8,332
Segment operating income (loss) ...............         (27,769)          (4,587)         (12,014)         (44,370)
Interest income ...............................              --               --              363              363
Segment assets ................................          13,170            1,014           11,645           25,829
Expenditures for long-lived assets ............           2,184               42               29            2,255
--------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                                    Products and       Advanced
                                                      Services        Technology
                                                      Segment           Segment         Corporate          Total
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers ..............      $   51,500       $    9,942       $       --       $   61,442
Restructuring charge ..........................              --               --            7,800            7,800
Depreciation expense ..........................           1,241              273               19            1,533
Segment gross profit ..........................          37,174            3,130               --           40,304
Segment operating income (loss) ...............          10,689             (697)         (14,925)          (4,933)
Interest income ...............................              --               --              474              474
Segment assets ................................          27,594            2,227           24,527           54,348
Expenditures for long-lived assets ............           3,674              137               25            3,836
------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                    Products and       Advanced
                                                      Services        Technology
                                                      Segment           Segment         Corporate          Total
--------------------------------------------------------------------------------------------------------------------
Revenues from external customers ..............      $   33,202       $   13,773       $       --       $   46,976
Depreciation expense ..........................           1,533              809               31            2,373
Segment gross profit ..........................          24,033            4,177               --           28,210
Segment operating income (loss) ...............           1,267           (2,262)          (4,739)          (5,734)
Interest income ...............................              --               --              506              506
Segment assets ................................          20,906            2,720            7,428           31,054
Expenditures for long-lived assets ............           3,166              346               30            3,542
------------------------------------------------------------------------------------------------------------------

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11. SEGMENT INFORMATION (CONTINUED)

         International sales accounted for 11%, 24% and 32% of total revenue for the years 1999, 1998 and 1997, respectively. Major foreign markets for our products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------

                                              1999         1998         1997
         ----------------------------------------------------------------------
         Revenues:
            United States sales ..........   $24,198      $46,464      $31,944
            International sales ..........     2,915       14,978       15,032
                                           ------------------------------------
                                             $27,113      $61,442      $46,976
                                           ====================================
         Identifiable Assets:
            United States operations .....   $24,897      $53,463      $28,905
            International operations .....       932          885        2,149
                                           ------------------------------------
                                             $25,829      $54,348      $31,054
                                           ====================================

12. RELATED PARTY TRANSACTIONS

         In 1998, we relocated several key employees to California. To mitigate cost of living differences, we provided interest-free loans totaling $481 to these employees. In 1999, these loans were forgiven. In addition, we reimbursied the employees for the tax liabilities incurred as a result of the loan forgiveness.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 28, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SECURE COMPUTING CORPORATION

Date: March 29, 2000    By /s/ John McNulty
                        -------------------
                        John McNulty
                        Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on March 29, 2000.

Signature                             Title
---------                             -----

    /s/ John McNulty                  Chairman and Chief Executive Officer
---------------------------------     (Principal Executive Officer)
John McNulty

    /s/ Timothy P. McGurran           Senior Vice President of Operations, Chief
---------------------------------     Financial Officer (Principal Financial
Timothy P. McGurran                   and Accounting Officer)

    /s/ Robert J. Frankenberg         Director
---------------------------------
Robert J. Frankenberg

    /s/ Stephen M. Puricelli          Director
---------------------------------
Stephen M. Puricelli

    /s/ Eric P. Rundquist             Director
---------------------------------
Eric P. Rundquist

    /s/ Alexander Zakupowsky, Jr.     Director
---------------------------------
Alexander Zakupowsky, Jr.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             Additions
                                            Balance at      Charged to
                                            Beginning        Costs and         Less         Balance at
Description                                  of Year         Expenses       Deductions      End of Year
-----------                                 ----------      ----------      ----------      -----------
YEAR ENDED DECEMBER 31, 1999:
  Contract loss reserves .............     $    58,000     $   300,000     $  (358,000)     $        --
  Warranty reserves ..................          30,000          42,000              --           72,000
  Sales return allowance .............         527,000         513,000        (330,000)         710,000
  Allowance for doubtful accounts ....         900,000         634,000        (824,000)         710,000
  Inventory reserve ..................         117,000          60,000         (57,000)         120,000
  Restructure reserve ................         618,000              --        (618,000)              --
                                         ---------------------------------------------------------------
      Total ..........................     $ 2,250,000     $ 1,549,000     $(2,187,000)     $ 1,612,000
                                         ===============================================================

YEAR ENDED DECEMBER 31, 1998:
  Contract loss reserves .............     $   176,000     $        --     $  (118,000)     $    58,000
  Warranty reserves ..................          30,000              --              --           30,000
  Sales return allowance .............              --         527,000              --          527,000
  Allowance for doubtful accounts ....         417,000       1,152,000        (669,000)         900,000
  Inventory reserve ..................          50,000          67,000              --          117,000
  Restructure reserve ................              --       7,800,000      (7,182,000)         618,000
                                         ---------------------------------------------------------------
      Total ..........................     $   673,000     $ 9,546,000     $(7,969,000)     $ 2,250,000
                                         ===============================================================

YEAR ENDED DECEMBER 31, 1997:
  Contract loss reserves .............     $   250,000     $        --     $   (74,000)     $   176,000
  Warranty reserves ..................          65,000              --         (35,000)          30,000
  Sales return allowance .............         120,000              --        (120,000)              --
  Allowance for doubtful accounts ....         290,000         179,000         (52,000)         417,000
  Inventory reserve ..................         150,000          60,000        (160,000)          50,000
                                         ---------------------------------------------------------------
      Total ..........................     $   875,000     $   239,000     $  (441,000)     $   673,000
                                         ===============================================================