Form 10-Q
period 2000-03-31
SECURE COMPUTING CORP
filed 2000-05-12
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 2000
                                       or
    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Transition Period From ____________ to ____________.

                         Commission file number 0-27074

                          SECURE COMPUTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          52-1637226
------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                          identification no.)


      One Almaden Blvd., Suite 400
              San Jose, CA                                     95113
      -----------------------------                          ----------
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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 24,701,731 issued and outstanding as of May 5, 2000, which number includes 743,636 Exchangeable Shares that have the same voting and other rights as Common Stock and are immediately exercisable for shares of Common Stock.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets  as of March 31, 2000
             (Unaudited) and December 31, 1999...........................      3

         Condensed Consolidated Statements of Operations (Unaudited)
             for the three months ended March 31, 2000 and 1999..........      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the three months ended March 31, 2000 and 1999..........      5

         Notes to the Condensed Consolidated Financial Statements
             (Unaudited).................................................  6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................  9 - 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      11



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      12

Item 2.  Changes in Securities..........................................      12

Item 3.  Defaults upon Senior Securities................................      12

Item 4.  Submission of Matters to a Vote of Security Holders............      12

Item 5.  Other Information..............................................      12

Item 6.  Exhibits and Reports on Form 8-K...............................      13

         Signatures ....................................................      14

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        March 31,      December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $      4,824     $      3,678
   Investments                                                              12,881            5,212
   Accounts receivable, net                                                  3,670            5,417
   Inventories                                                                 314              828
   Other current assets                                                      1,639            2,714
                                                                      ------------     ------------
     Total current assets                                                   23,328           17,849

PROPERTY AND EQUIPMENT, NET                                                  4,192            4,215

OTHER ASSETS                                                                 3,611            3,765
                                                                      ------------     ------------
                                                                      $     31,131     $     25,829
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $      2,017     $      3,198
   Accrued payroll                                                           3,842            2,208
   Other accrued expenses                                                    2,294            1,364
   Deferred revenue                                                          4,712            3,782
                                                                      ------------     ------------
     Total current liabilities                                              12,865           10,552

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -
     March 31, 2000 - 1,427 and December 31, 1999 - 5,706                       --               --
   Common Stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - March 31, 2000- 24,458,465 and
     December 31, 1999 - 23,022,884                                            245              230
   Additional paid-in capital                                              116,322          106,832
   Accumulated deficit                                                     (98,030)         (91,547)
   Foreign currency translation                                               (271)            (238)
                                                                      ------------     ------------
     Total stockholders' equity                                             18,266           15,277
                                                                      ------------     ------------
                                                                      $     31,131     $     25,829
                                                                      ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         Three months ended March 31,
                                                           2000               1999
                                                       -------------------------------
Products and services revenue                          $      6,520       $      6,567
Advanced Technology contracts revenue                           992              1,663
                                                       ------------       ------------
                                                              7,512              8,230

Cost of revenue                                               2,844              4,208
                                                       ------------       ------------
Gross profit                                                  4,668              4,022


Operating expenses:
   Selling and marketing                                      6,668              5,808
   Research and development                                   3,307              2,219
   General and administrative                                 1,203              1,162
    Stock option expense                                         --              4,740
                                                       ------------       ------------
                                                             11,178             13,929
                                                       ------------       ------------
Operating loss                                               (6,510)            (9,907)

Interest and other income                                        27                173
                                                       ------------       ------------
Net loss                                               $     (6,483)      $     (9,734)
                                                       ============       ============

Net loss per share - basic and diluted                 $       (.27)      $       (.58)
                                                       ============       ============

Weighted average shares outstanding                          23,654             16,680
                                                       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                            Three months ended March 31,
                                                                2000            1999
                                                            -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $       445     $    (5,572)

INVESTING ACTIVITIES
   Proceeds from sales of investments                                --           1,992
   Purchase of investments                                       (7,669)             --
   Purchase of property and equipment                              (578)           (365)
   Increase in intangibles and other assets                          24            (380)
                                                            -----------     -----------
     Net cash provided by (used in) investing activities         (8,223)          1,247

FINANCING ACTIVITIES
   Proceeds from issuance of preferred stock                      7,931              --
   Proceeds from issuance of common stock                         1,026           2,897
                                                            -----------     -----------
     Net cash provided by financing activities                    8,957           2,897

EFFECT OF EXCHANGE RATE CHANGES                                     (34)             32
                                                            -----------     -----------

   Increase (decrease) in cash and cash equivalents               1,145          (1,396)
    Cash and cash equivalents beginning of period                 3,678           9,992
                                                            -----------     -----------
    Cash and cash equivalents at end of period              $     4,824     $     8,596
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

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. ORGANIZATION

         We develop and sell computer software products and services designed to provide secure extranets for organizations engaged in electronic business ("e-business"). Our secure extranet solutions combine impenetrable perimeter defense for business networks with scalable, authenticated web and application access control so that an organization may conduct business safely with growing numbers of customers, employees, partners, and suppliers.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual 10-K Report for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

3. SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the first quarter of 2000 and 1999, total comprehensive income amounted to ($6,516) and ($9,702) respectively.

4. STOCK OPTION EXPENSE

         We had an Executive Stock Option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. As of March 31, 2000 81,000 options remain exercisable. For the quarter ended March 31, 1999 we recognized $4,740 of compensation expense related to the accelerated vesting of options under this program.

5. PREFERRED STOCK FINANCING

         In January 2000, we entered into a Put and Call Agreement with Westgate International, L.P. ("Westgate") which provides for the sale of up to 17,500 shares of Series E 4% cumulative Convertible Preferred Stock (the "Series E Stock") to Westgate at $1 per share. In January 2000 we sold 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750. As of March 31, 2000 8,750 shares remain available. All sales of securities to Westgate will be pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         As of March 31, 2000 7,323 shares of the Series E preferred stock were converted into 606,416 shares of our common stock at an average price of $12.10 per share, leaving 1,427 outstanding preferred shares.

         As of May 5, 2000 an additional 1,417 shares of the Series E preferred stock were converted into 213,842 shares of our common stock at a conversion price of $6.69 per share, leaving 10 outstanding preferred shares.

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6. PROFESSIONAL SERVICES

         In March 2000, we sold our Professional Services group to Guardent, Inc. We have included the gain on this transaction, which was not material, in other income.

7. SEGMENT INFORMATION

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

         Significant components of our segments are as follows:

                                            PRODUCTS AND     ADVANCED
                                              SERVICES      TECHNOLOGY
THREE MONTHS ENDED MARCH 31, 2000              SEGMENT        SEGMENT       CORPORATE        TOTAL
------------------------------------------   -----------    -----------    -----------    -----------
   Revenues from external customers ......   $     6,520    $       992    $        --    $     7,512
   Depreciation expense ..................           397             41              5            443
   Segment gross profit ..................         4,344            324             --          4,668
   Segment operating income/(loss) .......        (4,717)          (590)        (1,203)        (6,510)
   Other income ..........................            --             --             27             27
   Segment assets ........................         9,778            895         20,458         31,131
   Expenditures for long lived assets ....           558             12              8            578
                                             -----------    -----------    -----------    -----------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           PRODUCTS AND      ADVANCED
                                             SERVICES       TECHNOLOGY
THREE MONTHS ENDED MARCH 31, 1999            SEGMENT          SEGMENT       CORPORATE          TOTAL
----------------------------------------   ------------    ------------    ------------    ------------
   Revenues from external customers ....   $      6,567    $      1,663    $         --    $      8,230
   Depreciation expense ................            305              55               5             365
   Segment gross profit ................          3,568             454              --           4,022
   Segment operating income/(loss) .....         (3,139)           (867)         (5,901)         (9,907)
   Other income ........................             --              --             173             173
   Segment assets ......................         26,143           2,249          21,139          49,531
   Expenditures for long lived assets ..            349              11               5             365
                                           ------------    ------------    ------------    ------------


         International sales accounted for 15% of total revenue for the three months ended March 31, 2000 and 1999. Major foreign markets for the our products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2000          1999
                                                            ------------  -----------
             Revenues:
                United States sales .....................   $     6,385   $    6,989
                International sales .....................         1,127        1,241
                                                            -----------   ----------
                                                            $     7,512   $    8,230
                                                            ===========   ==========

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

         We base all forward-looking statements in this document on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

         REVENUE. The Company's revenue decreased 8.7 percent to $7,512,000 for the first quarter of 2000 down from $8,230,000 in the same period of 1999. Products and services revenue was $6,520,000 for the quarter, a decrease of 0.7 percent over 1999 and an increase of 10.5 percent over fourth quarter 1999. We expect quarterly revenue from products and services for the remainder of 2000 to increase from the first quarter of 2000. Advanced Technology contract revenue was $992,000 for the quarter, a decrease of 40.4 percent from 1999, which reflects a reduced focus on government contract business that does not complement our products and services offerings. We expect quarterly revenue from government contracts for the remainder of 2000 to increase slightly from the first quarter of 2000. This increase is primarily the result of expected contract awards.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from
48.9 percent in the first quarter of 1999 to 62.1 percent in 2000. The increase resulted mainly from a decrease in lower margin government contract revenue and the disposition of our Professional Services consulting group. We believe that gross profit will trend higher for the remainder of the year as products and services revenues increase.

         SELLING AND MARKETING. Selling and marketing expense increased 14.8 percent to $6,668,000 in the first quarter of 2000, an increase from $5,808,000 in the same period of 1999. As a percentage of revenue, selling and marketing expense was 88.8 percent for the quarter compared to 70.6 percent in the same period of 1999. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense levels to increase in proportion to the increase in revenues for the rest of 2000 in support of new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased by
49.0 percent to $3,307,000 in the first quarter of 2000 from $2,219,000 in the same period of 1999. As a percentage of revenue, research and development expense was 44.0 percent for the quarter compared to 27.0 percent in 1999. The increase resulted primarily from our continued investment in next generation product development, in particular the releases of Sidewinder 5.0 and SafeWord Plus 2.0. We expect that research and development expenses for the rest of 2000 will increase slightly over the level of spending in the first quarter of 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased 3.5 percent to $1,203,000 in the first quarter of 2000, from $1,162,000 in the same period of 1999. As a percentage of revenue, general and administrative expenses were 16.0 percent for the first quarter of 2000 compared to 14.1 percent for the first quarter of 1999. We expect the quarterly general and administrative expenses for the rest of 2000 to remain at levels comparable to the first quarter of 2000.

         INTEREST AND OTHER INCOME. The difference in interest and other income between the periods reflects interest income on cash and investment balances comparable between the periods offset by line of credit cancellation fees in the first quarter of 2000.

         INCOME TAXES. We recognized no income tax expense for either of the periods in 2000 or 1999. We believe it is more likely than not that deferred tax assets, which total $2,700,000 at March 31, 2000, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short term investments increased by $8,815,000 from December 31, 1999 to March 31, 2000. The increase resulted primarily from the gross proceeds of a $8,750,000 Preferred Stock sale and improved linearity in revenue throughout the quarter offset by the use of cash to fund operations and purchase capital equipment. As of March 31, 2000, we had working capital of $10,463,000 as well as the remainder of a January 2000 Series E put/call agreement which provides for the sale of an additional $8,750,000 in Series E preferred stock. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

         Capital additions in the first three months of 2000 were $578,000 and were primarily made up of computer equipment, office furniture and leasehold improvements. The Company expects to invest another $2,600,000 throughout the remainder of 2000 mainly for computer equipment and technology upgrades.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* WE EXPECT QUARTERLY REVENUE FROM PRODUCTS AND SERVICES FOR THE REMAINDER OF 2000 TO INCREASE FROM THE FIRST QUARTER OF 2000. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT QUARTERLY REVENUE FROM GOVERNMENT CONTRACTS FOR THE REMAINDER OF 2000 TO INCREASE SLIGHTLY FROM THE FIRST QUARTER OF 2000. THIS INCREASE IS PRIMARILY THE RESULT OF EXPECTED CONTRACT AWARDS. Meeting this expectation depends upon our ability to achieve a higher level of government contract revenue. We may be unable to meet this expectation for a variety of reasons, including an inability to staff engineers to its current contract requirements or customer delays or cancellations of contract awards.

* WE BELIEVE THAT GROSS PROFIT WILL TREND HIGHER FOR THE REMAINDER OF THE YEAR AS PRODUCTS AND SERVICES REVENUES INCREASE. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT SELLING AND MARKETING EXPENSE LEVELS TO INCREASE IN PROPORTION TO THE INCREASE IN REVENUES FOR THE REST OF 2000 IN SUPPORT OF NEW PRODUCT LAUNCHES. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THAT RESEARCH AND DEVELOPMENT EXPENSES FOR THE REST OF 2000 WILL INCREASE SLIGHTLY OVER THE LEVEL OF SPENDING IN THE FIRST QUARTER OF 2000. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSES FOR THE REST OF 2000 TO REMAIN AT LEVELS COMPARABLE TO THOSE OF THE FIRST QUARTER OF 2000. This expectation depends on us maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

* WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT MARCH 31, 2000, WILL BE REALIZED. This expectation depends primarily on us maintaining, at current levels, our existing government contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* WE BELIEVE THAT WE HAVE SUFFICIENT FINANCIAL RESOURCES AVAILABLE TO FUND OUR CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR AT LEAST THE NEXT TWELVE MONTHS. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve month, including:

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



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have material exposure to quantitative and qualitative market risks because we do not own any risk sensitive financial instruments.

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and its present or former officers Jeffrey Waxman, Timothy McGurran, Patrick Regester, Gary Taggart, Howard Smith and Christine Hughes. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 to March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel. On January 7, 2000, plaintiffs served a consolidated corrected compliant. On February 14, 2000, defendants filed a motion to dismiss the complaint. Defendants' motion is scheduled to be heard on May 26, 2000.

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

ITEM 2. CHANGES IN SECURITIES

         In January 2000, we sold 8,750 shares of Series E 4% cumulative Convertible Preferred Stock ("the Series E Stock") to Westgate International, L.P. ("Westgate"). The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         The Series E Stock is convertible at the election of the holder into shares of Common Stock. As of March 31, 2000 7,323 shares of the Series E Stock had been converted into 606,416 shares of Common Stock leaving 1,427 outstanding preferred shares. The average conversion price for shares of Series E Stock was $12.10 per share of Common Stock.

         As of May 5, 2000 an additional 1,417 shares of the Series E Preferred Stock had been converted into 231,842 shares of Common Stock at a conversion price of $6.69, leaving 10 outstanding preferred shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See proxy statement of the Company dated April 12, 2000, as filed with the Commission on April 3, 2000.

ITEM 5. OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000:

         27       Financial Data Schedule

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         A Form 8-K was filed on February 9, 2000. Pursuant to Item 5 of Form 8-K, the report contains information about the sale of 7,500 shares of Series D Preferred Stock to Westgate International, L.P. ("Westgate") in December 1999 and a Put and Call Agreement with Westgate in January 2000 providing for the sale of up to 17,500 shares of Series E Preferred Stock.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURE COMPUTING CORPORATION


DATE: May 11, 2000                      By:  /s/ Timothy P. McGurran
                                           -------------------------------------
                                            Timothy P. McGurran,
                                             Senior Vice President of Operations
                                               and Chief Financial Officer
                                             (Duly authorized officer and
                                             Principal Financial Officer)

                                INDEX TO EXHIBITS



EXHIBIT                    DESCRIPTION                              PAGE
-------                    -----------                              ----
  27                  Financial Data Schedule               Filed Electronically