Form 10-Q
period 2000-06-30
SECURE COMPUTING CORP
filed 2000-08-11
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  0-27074
                        -------

                          SECURE COMPUTING CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                52-1637226
        -------------------------               --------------------------
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)               identification no.)


      One Almaden Blvd., Suite 400
               San Jose, CA                             95113
        -------------------------               --------------------------
(Address of principal executive offices)              (Zip code)

                                 (408) 918-6100
                         ------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
        ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 25,151,801 issued and outstanding as of August 3, 2000.

                          SECURE COMPUTING CORPORATION

                                      INDEX


PART I   FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 1999.............................      3

         Condensed Consolidated Statements of Operations (Unaudited)
          for the three and six months ended June 30, 2000 and 1999.....      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended June 30, 2000 and 1999...............      5

         Notes to the Condensed Consolidated Financial Statements
          (Unaudited)...................................................    6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     13






PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     14

Item 2.  Changes in Securities..........................................     14

Item 3.  Defaults upon Senior Securities................................     14

Item 4.  Submission of Matters to a Vote of Security Holders............  14-15

Item 5.  Other Information..............................................     15

Item 6.  Exhibits and Reports on Form 8-K...............................     15

         Signatures ....................................................     16

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                  June 30,               December 31,
                                                                                    2000                     1999
                                                                              -----------------        -----------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                           $15,068                  $ 3,678
   Investments                                                                           4,956                    5,212
   Accounts receivable, net                                                              4,634                    5,417
   Inventories                                                                             517                      828
   Other current assets                                                                  2,224                    2,714
                                                                              -----------------        -----------------
     Total current assets                                                               27,399                   17,849

PROPERTY AND EQUIPMENT, NET                                                              5,220                    4,215

OTHER ASSETS                                                                             3,740                    3,765
                                                                              -----------------        -----------------
                                                                                      $ 36,359                 $ 25,829
                                                                              =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     $4,148                  $ 3,198
   Accrued payroll                                                                       3,500                    2,208
   Other accrued expenses                                                                2,210                    1,364
   Deferred revenue                                                                      5,012                    3,782
                                                                              -----------------        -----------------
     Total current liabilities                                                          14,870                   10,552

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -
     June 30, 2000 - 8,760 and December 31, 1999 - 5,706                                   ---                      ---
   Common stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - June 30, 2000- 24,726,539 and December
     31, 1999 - 23,022,884                                                                 247                      230
   Additional paid-in capital                                                          125,305                  106,832
   Accumulated deficit                                                                (103,774)                 (91,547)
   Foreign currency translation                                                           (289)                    (238)
                                                                              -----------------        -----------------
     Total stockholders' equity                                                         21,489                   15,277
                                                                              -----------------        -----------------
                                                                                      $ 36,359                 $ 25,829
                                                                              =================        =================


See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             Three Months Ended           Six Months Ended
                                                   June 30,                   June 30,
                                             2000          1999          2000         1999
                                           ----------------------      ----------------------
Products and services revenue              $  7,563      $  4,763      $ 14,083      $ 11,330
Advanced Technology contracts revenue         1,259           747         2,251         2,410
                                           --------      --------      --------      --------
                                              8,822         5,510        16,334        13,740

Cost of revenue                               2,683         7,627         5,527        11,835
                                           --------      --------      --------      --------
Gross profit                                  6,139        (2,117)       10,807         1,905

Operating expenses:
   Selling and marketing                      7,899        10,511        14,567        16,319
   Research and development                   3,035         2,955         6,342         5,174
   General and administrative                 1,139         3,317         2,342         4,479
   Stock option expense                          --            --            --         4,740
                                           --------      --------      --------      --------
                                             12,073        16,783        23,251        30,712

                                           --------      --------      --------      --------
Operating loss                               (5,934)      (18,900)      (12,444)      (28,807)

Interest and other income                       189           128           216           301
                                           --------      --------      --------      --------
Loss before income taxes                     (5,745)      (18,772)      (12,228)      (28,506)


Income tax expense                               --          (900)           --          (900)
                                           --------      --------      --------      --------
Net loss                                   $ (5,745)     $(19,672)     $(12,228)     $(29,406)
                                           ========      ========      ========      ========

Net loss per share - basic and diluted     $  (0.23)     $  (1.11)     $  (0.50)     $  (1.71)
                                           ========      ========      ========      ========

Weighted average shares outstanding          24,603        17,744        24,267        17,203
                                           ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                             Six months ended June 30,
                                                                2000          1999
                                                             -------------------------
NET CASH USED IN OPERATING ACTIVITIES                         $ (4,433)     $(11,887)

INVESTING ACTIVITIES
    Proceeds from sales of investments                           7,925         1,981
    Purchase of investments                                     (7,669)           --
    Purchase of property and equipment                          (2,093)         (808)
    Increase in intangibles and other assets                      (231)          (73)
                                                              --------      --------
      Net cash provided by (used in) investing activities       (2,068)        1,100

FINANCING ACTIVITIES
    Proceeds from issuance of Preferred Stock                   16,581            --
    Proceeds from issuance of Common Stock                       1,361         3,143
                                                              --------      --------
      Net cash provided by financing activities                 17,942         3,143
                                                              --------      --------

EFFECT OF EXCHANGE RATE CHANGES                                    (51)          (19)
                                                              --------      --------

    Increase (decrease) in cash and cash equivalents            11,390        (7,663)
    Cash and cash equivalents beginning of period                3,678         9,992
                                                              --------      --------
    Cash and cash equivalents ending of period                $ 15,068      $  2,329
                                                              ========      ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

3.       SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the second quarter of 2000 and 1999, total comprehensive loss amounted to ($5,762) and ($19,724) respectively. During the first six months of 2000 and 1999, total comprehensive loss amounted to ($12,278) and ($29,426) respectively.

4.       STOCK OPTION EXPENSE

         We had an Executive Stock Option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. As of June 30, 2000, 81,000 options remain exercisable. For the six months ended June 30, 1999 we recognized $4,740 of compensation expense related to the accelerated vesting of options under this program.

5.       PREFERRED STOCK FINANCING

         In January 2000, we entered into a Put and Call Agreement with Westgate International, L.P. ("Westgate") which provides for the sale of up to 17,500 shares of Series E 4% cumulative Convertible Preferred Stock (the "Series E Stock") to Westgate at $1 per share. In February 2000 we sold 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750. In June 2000 we sold the remaining 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750.

         As of June 30, 2000 8,740 shares of the Series E preferred stock were converted into 820,258 shares of our common stock at an average price of $10.69 per share, leaving 8,760 outstanding preferred shares.

         As of July 6, 2000 an additional 4,857 shares of the Series E preferred stock were converted into 399,825 shares of our common stock at an average price of $12.16 per share, leaving 3,903 outstanding preferred shares.

         In June 2000, we entered into a Put and Call Agreement with Westgate which provides for the sale of up to 15,250 shares of Series F 4% cumulative Convertible Preferred Stock (the "Series F Stock") to Westgate at $1 per

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

share. As of June 30, 2000 15,250 shares remain available. All sales of securities to Westgate will be pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

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

         We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Revenue is recognized at time of shipment and/or when performance of services are complete for the Products and Services segment. For the Advanced Technology segment, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

         Our reportable segments are business units that offer distinct product and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

         Significant components of our segments are as follows:

                                                                      Advanced
                                                  Products and       Technology
  Six Months Ended June 30, 2000                Services Segment       Segment         Corporate            Total
  --------------------------------------------  ----------------- ------------------ --------------- ----------------
     Revenues from external customers .......       $     14,083   $      2,251      $       ---     $     16,334
     Depreciation expense ...................                868             41                3              912
     Segment gross profit  ..................             10,019            788              ---           10,807
     Segment operating loss .................             (8,840)        (1,262)          (2,342)         (12,444)
     Interest and other income ..............                ---            ---              216              216
     Segment assets .........................             12,450          1,117           22,792           36,359
     Expenditures for long lived assets .....              2,066            ---               27            2,093
                                                ----------------- ------------------ --------------- ----------------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      ADVANCED
                                                  PRODUCTS AND       TECHNOLOGY
  SIX MONTHS ENDED JUNE 30, 1999                SERVICES SEGMENT       SEGMENT         CORPORATE          TOTAL
  --------------------------------------------  ----------------- ------------------ --------------- ----------------
     Revenues from external customers .......       $     11,330   $      2,410      $       ---     $     13,740
     Depreciation expense ...................                680             51               10              741
     Segment gross profit  ..................              1,958            (53)             ---            1,905
     Segment operating loss .................            (16,680)        (2,908)          (9,219)         (28,807)
     Interest and other income ..............                ---            ---              301              301
     Segment assets .........................             13,815          4,000           13,981           31,796
     Expenditures for long lived assets .....                773             24               11              808
                                                ----------------- ------------------ --------------- ----------------


         International sales accounted for 21% and 15% of total revenue for the six months ended June 30, 2000 and 1999 respectively. Major foreign markets for the our products include Europe and the Pacific Rim, with the United Kingdom, Germany, Scandinavia and Japan being particularly strong. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                 2000            1999
                                             --------------  -------------
         Revenues:
           United States sales ..............  $12,980        $11,663
           International sales ..............    3,354          2,076
                                             --------------  -------------
                                               $16,334        $13,739
                                             ==============  =============

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

         We base all forward-looking statements in this document on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

         Significant additional expense charges of $11,700,000 in aggregate are included in the second quarter 1999 income statement. These expenses relate to rationalizing our product line, refocusing on e-commerce products and streamlining our executive management structure.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

         REVENUE. Our revenue increased 60.1 percent to $8,822,000 for the second quarter of 2000 up from $5,510,000 in the same period of 1999. Products and services revenue was $7,563,000 for the quarter, an increase of 58.8 percent over second quarter 1999 which was negatively impacted by purchasing delays based on "Year 2000" concerns. We expect revenue from products and services for the remainder of 2000 to increase from the second quarter of 2000. Advanced Technology contract revenue was $1,259,000 for the quarter, an increase of 68.5 percent over the second quarter of 1999 as we continue our focus on development contracts that add value to our products and services offerings. We expect quarterly revenue from Advanced Technology contracts for the remainder of 2000 to remain comparable to the second quarter of 2000.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from
43.6 percent in the second quarter of 1999 (excluding significant charges related to discontinued products) to 69.6 percent in 2000. The increase resulted primarily from increased software license revenues and the disposition of our lower margin Professional Services consulting group in the first quarter of 2000. We believe that gross profit will trend slightly higher for the remainder of the year as products and services revenues increase.

         SELLING AND MARKETING. Selling and marketing expense decreased 24.9 percent to $7,899,000 in the second quarter of 2000 down from $10,511,000 in the same period of 1999.

         Excluding significant charges in the second quarter of 1999 resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense increased 22.2 percent to $7,899,000 in the second quarter of 2000 up from $6,464,000 in the same period of 1999. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense levels to increase slightly from the second quarter as we strengthen our presence in Europe and the Pacific Rim while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased
2.7 percent to $3,035,000 in the second quarter of 2000 up from $2,955,000 in the same period of 1999.

         Excluding significant charges in the second quarter of 1999 mainly for employee relocation expense, research and development expense increased 13.5 percent to $3,035,000 in the second quarter of 2000 up from $2,674,000 in the same period of 1999. The increased spending levels resulted primarily from our continued investment in next generation product development. We expect that research and development expenses for the rest of 2000 will increase slightly over the level of spending in the second quarter of 2000.

         GENERAL AND ADMINISTRATIVE. General and Administrative expense decreased 65.7 percent to $1,139,000 in the second quarter of 2000 down from $3,317,000 in the same period of 1999.

         Excluding significant charges in the second quarter of 1999 mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense decreased 24.9 percent to $1,139,000 in the second quarter of 2000 down from $1,516,000 in the same period of 1999. The decreased spending levels resulted primarily from duplicative executive compensation during our Chief Executive Officer's transition period, additional investment in our accounting department and increased legal fees related to current legal proceedings in the second quarter of 1999. We expect the quarterly general and administrative expenses for the rest of 2000 to remain at levels comparable to the second quarter of 2000.

         INTEREST AND OTHER INCOME. Net interest and other income was $189,000 in the second quarter of 2000, an increase from $128,000 in the same period of 1999. The increase reflects higher average cash and investment balances in 2000 as compared to 1999.

         INCOME TAXES. We recognized no income tax expense in the second quarter of 2000 as we incurred a net operating loss for the quarter compared to an income tax expense in the second quarter of 1999 of $900,000 as we anticipated reduced Advanced Technology contract revenue. We believe it is more likely than not that deferred tax assets, which total $2,700,000 million at June 30, 2000, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         REVENUE. Our revenue increased 18.9 percent to $16,334,000 for the first six months of 2000 up from $13,740,000 in the same period of 1999. Products and services revenue was $14,083,000 for the six months, an increase of
24.3 percent over the same six months of 1999 which were negatively impacted by purchasing delays based on "Year 2000" concerns. We expect revenue from products and services for the remainder of 2000 to increase from the first six months of 2000. Advanced Technology contract revenue was $2,251,000 for the first six months of 2000, a decrease of 6.6 percent from the first six months of 1999 as we continue our focus on development contracts that add value to our products and services offerings. We expect revenue from Advanced Technology contracts for the remainder of 2000 to remain comparable to the first six months of 2000.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from
46.7 percent in the first six months of 1999 (excluding significant charges related to discontinued products) to 66.2 percent in 2000. The increase resulted primarily from increased software license revenues and the disposition of our lower margin Professional Services consulting group in first quarter of 2000. We believe that gross profit will trend slightly higher for the remainder of the year as products and services revenues increase.

         SELLING AND MARKETING. Selling and marketing expense decreased 10.7 percent to $14,567,000 in the first of six months of 2000 down from $16,319,000 in the same period of 1999.

         Excluding significant charges in the first six months of 1999 resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense increased 18.7 percent to $14,567,000 in the first six months of 2000 up from $12,272,000 in the same period of 1999. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense levels to increase slightly from the second quarter as we strengthen our presence in Europe and the Pacific Rim while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 22.6 percent to $6,342,000 in the first six months of 2000 up from $5,174,000 in the same period of 1999.

         Excluding significant charges in the first six months of 1999 mainly for employee relocation expense, research and development expense increased 29.6 percent to $6,342,000 in the first six months of 2000 up from $4,893,000 in the same period of 1999. The increased spending levels resulted primarily from our continued investment in next generation product development. We expect that research and development expenses for the rest of 2000 will increase slightly over the level of spending in the first six months of 2000.

         GENERAL AND ADMINISTRATIVE. General and Administrative expense decreased 47.7 percent to $2,342,000 in the first six months of 2000 down from $4,479,000 in the same period of 1999.

         Excluding significant charges in the first six months of 1999 mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense decreased 12.5 percent to $2,342,000 in the first six months of 2000 down from $2,678,000 in the same period of 1999. The decreased spending levels resulted primarily from duplicative executive compensation during our Chief Executive Officer's transition period, additional investment in our accounting department and increased legal fees related to current legal proceedings in the first six months of 1999. We expect the quarterly general and administrative expenses for the rest of 2000 to remain at levels comparable to the second quarter of 2000.

         INTEREST AND OTHER INCOME. Net interest and other income was $216,000 in the first six months of 2000, a decrease from $301,000 in the same period of 1999. The decrease reflects interest income on cash and investment balances comparable between the periods offset by line of credit cancellation fees in the first six months of 2000.

         INCOME TAXES. We recognized no income tax expense in the first six months of 2000 compared to an income tax expense for the same period in 1999 of $900,000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 million at June 30, 2000, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments increased by $11,134,000 from December 31, 1999 to June 30, 2000. The increase resulted primarily from the gross proceeds of $17,500,000 from two preferred stock sales and improved linearity in revenue throughout the quarter offset by the use of cash to fund operations and purchase capital equipment. As of June 30, 2000 we had working capital of $12,529,000 as well as a June 2000 Series F put/call agreement which provides for the sale of an additional $15,250,000 in Series F preferred stock. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

         Capital additions in the first six months of 2000 were $2,093,000 and were primarily made up of computer equipment, and technology upgrades. We expect to invest another $2,000,000 throughout the remainder of 2000 mainly for computer equipment, and technology upgrades.

         We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next 12 months.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

o WE EXPECT QUARTERLY REVENUE FROM PRODUCTS AND SERVICES FOR THE REMAINDER OF 2000 TO INCREASE FROM THE SECOND QUARTER/FIRST SIX MONTHS OF 2000. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o WE EXPECT QUARTERLY REVENUE FROM ADVANCED TECHNOLOGY CONTRACTS FOR THE REMAINDER OF 2000 TO REMAIN COMPARABLE TO THE SECOND QUARTER/FIRST SIX MONTHS OF 2000. We may be unable to meet this expectation for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

o WE BELIEVE THAT GROSS PROFIT WILL TREND SLIGHTLY HIGHER FOR THE REMAINDER OF THE YEAR AS PRODUCTS AND SERVICES REVENUES INCREASE. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o WE EXPECT SELLING AND MARKETING EXPENSE TO INCREASE SLIGHTLY FROM THE SECOND QUARTER AS WE STRENGTHEN OUR PRESENCE IN EUROPE AND THE PACIFIC RIM WHILE SUPPORTING NEW PRODUCT LAUNCHES. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT THAT RESEARCH AND DEVELOPMENT EXPENSES FOR THE REST OF 2000 WILL INCREASE SLIGHLTY OVER THE LEVEL OF SPENDING IN THE SECOND QUARTER/FIRST SIX MONTHS OF 2000. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSES FOR THE REST OF 2000 TO REMAIN AT LEVELS COMPARABLE TO THE SECOND QUARTER OF 2000. This expectation depends on us maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

o WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT JUNE 30, 2000, WILL BE REALIZED. This expectation depends primarily on us maintaining, at current levels, our existing Advanced Technology contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

o WE EXPECT TO INVEST ANOTHER $2,000,000 THROUGHOUT THE REMAINDER OF 2000 MAINLY FOR COMPUTER EQUIPMENT AND TECHNOLOGY UPGRADES. This expectation depends primarily on us maintaining our current level of investment in property and equipment. Unexpected changes in our structure could change the level of expenditures.

o WE BELIEVE THAT WE HAVE SUFFICIENT FINANCIAL RESOURCES AVAILABLE TO FUND OUR CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS FOR AT LEAST THE NEXT 12 MONTHS. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

     o   our ability to generate revenue as currently expected;

     o   unexpected expenses;

     o   the need for additional funds to react to changes in the marketplace;

     o   unexpected increases in personnel costs;

     o   unexpected increases in selling and marketing expenses;

     o   currently unplanned acquisitions; or

     o our ability to satisfy the conditions and obligations in our agreement with Westgate.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have material exposure to quantitative and qualitative market risks because we do not own any risk sensitive financial instruments.

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and its present or former officers Jeffrey Waxman, Timothy McGurran, Patrick Regester, Gary Taggart, Howard Smith and Christine Hughes. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 to March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel. On January 7, 2000, plaintiffs served a consolidated corrected compliant. On February 14, 2000, defendants filed a motion to dismiss the complaint. On June 14, 2000, plaintiffs' complaint was dismissed with leave to amend. Plaintiffs are expected to amend the complaint in August 2000.


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



ITEM 2.  CHANGES IN SECURITIES

         In February 2000, we sold 8,750 shares of Series E 4% cumulative Convertible Preferred Stock (the "Series E Stock") to Westgate International, L.P. ("Westgate"). In June 2000, we sold an additional 8,750 shares of the Series E preferred stock to Westgate. The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         The Series E Stock is convertible at the election of the holder into shares of Common Stock. As of June 30, 2000 8,740 shares of the Series E Stock had been converted into 820,258 shares of Common Stock leaving 8,760 outstanding preferred shares. The average conversion price for shares of Series E Stock was $10.69 per share of Common Stock.

         As of July 6, 2000 an additional 4,857 shares of the Series E Preferred Stock had been converted into 399,825 shares of Common Stock at a conversion price of $12.16, leaving 3,903 outstanding preferred shares.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following matters were approved at the Company's Annual Meeting of Stockholders held on May 11, 2000:

                  a)  The following directors were elected:
                                                    Common Shares Voted
                  Directors                         For         Against
                  --------------------------------------------------------------
                  Robert J. Frankenberg          21,664,848      332,968
                  John McNulty                   21,671,862      325,954


                    Such directors were elected to three year terms commencing upon their election. Directors, Eric Rundquist, Stephen M. Puricelli, and Alexander Zakupowsky, Jr. continued in office until expiration of their respective roles.

                  b)  Amendment of the Employee Stock Purchase Plan
                                                  Number of Common Shares Voted
                  Employee Stock Purchase Plan    For       Against    Abstain
                  --------------------------------------------------------------
                  Amendment of the Employee    10,101,165   296,470   1,173,096
                  Stock Purchase Plan

                  c) Amendment of the Amended and Restated 1995 Omnibus Stock
                     Plan
                                                  Number of Common Shares Voted
                  1995 Omnibus Stock Plan          For      Against    Abstain
                  --------------------------------------------------------------
                  Amendment of the Amended and  7,227,964  3,185,021  1,157,747
                  Restated Omnibus Stock Plan

                  d) The stockholders also approved the following proposal:
                                                  Number of Common Shares Voted
                  Independent Accountants            For       Against  Abstain
                  --------------------------------------------------------------
                  Ratification of Ernst & Young   21,907,648   33,003    57,165
                  LLP As independent accountants

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000:

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



                                      SECURE COMPUTING CORPORATION


DATE: August 11, 2000                 By:   \s\ Timothy P. McGurran
                                            ------------------------------------
                                            Timothy P. McGurran,
                                            Senior Vice President of Operations
                                                    and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


         EXHIBIT                   DESCRIPTION                    PAGE
         -------                   -----------                    ----
           27                 Financial Data Schedule      Filed Electronically