Form 10-Q/A
period 2000-06-30
SECURE COMPUTING CORP
filed 2000-09-06
CIK 1001916

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

                          SECURE COMPUTING CORPORATION

                                      INDEX


PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 1999.............................      3

         Condensed Consolidated Statements of Operations (Unaudited)
          for the three and six months ended June 30, 2000 and 1999.....      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended June 30, 2000 and 1999...............      5

         Notes to the Condensed Consolidated Financial Statements
          (Unaudited)...................................................    6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     13






PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     14


Item 2.  Changes in Securities..........................................  14-15

Item 3.  Defaults upon Senior Securities................................     15

Item 4.  Submission of Matters to a Vote of Security Holders............     15

Item 5.  Other Information..............................................     15

Item 6.  Exhibits and Reports on Form 8-K...............................     16

         Signatures ....................................................     17

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                          June 30,       December 31,
                                                                            2000             1999
                                                                        ------------     ------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                            $     15,068     $      3,678
   Investments                                                                 4,956            5,212
   Accounts receivable, net                                                    4,634            5,417
   Inventories                                                                   517              828
   Other current assets                                                        2,224            2,714
                                                                        ------------     ------------
     Total current assets                                                     27,399           17,849

PROPERTY AND EQUIPMENT, NET                                                    5,220            4,215

OTHER ASSETS                                                                   3,740            3,765
                                                                        ------------     ------------
                                                                        $     36,359     $     25,829
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                     $      4,148     $      3,198
   Accrued payroll                                                             3,500            2,208
   Other accrued expenses                                                      2,210            1,364
   Deferred revenue                                                            5,012            3,782
                                                                        ------------     ------------
     Total current liabilities                                                14,870           10,552

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -
     June 30, 2000 - 8,760 and December 31, 1999 - 5,706                          --               --
   Common stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - June 30, 2000- 24,726,539 and December
     31, 1999 - 23,022,884                                                       247              230
   Additional paid-in capital                                                125,305          106,832
   Accumulated deficit                                                      (103,774)         (91,547)
   Foreign currency translation                                                 (289)            (238)
                                                                        ------------     ------------
     Total stockholders' equity                                               21,489           15,277
                                                                        ------------     ------------
                                                                        $     36,359     $     25,829
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

5.       PREFERRED STOCK FINANCING


         In January 2000, we entered into a Put and Call Agreement with Westgate International, L.P. ("Westgate") which provides for the sale of up to 17,500 shares of Series E 4% cumulative Convertible Preferred Stock (the "Series E Stock") to Westgate at $1,000 per share. In February 2000 we sold 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750. In June 2000 we sold the remaining 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750.


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


         In June 2000, we entered into a Put and Call Agreement with Westgate which provides for the sale of up to 15,250 shares of Series F 4% cumulative Convertible Preferred Stock (the "Series F Stock") to Westgate at $1,000 per

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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


         We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 3, "Significant Accounting Policies." Revenue is recognized at time of shipment and/or when performance of services are complete for the Products and Services segment. For the Advanced Technology segment, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.


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


         The Series E Stock is convertible at the election of the holder into shares of Common Stock. Each share of Series E Stock has a face value of $1,000 and is convertible, at the election of the holder, into that number of shares of our Common Stock equal to $1,000 divided by the conversion price. The conversion price is equal to the lower of (i) an amount equal to 20% above the average closing price of our Common Stock for a five day trading period before the date that notice was given to sell the Series E preferred stock (or, if lower in the event of a put by us, 20% above the average closing price of our Common Stock for a five day trading period after the date that notice is given to sell the preferred stock); and (ii) an amount equal to the average of the two lowest daily trading prices for the 12 trading days before the day of conversion.

         The conversion price of the Series E Stock is subject to modification and adjustment, for example, in connection with the stock splits, distributions and certain issuances of securities below the then existing conversion price.

         The Series E Stock is also subject to mandatory conversion into Common Stock four months after the registration statement covering the resale of the Common Stock issuable upon conversion of the Series E Stock becomes effective. Mandatory conversion will be deferred, however, under certain circumstances.

         Additionally, the holders of Series E Stock are not obligated to convert the Series E Stock into Common Stock unless all conditions are satisfied.

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

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000:


         3.1 Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1998, the Certification of Designations of Series E 4% Cumulative Convertible Preferred Stock effective January 26, 2000, and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000.

         4.1 Put/Call Agreement between Westgate International, L.P. and Secure Computing Corporation dated as of June 30, 2000.*

         10.1 Registration Rights Agreement between Westgate International, L.P. and Secure Computing Corporation dated as of June 30, 2000.*

         27.1     Financial Data Schedule.

         Copies of Exhibits will be furnished upon request and payment of our reasonable expenses in furnishing the Exhibits.


         * Incorporated by reference on the Form S-3 filed by Secure Computing on August 4, 2000.

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
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                 DESCRIPTION                              PAGE
-------                 -----------                              ----

  3.1    Restated Certification of Incorporation         FILED ELECTRONICALLY

  4.1    Put/Call Agreement between Westgate           INCORPORATED BY REFERENCE
         International, L.P. and Secure Computing
         Corporation dated as of June 30, 2000.

 10.1    Registration Rights Agreement between         INCORPORATED BY REFERENCE
         Westgate Internation, L.P. and Secure
         Computing Corporation dated as of June 30,
         2000.

 27.1    Financial Data Schedule                         FILED ELECTRONICALLY