Form 10-Q
period 2000-09-30
SECURE COMPUTING CORP
filed 2000-11-13
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From ______________ to ______________.

Commission file number  0-27074
                        -------

                          SECURE COMPUTING CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   52-1637226
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                   identification no.)


      One Almaden Blvd., Suite 400
             San Jose, CA                                    95113
     -------------------------------                     ------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 25,504,988 issued and outstanding as of November 6, 2000.

                          SECURE COMPUTING CORPORATION

                                      INDEX


PART I    FINANCIAL INFORMATION                                       PAGE NO.
                                                                      --------

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of
            September 30, 2000 (Unaudited) and December
            31, 1999..................................................       3

          Condensed Consolidated Statements of Operations
            (Unaudited) for the three and nine months ended
            September 30, 2000 and 1999...............................       4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the nine months ended September
            30, 2000 and 1999.........................................       5

          Notes to the Condensed Consolidated Financial
            Statements (Unaudited)....................................   6 - 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................  9 - 12

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................      12





PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      13

Item 2.   Changes in Securities....................................... 13 - 14

Item 3.   Defaults upon Senior Securities.............................      14

Item 4.   Submission of Matters to a Vote of Security Holders.........      14

Item 5.   Other Information...........................................      14

Item 6.   Exhibits and Reports on Form 8-K............................      14

          Signatures .................................................      15

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                     September 30,     December 31,
                                                                         2000              1999
                                                                     -------------     ------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $      5,971      $      3,678
   Investments                                                             13,805             5,212
   Accounts receivable, net                                                 4,719             5,417
   Inventories                                                                643               828
   Other current assets                                                     3,111             2,714
                                                                     ------------      ------------
     Total current assets                                                  28,249            17,849

PROPERTY AND EQUIPMENT, NET                                                 5,709             4,215

OTHER ASSETS                                                                3,587             3,765
                                                                     ------------      ------------
                                                                     $     37,545      $     25,829
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      4,128      $      3,198
   Accrued payroll                                                          3,587             2,208
   Other accrued expenses                                                   2,479             1,364
   Deferred revenue                                                         5,371             3,782
                                                                     ------------      ------------
     Total current liabilities                                             15,565            10,552

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares-
     September 30, 2000 - 4,727 and December 31, 1999 - 5,706                  --                --
   Common stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - September 30, 2000- 25,459,437 and
     December 31, 1999 - 23,022,884                                           255               230
   Additional paid-in capital                                             130,729           106,832
   Accumulated deficit                                                   (108,650)          (91,547)
   Foreign currency translation                                              (354)             (238)
                                                                     ------------      ------------
     Total stockholders' equity                                            21,980            15,277
                                                                     ------------      ------------
                                                                     $     37,545      $     25,829
                                                                     ============      ============

                See accompanying notes to condensed consolidated
                              financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                              2000          1999            2000         1999
                                          -------------------------     -------------------------
Products and services revenue             $    9,515     $    5,318     $   23,598     $   16,647
Advanced Technology contracts revenue          1,100          1,157          3,351          3,567
                                          ----------     ----------     ----------     ----------
                                              10,615          6,475         26,949         20,214

Cost of revenue                                3,039          3,881          8,566         15,716
                                          ----------     ----------     ----------     ----------
Gross profit                                   7,576          2,594         18,383          4,498

Operating expenses:
   Selling and marketing                       8,270          6,209         22,837         22,528
   Research and development                    3,243          2,842          9,585          8,015
   General and administrative                  1,167          1,510          3,509          5,989
   Stock option expense                           --             --             --          4,740
                                          ----------     ----------     ----------     ----------
                                              12,680         10,561         35,931         41,272

                                          ----------     ----------     ----------     ----------
Operating loss                                (5,104)        (7,967)       (17,548)       (36,774)

Interest and other income                        229             61            445            362
                                          ----------     ----------     ----------     ----------
Loss before income taxes                      (4,875)        (7,906)       (17,103)       (37,312)


Income tax expense                                --             --             --           (900)
                                          ----------     ----------     ----------     ----------
Net loss                                  $   (4,875)    $   (7,906)    $  (17,103)    $  (36,412)
                                          ==========     ==========     ==========     ==========

Net loss per share - basic and diluted    $    (0.19)    $    (0.38)    $    (0.69)    $    (2.03)
                                          ==========     ==========     ==========     ==========

Weighted average shares outstanding           25,264         20,628         24,619         18,359
                                          ==========     ==========     ==========     ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                 Nine months ended
                                                                    September 30,
                                                                2000           1999
                                                             ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                        $   (9,083)    $  (17,312)

INVESTING ACTIVITIES
    Proceeds from sales of investments                            7,925          5,462
    Purchase of investments                                     (16,519)            --
    Purchase of property and equipment                           (3,080)        (1,502)
    Increase (decrease) in intangibles and other assets            (209)           100
                                                             ----------     ----------
      Net cash provided by (used in) investing activities       (11,883)         4,060

FINANCING ACTIVITIES
    Proceeds from issuance of Preferred Stock                    21,346           (125)
    Proceeds from issuance of Common Stock                        2,028          3,624
                                                             ----------     ----------
      Net cash provided by financing activities                  23,374          3,499
                                                             ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES                                    (116)           (18)
                                                             ----------     ----------

    Increase (decrease) in cash and cash equivalents              2,292         (9,771)
    Cash and cash equivalents beginning of period                 3,678          9,992
                                                             ----------     ----------
    Cash and cash equivalents ending of period               $    5,970     $      221
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

                          SECURE COMPUTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. ORGANIZATION

         We develop and sell computer software products and services designed to provide safe, secure extranets for electronic business ("e-business"). Our secure extranet solutions provide authentication, authorization, and secure network access so that an organization may conduct business safely with growing numbers of customers, employees, partners, and suppliers.

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

3. SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the third quarter of 2000 and 1999, total comprehensive loss amounted to ($4,941) and ($7,904) respectively. During the first nine months of 2000 and 1999, total comprehensive loss amounted to ($17,219) and ($37,330) respectively.

4. STOCK OPTION EXPENSE

         We have an Executive Stock Option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. As of September 30, 2000, 81,000 options remain exercisable. For the nine months ended September 30, 1999 we recognized $4,740 of compensation expense related to the accelerated vesting of options under this program.

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

         As of September 30, 2000 13,597 shares of the Series E Stock were converted into 1,220,083 shares of our common stock at an average price of $11.14 per share, leaving 3,903 outstanding preferred shares.

         In June 2000, we entered into a Put and Call Agreement with Westgate which provides for the sale of up to 15,250 shares of Series F 4% cumulative Convertible Preferred Stock (the "Series F Stock") to Westgate at $1,000 per share. In August 2000, Westgate assigned, and Elliott Associates, L.P. ("Elliott") assumed, 50% of Westgate's

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

rights and obligations under the put/call agreement. Later in August 2000, we sold to each of Westgate and Elliott 2,625 shares of the Series F Stock resulting in total gross proceeds of $5,250. As of September 30, 2000, 10,000 shares remain available. All sales of securities to Westgate and Elliott were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         As of September 30, 2000 4,426 shares of the Series F Stock were converted to 256,073 shares of our common stock at an average price of $17.28 per share, leaving 824 outstanding preferred shares.

         As of November 3, 2000 the remaining 824 shares of the Series F Stock were converted to 42,762 shares of our common stock at an average price of $19.44 per share.

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

         Significant components of our segments are as follows:

                                         PRODUCTS AND      ADVANCED
                                           SERVICES       TECHNOLOGY
NINE MONTHS ENDED SEPTEMBER 30, 2000        SEGMENT         SEGMENT       CORPORATE          TOTAL
------------------------------------     ------------    ------------    ------------    ------------
Revenues from external customers .....   $     23,598    $      3,351    $         --    $     26,949
Depreciation expense .................          1,351              42              19           1,412
Segment gross profit .................         17,258           1,125              --          18,383
Segment operating loss ...............        (12,272)         (1,767)         (3,509)        (17,548)
Interest and other income ............             --              --             445             445
Segment assets .......................         14,045             950          22,550          37,545
Expenditures for long lived assets ...          3,040              --              40           3,080
                                         ------------    ------------    ------------    ------------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         PRODUCTS AND      ADVANCED
                                           SERVICES       TECHNOLOGY
NINE MONTHS ENDED SEPTEMBER 30, 1999        SEGMENT         SEGMENT       CORPORATE          TOTAL
------------------------------------     ------------    ------------    ------------    ------------
Revenues from external customers .....   $     16,647    $      3,567    $         --    $     20,214
Depreciation expense .................            997             101              15           1,113
Segment gross profit .................          4,201             297              --           4,498
Segment operating loss ...............        (22,175)         (3,870)        (10,729)        (36,774)
Interest and other income ............             --              --             362             362
Segment assets .......................         14,620           1,445           8,396          24,461
Expenditures for long lived assets ...          1,440              42              20           1,502
                                         ------------    ------------    ------------    ------------

         International sales accounted for 18% and 12% of total revenue for the nine months ended September 30, 2000 and 1999 respectively. Major foreign markets for our products include Europe and the Pacific Rim. The majority of our revenue in these markets is generated by independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2000          1999
                                                         ---------      ---------
            Revenues:
              United States sales ....................   $  22,073      $  17,713
              International sales ....................       4,876          2,501
                                                         ---------      ---------
                                                         $  26,949      $  20,214
                                                         =========      =========

                          SECURE COMPUTING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance or achievements.

         In addition, the following information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report, the risk factors detailed in our Annual Report of Form 10-K for the year ended December 31, 1999 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 15, 2000, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         REVENUE. Our revenue increased 63.9 percent to $10,615,000 for the third quarter of 2000 up from $6,475,000 in the same period of 1999. Products and services revenue was $9,515,000 for the quarter, an increase of 78.9 percent over third quarter 1999 which was negatively impacted by purchasing delays based on "Year 2000" concerns. We expect fourth quarter revenue from products and services to grow 80% to 85% over the fourth quarter of 1999. Advanced Technology contract revenue was $1,100,000 for the quarter, a decrease of 4.9 percent over the third quarter of 1999 as we continue our focus on development contracts that add value to our products and services offerings. We expect quarterly revenue from Advanced Technology contracts for the remainder of 2000 to remain fairly constant when compared to the third quarter of 2000.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from
40.1 percent in the third quarter of 1999 to 71.4 percent in 2000. The increase resulted primarily from increased software license revenues and the disposition of our lower margin Professional Services consulting group in the first quarter of 2000. We expect gross profit to ramp between 1 and 2 percentage points in the fourth quarter of 2000 as products and services revenues increase.

         SELLING AND MARKETING. Selling and marketing expense increased 33.2 percent to $8,270,000 in the third quarter of 2000 up from $6,209,000 in the same period of 1999. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense levels to increase on an actual dollar basis, but continue to decline as a percent of revenue as we strengthen our presence in Europe and the Pacific Rim while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased
14.1 percent to $3,243,000 in the third quarter of 2000 up from $2,842,000 in the same period of 1999. The increased spending levels resulted primarily from our continued investment in next generation product development, including our Distributed Secure Architecture product line. We expect research and development expenses to increase on an actual dollar basis but continue to decline as a percent of revenue when compared to the third quarter of 2000.

         GENERAL AND ADMINISTRATIVE. General and Administrative expense decreased 22.7 percent to $1,167,000 in the third quarter of 2000 down from $1,510,000 in the same period of 1999 reflecting a streamlined executive management team. We expect the quarterly general and administrative expenses to increase on an actual dollar basis but continue to decline as a percent of revenue for the fourth quarter of 2000.

         INTEREST AND OTHER INCOME. Net interest and other income was $229,000 in the third quarter of 2000, an increase from $61,000 in the same period of 1999. The increase reflects higher average cash and investment balances in 2000 as compared to 1999.

         INCOME TAXES. We recognized no income tax expense for either of the periods in 2000 or 1999. We believe it is more likely than not that deferred tax assets, which total $2,700,000 at September 30, 2000, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         Significant additional expense charges of $11,700,000 in aggregate are included in the second quarter 1999 income statement. These expenses relate to rationalizing our product line, refocusing on e-commerce products and streamlining our executive management structure.

         REVENUE. Our revenue increased 33.3 percent to $26,949,000 for the first nine months of 2000 up from $20,214,000 in the same period of 1999. Products and services revenue was $23,598,000 for the nine months, an increase of 41.8 percent over the same nine months of 1999 which were negatively impacted by purchasing delays based on "Year 2000" concerns. We expect fourth quarter revenue from products and services to grow 80% to 85% over the fourth quarter of 1999 resulting in full year 2000 products and services growth in excess of 50% over 1999. Advanced Technology contract revenue was $3,351,000 for the first nine months of 2000, a decrease of 6.1 percent from the first nine months of 1999 as we continue our focus on development contracts that add value to our products and services offerings. We expect revenue from Advanced Technology contracts for the remainder of 2000 to remain fairly constant when compared to the first nine months of 2000.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from
44.6 percent in the first nine months of 1999 (excluding significant charges related to discontinued products) to 68.2 percent in 2000. The increase resulted primarily from increased software license revenues and the disposition of our lower margin Professional Services consulting group in first quarter of 2000. We expect gross profit to ramp between 1 and 2 percentage points in the fourth quarter of 2000 as products and services revenues increase.

         SELLING AND MARKETING. Selling and marketing expense increased 1.4 percent to $22,837,000 in the first of nine months of 2000 up from $22,528,000 in the same period of 1999.

         Excluding significant charges in the first nine months of 1999 resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense increased 23.6 percent to $22,837,000 in the first nine months of 2000 up from $18,481,000 in the same period of 1999. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense levels to increase on an actual dollar basis but continue to decline as a percent of revenue from the third quarter as we strengthen our presence in Europe and the Pacific Rim while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased
19.6 percent to $9,585,000 in the first nine months of 2000 up from $8,015,000 in the same period of 1999.

         Excluding significant charges in the first nine months of 1999 mainly for employee relocation expense, research and development expense increased 23.9 percent to $9,585,000 in the first nine months of 2000 up from $7,735,000 in the same period of 1999. The increased spending levels resulted primarily from our continued investment in next generation product development, including our Distributed Secure Architecture product line. We expect that research and development expenses for the rest of 2000 will increase on an actual dollar basis but continue to decline as a percent of revenue.

         GENERAL AND ADMINISTRATIVE. General and Administrative expense decreased 41.4 percent to $3,509,000 in the first nine months of 2000 down from $5,989,000 in the same period of 1999.

         Excluding significant charges in the first nine months of 1999 mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense decreased 16.2 percent to $3,509,000 in the first nine months of 2000 down from $4,188,000 in the same period of 1999. The decreased spending levels resulted primarily from duplicative executive compensation during our Chief Executive Officer's transition period, additional investment in our accounting department and increased legal fees related to current legal proceedings in the first nine months of 1999. We expect the quarterly general and administrative expenses to increase on an actual dollar basis but continue to decline as a percent of revenue for the fourth quarter of 2000.

         INTEREST AND OTHER INCOME. Net interest and other income was $445,000 in the first nine months of 2000, an increase from $362,000 in the same period of 1999. The increase reflects higher average cash and investment balances in the first nine months of 2000 as compared to 1999.

         INCOME TAXES. We recognized no income tax expense in the first nine months of 2000 compared to an income tax expense for the same period in 1999 of $900,000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 at September 30, 2000, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments increased by $10,886,000 from December 31, 1999 to September 30, 2000. The increase resulted primarily from the gross proceeds of $22,750,000 from three preferred stock sales and improved linearity in revenue throughout the quarter offset by the use of cash to fund operations and purchase capital equipment. As of September 30, 2000 we had working capital of $12,684,000 as well as the remainder of a June 2000 Series F put/call agreement which provides for the sale of an additional $10,000,000 in Series F preferred stock. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

         Capital additions in the first nine months of 2000 were $3,080,000 and were primarily made up of computer equipment and technology upgrades. We expect to invest another $1,000,000 throughout the remainder of 2000 mainly for computer equipment, and technology upgrades.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* WE EXPECT FOURTH QUARTER REVENUE FROM PRODUCTS AND SERVICES TO GROW 80% TO 85% OVER THE FOURTH QUARTER OF 1999 RESULTING IN FULL YEAR 2000 PRODUCTS AND SERVICES GROWTH IN EXCESS OF 50% OVER 1999. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT QUARTERLY REVENUE FROM ADVANCED TECHNOLOGY CONTRACTS FOR THE REMAINDER OF 2000 TO REMAIN FAIRLY CONSTANT WHEN COMPARED TO THE THIRD QUARTER/FIRST NINE MONTHS OF 2000. We may be unable to meet this expectation for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

* WE EXPECT GROSS PROFIT TO RAMP BETWEEN 1 AND 2 PERCENTAGE POINTS IN THE FOURTH QUARTER OF 2000 AS PRODUCTS AND SERVICES REVENUES INCREASE. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue, which may not occur for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT SELLING AND MARKETING EXPENSE LEVELS TO INCREASE ON AN ACTUAL DOLLAR BASIS, BUT CONTINUE TO DECLINE AS A % OF REVENUE AS WE STRENGTHEN OUR PRESENCE IN EUROPE AND THE PACIFIC RIM WHILE SUPPORTING NEW PRODUCT LAUNCHES. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT RESEARCH AND DEVELOPMENT EXPENSES TO INCREASE ON AN ACTUAL DOLLAR BASIS BUT CONTINUE TO DECLINE AS A % OF REVENUE WHEN COMPARED TO THE THIRD QUARTER/FIRST NINE MONTHS OF 2000. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSES TO INCREASE ON AN ACTUAL DOLLAR BASIS BUT CONTINUE TO DECLINE AS A PERCENT OF REVENUE FOR THE FOURTH QUARTER OF 2000. This expectation depends on us maintaining the current anticipated level of spending, which may not occur due to unexpected increases in such costs.

* WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT SEPTEMBER 30, 2000, WILL BE REALIZED. This expectation depends primarily on us maintaining, at current levels, our existing Advanced Technology contract business. If these contracts are lost or adjusted downward, deferred tax assets would be expected to be written down with a corresponding charge to income tax expense recorded.

* WE EXPECT TO INVEST ANOTHER $1,000,000 THROUGHOUT THE REMAINDER OF 2000 MAINLY FOR COMPUTER EQUIPMENT AND TECHNOLOGY UPGRADES. This expectation depends primarily on us maintaining our current level of investment in property and equipment. Unexpected changes in our structure could change the level of expenditures.

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

          *    currently unplanned acquisitions; or

          * our ability to satisfy the conditions and obligations in our agreement with Westgate and Elliott.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have material exposure to quantitative and qualitative market risks because we do not own any risk sensitive financial instruments.

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and its present or former officers Jeffrey Waxman, Timothy McGurran, Patrick Regester, Gary Taggart, Howard Smith and Christine Hughes. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 to March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel. On January 7, 2000, plaintiffs served a consolidated corrected compliant. On February 14, 2000, defendants filed a motion to dismiss the complaint. On June 14, 2000, plaintiffs' complaint was dismissed with leave to amend. On August 18, 2000, plaintiffs were served an amended complaint. On September 29, 2000, defendants filed a motion to dismiss the amended complaint. Defendants' motion is scheduled to be heard on January 5, 2001.

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

         In August 2000, Westgate assigned, and Elliott Associates, L.P. ("Elliott") assumed, 50% of Westgate's rights and obligations under the put/call agreement. Later in August 2000, we sold to each of Westgate and Elliott 2,625 shares of Series F 4% cumulative Convertible Preferred Stock (the "Series F Stock") to resulting in total gross proceeds of $5,250. As of September 30, 2000 10,000 shares remain available.

         The Series E and Series F Stock are convertible at the election of the holder into shares of common stock. Each share of Series E and Series F Stock has a face value of $1,000 and is convertible, at the election of the holder, into that number of shares of our common stock equal to $1,000 divided by the conversion price. The conversion price is equal to the lower of (i) an amount equal to 20% above the average closing price of our common stock for a five day trading period before the date that notice was given to sell the Series E or Series F Stock (or, if lower in the event of a put by us, 20% above the average closing price of our common stock for a five day trading period after the date that notice is given to sell the preferred stock); and (ii) an amount equal to the average of the two lowest daily trading prices for the 12 trading days before the day of conversion.

         The conversion price of either the Series E or Series F Stock is subject to modification and adjustment, for example, in connection with the stock splits, distributions and certain issuances of securities below the then existing conversion price.

         The Series E and Series F Stock is also subject to mandatory conversion into common stock four months after the registration statement covering the resale of the common stock issuable upon conversion of either the Series E or Series F Stock becomes effective. Mandatory conversion will be deferred, however, under certain circumstances.

         Additionally, the holders of either Series E or Series F Stock are not obligated to convert the Series E or Series F Stock into common stock unless all conditions are satisfied.

         As of September 30, 2000 13,597 shares of the Series E Stock had been converted into 1,220,083 shares of common stock leaving 3,903 outstanding preferred shares. The average conversion price for shares of Series E Stock was $11.14 per share of common stock.

         As of September 30, 2000 4,426 shares of the Series F Stock had been converted into 256,073 shares of common stock leaving 824 outstanding preferred shares. The average conversion price for shares of Series F Stock was $17.29 per share of common stock.

         As of November 3, 2000 the remaining 824 shares of the Series F Stock had been converted into 42,762 shares of common stock at an average conversion price of $19.44 per share.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000:

         27.1     Financial Data Schedule.

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



                                       SECURE COMPUTING CORPORATION


DATE: November 13, 2000                By: /s/ Timothy P. McGurran
                                           --------------------------------
                                            Timothy P. McGurran,
                                            Senior Vice President of Operations
                                              and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                   DESCRIPTION                                PAGE
-------                   -----------                                ----
  3.1      Restated Certificate of Incorporation,           FILED ELECTRONICALLY
           effective March 6, 1996, as amended by the
           Certificate of Amendment of Certificate of
           Incorporation effective December 11, 1998,
           the Certification of Designations of Series
           E 4% Cumulative Convertible Preferred Stock
           effective January 26, 2000, and the
           Certificate of Designations of Series F 4%
           Cumulative Convertible Preferred Stock
           effective June 30, 2000.
  27.1     Financial Data Schedule                          FILED ELECTRONICALLY