Form 10-K405
period 2000-12-31
SECURE COMPUTING CORP
filed 2001-03-30
CIK 1001916

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)

    |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         COMMISSION FILE NUMBER 0-27074

                             ----------------------

                          SECURE COMPUTING CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     52-1637226
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           4810 HARWOOD ROAD,
          SAN JOSE, CALIFORNIA                             95124
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (800) 379-4944

                             ----------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                             ----------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2001 was $274,640,567 based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

         As of March 15, 2001, the Registrant had 27,811,703 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 9, 2001 for the year ended December 31, 2000 are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

PART I

Item 1. BUSINESS...............................................................2

Item 2. PROPERTIES............................................................15

ITEM 3. LEGAL PROCEEDINGS.....................................................15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................15

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS...............................................16

ITEM 6. SELECTED FINANCIAL DATA...............................................17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................23

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................24

ITEM 11. EXECUTIVE COMPENSATION...............................................24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................24

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....25

                                     PART I

         Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A number of risks and uncertainties, including those discussed under the caption "Certain Factors That May Affect Future Results" in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made.

         In this Annual Report on Form 10-K, "Secure Computing," "we," "us," "our," and "Registrant" refer to Secure Computing Corporation.

ITEM 1. BUSINESS

* We develop and sell computer software products and services designed to provide secure access control for all users engaging in business over public networks, including the Internet, intranets, and extranets. Our customers operate some of the largest and most sophisticated electronic business (e-business) exchanges in the world. We have always worked closely with these customers, which include major corporations and agencies of the United States government, to deliver the utmost in secure access control and innovative new features. When our customers buy a Secure Computing solution, they are getting the benefit of these relationships and experience that no other commercial security vendor can match. We are one of the foremost information security companies in the world, with over 20 years in the industry. Over the years, we invented many of the technologies and standards that now underlie information security. In a very literal sense, the original basis for securing transactions across computers and networks was born at Secure Computing Corporation.

* Our solutions enable our customers to control, manage, and personalize access for millions of customers, employees, and partners connecting to their business. The challenge for organizations (conducting e-business) is to provide application and network solutions that let growing numbers of users access business systems, easily, safely, and privately. In answer to this challenge, we deliver risk-free, personalized e-business access control. Our solutions instill in our customers the confidence and freedom to continuously grow their business by authenticating both internal and external users through virtually any method. Based on the user's identity, our products assign a user a role that determines the user's access rights, gives the user the entitlement it needs to do business, and logs the user's activity. Flexibility in access control is critical, and therefore we give our customers the means to personalize access rights and roles as they choose. Moreover, businesses no longer have the increased administrative burden and infrastructure costs of replicating data for multiple user types. Authorized users have real-time access to the appropriate information, based on their assigned roles.

* We are the first security company to recognize the global need for scalable, integrated user access solutions capable of turning a risk-filled Internet environment into a manageable, risk-controlled environment in which to build successful, productive e-business relationships. Formerly, we were known as a leader in network security products. Now, building upon our security product expertise, we are setting the pace in providing complete, integrated, plug-and-play access control solutions across the enterprise.

* Our partners recognize the value of our products as well. Through alliance partnerships, customers get the combined value of our access control solutions along with "best of breed" products from suppliers such as Baltimore, Cisco, Citrix, Checkpoint, Entrust, Ericsson, Intel, Rainbow, and so on. Through strategic partnerships with companies such as Hewlett-Packard, EDS, and 3Com, our customers get innovative, comprehensive solutions. In addition, our reseller partners, including JAWZ, CPS, Protect Data, Siosistemi, and NetOne Systems, provide the services and support necessary to ensure that our customers can grow with our products year after year.

INDUSTRY BACKGROUND

         Enterprise computing has evolved over the past 25 years from isolated mainframe computers supporting a number of terminals to networks of interconnected servers and personal computers. The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications, including:

* Payment processing, order transmission, supply-chain transaction processing, etc.;

*    Remote access from the home to office computer systems and applications;

*    Branch office access to main office computer systems and applications;

* E-mail, videoconferencing, data sharing, and other collaborative applications;

*    Electronic software distribution; and

*    Mobile computing.

E-BUSINESS

         E-business systems have emerged as the platform for today's electronic commerce. These systems are a combination of traditional mainframe and client/server computing systems with Web technologies and the Internet. They extend internal systems to the external business environment in order to perform activities such as electronic trading of goods and services, online delivery of digital content, electronic fund transfers and share trading, electronic bills of lading, commercial auctions, collaborative design and engineering, online sourcing, public procurement, direct consumer marketing, and after-sales service.

         The key reason organizations are moving rapidly to e-business is the direct interaction between the e-business and its suppliers, customers, and partners. This direct interaction lowers costs of doing business and expedites commerce. A well-designed e-business gives any organization a competitive advantage.

E-BUSINESS SECURITY ISSUES

         The move to Internet-based business processes brings speed and efficiency, but it also exposes organizations and their partners to increased security risks of theft, downtime, espionage, and embarrassment. A 2000 FBI/Computer Security Institute study found that 70% of information security professionals surveyed had experienced serious unauthorized use of their computer systems during the previous year, including theft of secrets, financial fraud, outsider penetration of security perimeters, denial of service, and sabotage of data or networks.

         Security has become an issue at the forefront of e-business as nearly every week stories of security lapses and breaches have made news. While outsider attacks receive the most publicity, insider threats are a growing concern. Industry analysts estimate that in-house security breaches account for over 70% of attacks on corporate computer networks and cause $1 billion in damage each year to U.S. businesses. Remote employees, partners, customers, and others who are already inside your company's security perimeters pose a big risk. To mitigate these risks, organizations moving to e-business must have solid and scalable security architecture, appropriate security policy, and exceptional security products that can control access to the Internet, intranets, and extranets.

MARKET NEED AND STRATEGY

         There is tremendous market demand for fast, secure e-business systems. To survive in the world of the Internet and e-business, organizations must establish secure, dynamic business relationships with an ever-increasing number of internal and external users. The traditional Internet security perimeter, the hallmark of which was the firewall, is being replaced with more pervasive solutions that control access to any size entity such as organizations, business units, and departments as well as to sensitive data and applications.

         Our strategy is to authenticate users as they connect at secure gateways and enforcement points, determine their roles and entitlements, direct them to the applications that they are authorized to use, and audit their activities while online. Our access management solutions also have unlimited scalability - a key requirement for enabling e-business. Organizations can establish role-based security policies that define access control in real-time as users connect to Web and network resources. Equally important to our strategy is regulating outbound (employee) Internet access control by filtering and blocking Web sites that are not authorized for employee use. Protecting employee productivity and limiting organizational liability by managing Internet access is a bottom-line issue, just as is enabling safe, private e-business.

         Our goal is to help organizations maximize Internet productivity with the strongest network protection available, comprehensive manageability, and greater scalability and interoperability than any other access control gateway on the market along with the flexibility necessary to implement and enforce even the most complex security policies.

SECURE COMPUTING SOLUTIONS

         We know our customers' top-level goals, like our own, are to successfully increase their business by building strong customer and partner relationships. This means having the ability to conduct and grow business over the Internet and other public networks. The Internet, more than any other means, provides the greatest exposure, the most convenience, and the best value. But all of these advantages come with one major caveat: the risk of opening your company's doors for unlimited business opportunity, while at the same time making sure your confidential company resources are accessed and used exactly, and only, in the manner you intend them to be. That is where our unique industry knowledge and experience provide a solid benefit. Our daily commitment is to make secure, manageable access control a GUARANTEE, not just a desired goal. Our second-to-none solutions for secure e-business provide our customers with risk-free, personalized access control for unlimited users across any public network, allowing them to grow and expand their e-business relationships in the manner they choose.

         Our products provide complete solutions in and of themselves, as well as work together for a more comprehensive solution, depending upon the goals and needs of our customers. Our solutions are comprised of products and applications that are easy to use, administer, and manage across different systems as they grow. Our products' ability to scale as the number of users grows has always been, and continues to be, one of our hallmarks. The more users our customers have, the easier the administrative process becomes based on the manageability features built into our products.

*    SafeWord(TM)and SafeWord Plus(TM)

         In an e-business site, the goal is to make it easy to allow an unlimited number of users safely into the organization's extranet. To scale to this kind of environment, it is necessary to authenticate users at the first point of contact with the network. Secure Computing's authentication solution family, SafeWord, provides AAA (authentication, authorization, and accountability) assurance. SafeWord authenticates and authorizes access to networks, hosts, and applications while accounting for all actions. The SafeWord family of solutions works and interoperates with a wide variety of industry authentication methods, including hardware tokens, software tokens on personal computers, mobile phones and personal digital assistants (PDAs), and passwords.

         Built on the foundation of AAA, SafeWord Plus provides access control solutions in the Public Key Infrastructure (PKI) arena, by integrating with market-leading certificate authority solutions. SafeWord Plus includes a Virtual Smart Card server for organizations that have not deployed smart card readers but need to support smart card-enabled applications with all of the safety and benefits of smart cards. For companies that have chosen to deploy and work with digital certificates, SafeWord Plus interoperates with certificates from prominent third-party vendors such as Entrust, Baltimore, and Netegrity. We've found that customers often want a hybrid of authentication solutions, and therefore, SafeWord Plus supports the use of just about every authenticator method - from hardware and software tokens to biometrics. SafeWord Plus also incorporates extensive manageability advancements - such as a Web self-enrollment screen that allows administrators to set up accounts so users can enroll themselves, with all the proper entitlements and privileges engaged.

         E-business solutions are increasingly based on Web access to business information systems. For this reason, SafeWord includes a variety of Web Access Control Agents for such market-leading Web servers as Microsoft, iPlanet, and Apache. In addition, SafeWord includes access control agents for virtual private network (VPN) environments including Citrix and any RADIUS standard VPN products from vendors such as Nortel, Checkpoint, Alcatel, and Cisco. The SafeWord Authenticator system development kit (SDK) provides a complete package of tools that can be used to easily construct access control agents for custom and proprietary applications. SafeWord agents enable authentication, authorization, and access activity logging for accountability.

*    Sidewinder(TM)

         Sidewinder is the industry's most secure and scalable VPN gateway and application firewall. It differs from other solutions because it is built upon the highly secure and optimized SecureOS(TM) operating system, based on Secure Computing's patented Type Enforcement(TM) technology. Sidewinder is easily managed whether stand-alone or in clusters for larger installations. Its management console promotes easy administration and push-button configuration whether administered locally or remotely. Sidewinder addresses critical Internet security threats, providing a level of protection that competing products cannot match. The System Administration, Networking, and Security Institute (SANS), a cooperative research organization dealing with information security issues, released a list in 2000 of the top 10 Internet security threats faced by most enterprises today. Providing protection at the application level, Sidewinder addresses each and all of these vulnerabilities.

         Sidewinder is designed for maximum performance and scalability. Multiple Sidewinder firewalls can be clustered together, providing load balancing and high availability. In addition, Sidewinder is the first enterprise firewall to commercially integrate and dynamically configure the Intel(R) Internet Exchange(TM) (IX) architecture using the Intel Policy Accelerator 100 card, increasing throughput and performance by offloading traffic filtering from the main processors to the specialized PA-100 hardware.

*    SmartFilter(TM)

         SmartFilter protects employee productivity by regulating access to Web sites on the Internet using a network-based universal resource locator (URL) filtering approach. The SmartFilter application provides easy-to-use administration and policy management features. The SmartFilter control list is a database of millions of URLs that represent inappropriate Web sites and that are categorized by type of site such as pornography, sports, online gaming, etc. SmartFilter works in conjunction with market-leading proxy servers such as Microsoft and with caching servers such as Network Appliances and CacheFlow.

         SmartFilter lets organizations select from 30 predefined categories of URLs to be filtered, but also provides flexibility by allowing administrators to add their own customized categories of restricted URLs. URL filtering can be set to block the users, to coach them, and to permit them to access the Web site at a different time or at a slower response rate, thereby conserving network capacity. Policies provide the ability to block by file type, personal pages, time of day, day of week, search engine words and phrases, and URLs defined as IP addresses. Administrators can use the comprehensive policies that come with SmartFilter, or they can create their own policies. SmartFilter is available with Wavecrest Computing's Cyfin(R) Reporter for SmartFilter. This scalable, easy-to-use application lets organizations audit and analyze outbound Web usage activity, providing both detailed and summary management reports.

SERVICES

         Our services are designed to ensure that our customers make optimal use of our products when controlling access to their e-business systems. We provide implementation services, training services, and support and maintenance services.

*    Network and Security Services

         Our Security Services offerings include a variety of options for rapid assessment of a company's current network architecture and evaluation of the current status of network security. We then compare this information to the company's business needs, both current and future, to help them plan a scalable, secure e-commerce solution. In addition, we offer security policy services that help customers prepare a policy and plan that transfers their security policy from paper to practice. We provide the following services:

         *    Network architecture security assessment;

         *    E-commerce assessment and implementation recommendation; and

         *    Executive security awareness/status briefings.

         Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through a seamless implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer's network. Accordingly, we offer a complete package of product integration assistance to ensure our customers maximize network uptime and maintain productivity during the process. We provide the following services:

         *    Product implementation security policy development;

         *    Product configuration audit and reconfiguration; and

         *    Product training.

         As part of our Network Services training program, we provide extensive product and network training around the world for customers and partners. These services help our customers and partners configure, integrate, and maintain our products as part of a comprehensive e-business solution.

*    SecureSupport(TM)

         We have enhanced our SecureSupport services significantly in the past year, tailoring our support process to meet the needs of our many different users. SecureSupport has a team of experts that provide customer support via e-mail, the Web, or phone. Service options are tailored for each of our network security products. Customers can select the SecureSupport option that best meets their needs. Support is provided on a constant basis worldwide (24 hours a day, 7 days a week), reflecting the mission-critical nature of our solutions.

         We designed SecureSupport Online, a site that is a tool to assist our customers and channel partners with any problem they may experience with a Secure Computing product. Through this process, technical expertise is offered online through product FAQs, a searchable knowledge base, and our customer support newsletters. Product patches and release notes can also be downloaded.

         We offer our customers the option to purchase software support and upgrade service for an annual fee. When necessary, we provide software updates and technical support through this program.

ADVANCED TECHNOLOGY CONTRACTS

         Since its early days, Secure Computing has engaged in research and development of information security technology and products by acquiring and executing contracts with departments and agencies of the U.S. government, including the Defense Advanced Research Projects Agency (DARPA), the National Security Agency (NSA), and the Department of Energy (DOE). Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of both the Department of Defense (DD) and the commercial sector. Our strategy is to focus only on development contracts that add value to our products and services offerings. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes.

         The majority of our contracts require that we perform specified services, for which we are paid a fee and reimbursed for actual costs. Under these cost-reimbursement contracts, we have the ability to recoup all legitimate costs associated with the performance of the contract. Generally, these contracts are also subject to termination at the convenience of the applicable government agency. If a contract is terminated, we typically are reimbursed for our costs to the date of termination plus the cost of an orderly termination and are paid a portion of the fee. Our U.S. government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). The DCAA has periodically audited our contracts without any cost disallowances.

CUSTOMERS

         Our customers start with larger organizations that must deal with numerous employees, partners, customers, and suppliers. Commercial accounts include Global 2000 customers, over half of the Fortune 100 organizations, as well as numerous nonprofit and major U.S. government agencies. At the same time, we are a leading provider of access management products to the middle-market segment. Customers in industries such as manufacturing and retail, school systems, and internet service providers (ISPs) represent organizations that, while smaller in size, have the same access control requirements for their e-business systems as our largest customers. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, and the Pacific Rim.

SALES

         We sell our products and services through both indirect and direct channels, using a worldwide sales organization of approximately 72 individuals as of March 15, 2001. For 2000, sales to major end users comprised 60% of total product sales, while indirect channel sales comprised the remaining 40%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators, and original equipment manufacturers
(OEMs).

         Our sales strategy is a hybrid high-touch model designed to reduce possible channel conflicts and allow the customer to decide how best to acquire our products. In this model, our direct sales teams work closely with our channel partners to ensure that the customers are more than satisfied. Whether the customer buys our product or service from a Secure Computing salesperson or from a channel partner salesperson, both salespeople are compensated for the same deal. As a software vendor, our goal is to make sure that our applications are successfully implemented by our customers.

         We have a high-profile U.S. federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The U.S. government is the world's largest buyer of security products, and this continues to be a strong market for us.

         International sales accounted for 19% of total revenue during 2000. Major foreign markets for our products include Europe, Japan, China and the Pacific Rim. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products in the years ahead. The following table summarizes information about our international and domestic sales and operations:

                                                                    YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                              2000              1999                1998
----------------------------------------------------------------------------------------------------------
REVENUES:
   United States Products and Services sales...           $ 27,373           $ 19,631           $ 36,522
   International Products and Services sales...              7,276              2,915             14,978
   Advanced Technology contracts...............              4,471              4,567              9,942

                                                     -----------------------------------------------------
                                                          $ 39,120           $ 27,113           $ 61,442
                                                     =====================================================

MARKETING

         We market our products to prospects worldwide using a variety of programs. Dedicated marketing personnel are based primarily in our corporate headquarters in San Jose, California. They create and implement marketing programs in each of our major functional market areas -- corporate marketing for company and brand awareness, product marketing, and partner marketing. As of March 15, 2001, we had approximately 38 marketing employees.

         We use comprehensive targeted marketing programs to generate sales leads and brand awareness. Programs include:

*    Direct marketing;

*    Web marketing;

*    Advertising;

*    Seminars;

*    Trade shows; and

*    Ongoing customer, channel, and partner communications programs.

         An active public relations program ensures that we receive appropriate press coverage for our various programs and announcements as well as obtain product reviews and speaking engagements. In addition to the marketing programs, we stimulate interest and demand about our e-business solutions through our Web site, providing white papers, newsletters, and technical notes. Several of our senior technical staff contribute articles to industry periodicals, further extending our ability to educate the industry about e-business and extranet security.

         Through our partnering programs, we enter strategic marketing and selling relationships with various notable vendors of communications, security, and network management products or managed services. These partners recommend our products along with their products in helping customers build a security solution. The potential increase in revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances and significant costs incurred in customizing our products. Although we do not intend that such relationships be exclusive, we may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent we become dependent on actions by such parties, we could be adversely affected if the parties fail to perform as expected. To minimize our risk, we often set minimum quotas with our customers as a condition of exclusivity.

COMPETITION AND MARKET CONSOLIDATION

         The market for e-business access control products is intensely competitive and characterized by rapid technological change. While we are early to market, we believe that competition in this market is likely to persist and to intensify as a result of increasing demand for e-business products. Each of our individual products competes with a different group of competitors and products. The principal competitors for our existing solutions are:

*    CheckPoint Software Technologies Ltd.;

*    Netegrity Inc.;

*    Network Associates, Inc.;

*    RSA Security, Inc.;

*    Symantec Corporation; and

*    Websense, Inc.

         In the future, we may also face competition from these and other parties that develop or acquire e-business access control products based upon approaches similar to or different from those we employ. There are no guarantees that our approach will dominate the market for e-business security and access control products. While we believe that we do not compete against manufacturers of other classes of security products (such as encryption) due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

         Current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, it could materially and adversely affect the financial condition or results of our operations.

         The trend toward large-scale e-business access control solutions may result in a consolidation of the market around a smaller number of vendors that are able to provide the necessary breadth of products and services. In the event that we are unable to internally develop all of the products needed for a complete, secure e-business solution, we may need to acquire such technology or be acquired by a larger entity. However, there is no assurance that, in the event that we are not able to internally develop all of the products needed for an enterprise-wide security solution, we will be able to acquire or merge with other entities on terms favorable to us and our stockholders.

BACKLOG

         Our backlog for commercial products at any point in time is not significant since products are shipped on receipt of order. We do not believe that our commercial backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a substantial majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced,or canceled prior to shipment with little or no penalty.

         Our backlog relating to Advanced Technology contracts as of February 28, 2001 was approximately $3.7 million, compared to $3.4 million as of February 29, 2000. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which our government customers have actually committed to compensate us. As of February 28, 2001, approximately $2.4 million of our government contract backlog was funded, compared to $3.0 million as of February 29, 2000.

MANUFACTURING

         Our manufacturing operations consist primarily of light assembly and packaging associated with our software products. We use subcontractors to duplicate our software media and print our user documentation and product packaging. We then assemble the final software products at our facilities in St. Paul, Minnesota. We also perform some limited hardware manufacturing operations that consist of purchasing hardware components, final assembly, and testing. Hardware components include commercially available computers, memory, monitors, and third-party peripherals.

         The majority of the materials used in our manufacturing operations are industry-standard parts that are widely available. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (personal computerss, computer peripherals, memory disk drives, and storage devices).

         Our SafeWord product line includes a small token, which is available in various designs, which is used for user authentication. We utilize two subcontractors for these tokens: ReachOut Ltd., an electronics assembly manufacturer located in the People's Republic of China, and Lan Plus, Inc., a California company with manufacturing facilities located in Taiwan. ReachOut Ltd. currently supplies our Platinum, Gold, and Silver tokens. Lan Plus also supplies our Platinum tokens. In addition, we utilize specialized robotic equipment for certain automated deployment services for some of our SafeWord token customers.

RESEARCH AND DEVELOPMENT

         Our internal engineering staff performs internal development of new products and features. Of Secure Computing's approximate total of 79 engineering employees at March 15, 2001, 18 held postgraduate degrees.

         We intend to keep our products broadly compatible with a variety of host computer configurations, other information security products and other applications. In addition, we will introduce new products as market demand develops for such products. We design our products so that they support emerging security standards, such as the Content Vectoring Protocol (CVP), the Public Key Cryptography Standard (PKCS), the IP Security Option (IPSec), and the Lightweight Directory Access Protocol (LDAP).

         We will continue to seek government research and development contracts to maintain our high-technology base. We currently have research and development contracts with government agencies, including the DARPA, the DOE, and the United States Air Force. These contracts address information security for intrusion detection and response, new firewall architectures, authentication technologies, security for middleware, and security policy definition and management. We will continue to pursue, with these and other government organizations, contracts that add value to our products and services offerings.

PATENTS AND PROPRIETARY TECHNOLOGY

         We rely on patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We currently hold 23 patents and have 15 patent applications pending in the United States relating to computer security software and hardware products. We have also filed patent applications in the European Union, Canada, Israel, Australia, Japan, Germany, and the United Kingdom. We believe that our patents are broad and fundamental to information security computer products. While we believe that the pending applications relate to patentable devices or concepts, there are no guarantees that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated, or circumvented. In addition, there are no guarantees that the rights granted under a patent or under licensing agreements will provide competitive advantages to Secure Computing.

         Our success depends, in part, upon our proprietary software and security technology. We also rely on trade secrets and proprietary expertise that we seek to protect, in part, through confidentiality agreements with employees, consultants, and other parties. There are no guarantees that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. In addition, under their contracts with Secure Computing, U.S. government agencies have the right to disclose certain technology developed with government funding to our competitors as part of the establishment by the government of second-source manufacturing arrangements or competitive bidding.

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

         We have received or applied for trademark protection in the United States for our Secure Computing, SafeWord, SecureOS, SecureSupport, Sidewinder, SmartFilter, SofToken, Strikeback, and Type Enforcement trademarks.

REGULATION AND GOVERNMENT CONTRACTS

         Other than regulations generally applicable to businesses and regulations applicable to our government contracts described above under "Advanced Technology Contracts," we are not currently subject to direct regulation by any government agency. Currently, there are few laws or regulations directly applicable to access or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics, and quality of products and services. In addition, the adoption of laws or regulations may slow the growth of the Internet, which could in turn decrease the demand for our products and increase our cost of doing business or otherwise have an adverse effect on our business, operating results or financial condition.

EMPLOYEES

         As of March 15, 2001, Secure Computing had approximately 353 mployees. No employee of Secure Computing is represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS

         Our executive officers and their ages as of March 15, 2001 are as follows:

      DIRECTORS         AGE       POSITION WITH SECURE COMPUTING CORPORATION
---------------------  -----  --------------------------------------------------
John McNulty            54    Chief Executive Officer and Chairman of the Board
Timothy McGurran        38    President and Chief Operating Officer
Carr Biggerstaff        45    Senior Vice President of Marketing, Business
                              Development, and Strategic Planning
Timothy J. Steinkopf    39    Vice President and Chief Financial Officer

         JOHN MCNULTY is our Chairman and Chief Executive Officer. Mr. McNulty first joined us as President and Chief Operating Officer in May 1999 and assumed the positions of Chairman of the Board and Chief Executive Officer in July 1999. From 1997 until joining us, he served as Senior Vice President of Sales, Services, and Business Development at Genesys Telecommunications Laboratories, a leading independent software company in the computer telephony integration environment. Mr. McNulty was also previously with Intel Corporation, the world's leading semiconductor manufacturer, where he held a number of positions, including Director of Marketing and Business Development for the Enterprise Server Group, which he launched.

         TIMOTHY P. MCGURRAN is our President and Chief Operating Officer. Mr. McGrrran first joined us as Senior Vice President of Operations and Chief Financial Officer in May 1996 and assumed the positions of President and Chief Operating Officer on March 5, 2001. From 1984 until joining us, he was at Ernst & Young LLP, where his last position was Senior Manager.

         CARR BIGGERSTAFF has been the Senior Vice President of Marketing, Business Development, and Strategic Planning since July 6, 1999. From 1995 to 1997, Mr. Biggerstaff was Chief Information Officer and Vice President of Strategic Programs at Genesys Telecommunications Laboratories. He has been the senior Information Technology executive for both services and manufacturing companies, a consulting manager with Arthur Andersen, the manager for emerging technologies in the Enterprise Server Group at Intel, and the vice president of a sales and marketing agency.

         TIMOTHY J. STEINKOPF is our Vice President and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer on March 5, 2001. From 1999 until joining us, he served as Chief Financial Officer and Vice President of Finance at Silicon Entertainment, Inc. He has been the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc., and prior to that he was at Ernst & Young LLP.

         None of the executive officers is related to each other or to any other director of Secure Computing.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

         WE ARE EXPERIENCING OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY. We have incurred losses in the past. For example, for the quarter ended December 31, 2000, we had an operating loss of $3.9 million, and for the 12 months ended December 31, 2000, we had an operating loss of $21.5 million. We expect to continue to incur losses for at least the next three quarters. We may continue to incur losses thereafter. If these losses continue, our stock price may decline, which could cause you to lose part or all of your investment.

         IF OTHER SOURCES OF FINANCING ARE NOT AVAILABLE, WE MAY NOT HAVE SUFFICIENT CASH TO SATISFY WORKING CAPITAL REQUIREMENTS. On January 26, 2000 and June 30, 2000, we entered into agreements with Elliott International, L.P. (formerly known as Westgate International, L.P.) that allowed us to raise capital by selling preferred stock to Elliott International, L.P. and/or its sister fund, Elliott Associates. As of the date of this report, we have sold all of the stock that we had the right to sell under those agreements. We believe, however, that our current cash balances are sufficient to satisfy our working capital requirements through the fourth quarter of 2001, when we expect to become cash flow positive. We may need to obtain additional financing at that time or sooner if our plans change or if we expend cash sooner than anticipated.

         The risk to us is that at the time we will need cash, financing from other sources may not be available on satisfactory terms or at all. Our failure to obtain financing could result in our insolvency and the loss to investors of their entire investment in our common stock.

         COMPETITION FROM COMPANIES PRODUCING ENTERPRISE NETWORK AND DATA SECURITY PRODUCTS COULD REDUCE OUR SALES AND MARKET SHARE. Our principal products are network and data security products which enable organizations to conduct electronic business safely and confidentially. Because the market for these products is highly competitive, it may be difficult to significantly increase our market share and our share may actually decline.

         Our customers' purchase decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, the ability to increase the numbers of individuals using our software simultaneously, and the flexibility of our software. If a competitor can offer our customers a better solution in these areas and we are unable to rapidly offer a competitive product, we may lose customers. Competitors with greater resources could offer new solutions rapidly and at relatively low costs. This could lead to increased price pressure, reduced margins, and a loss of market share.

         MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER FINANCIAL, MARKETING, TECHNICAL, AND OTHER COMPETITIVE RESOURCES THAN WE HAVE. Our most significant competitors currently include:

*    CheckPoint Software Technologies Ltd.;

*    Network Associates, Inc.;

*    RSA Security, Inc.;

*    Symantec Corporation; and

*    Websense, Inc.

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

         Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise-wide security products, including Microsoft Corporation, Sun Microsystems, Inc., Lucent Technologies, Inc., Nortel Networks, 3Com Corporation, Cisco Systems, Inc., and Novell, Inc. If any of those potential competitors begins to offer enterprise-wide security systems as a component of its hardware, demand for our software could decrease. Ultimately, approaches other than ours may dominate the market for enterprise network and data security products.

         OTHER VENDORS MAY INCLUDE PRODUCTS SIMILAR TO OURS IN THEIR HARDWARE OR SOFTWARE AND RENDER OUR PRODUCTS OBSOLETE. In the future, vendors of hardware and of operating system or other software may continue to enhance their products or bundle separate products to include functions that are currently provided primarily by network security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these network security features is comparable to that of our products. Furthermore, even if the network security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new network security and management products to further enhance operating systems or other software and to replace any obsolete products.

         TECHNOLOGY IN THE ENTERPRISE NETWORK AND DATA SECURITY MARKETS IS CHANGING RAPIDLY, AND IF WE FAIL TO DEVELOP NEW PRODUCTS THAT ARE WELL ACCEPTED, OUR MARKET SHARE WILL ERODE. To compete successfully, we must enhance our existing products and develop and introduce new products in a timely manner. Our net sales and operating results could be materially affected if we fail to introduce new products on a timely basis. The rate of new network and data security product introductions is substantial, and security products have relatively short product life cycles. Our customer requirements and preferences change rapidly. Our net sales and operating results will be materially affected if the market adopts as industry standards solutions other than those we employ. In addition, a portion of our basic research efforts are funded by government contracts. If those contracts are terminated for any reason, it could reduce our new product stream, which could materially reduce our net sales and operating results.

         IF THE USE OF PUBLIC SWITCHED NETWORKS SUCH AS THE INTERNET DOES NOT CONTINUE TO GROW, OUR MARKET AND ABILITY TO SELL OUR PRODUCTS AND SERVICES WILL BE LIMITED. Our sales also depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. If the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces are not developed or, if developed, these networks do not become and continue to be viable commercial marketplaces, our net sales and operating results could suffer.

         OUR PRODUCT LINE IS NOT DIVERSIFIED, AND ANY DROP IN THE DEMAND FOR NETWORK AND DATA SECURITY PRODUCTS WOULD MATERIALLY HARM OUR BUSINESS. Substantially all of our revenue comes from sales of enterprise network and data security products and related services. We expect this will continue for the foreseeable future. As a result, if for any reason our sales of these products and services are impeded, our net sales and operating results will be significantly reduced.

         OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH MAY IMPAIR OUR ABILITY TO RAISE MONEY AND CAUSE OUR INVESTORS TO LOSE MONEY. The price of our common stock, like that of many technology companies, has fluctuated widely. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital. Factors that may affect stock price volatility include:

*    Unexpected fluctuations in operating results;

* Secure Computing or its competitors announcing technological innovations or new products;

* Developments with respect to our patents or other proprietary rights or those of our competitors;

* Our ability to successfully execute our business plan and compete in the network security industry;

*    Relatively low trading volume;

*    Product failures; and

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

*    The size, timing, and shipment of individual orders;

*    Market acceptance of new products;

*    Changes in our operating expenses;

*    Personnel changes, mix of products sold;

* Changes in product pricing and development of our direct and indirect distribution channels; and

*    Costs incurred when anticipated sales do not occur.

         Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders, and consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, our product revenue in any period substantially depends on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

         If customer demand falls below anticipated levels, it could seriously harm our operating results. In addition, our operating expenses are based on anticipated revenue levels, and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period.

         IF OUR PRODUCTS FAIL TO FUNCTION PROPERLY OR ARE NOT PROPERLY DESIGNED, OUR REPUTATION MAY BE HARMED, AND CONSUMERS MAY MAKE PRODUCT LIABILITY AND WARRANTY CLAIMS AGAINST US. Our customers rely on our information security products to prevent unauthorized access to their networks and data transmissions. These customers include major financial institutions, defense-related government agencies protecting national security information, and other large organizations. These customers use our products to protect confidential business information with commercial value far in excess of our net worth. Therefore, if our products malfunction or are not properly designed, we could face warranty and other legal claims, which may exceed our ability to pay. We seek to reduce the risk of these losses by attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance. However, these measures may ultimately prove ineffective in limiting our liability for damages.

         In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or data security at one of our customers could harm the market's perception of our products and our business. The harm could occur regardless of whether that breach is attributable to our products.

         We also face the more general risk of bugs and other errors in our software. Software products often contain undetected errors or bugs when first introduced or as new versions are released, and software products or media may contain undetected viruses. Errors or bugs may also be present in software that we license from third parties and incorporate into our products. Errors, bugs, or viruses in our products may result in loss of or delay in market acceptance, recalls of hardware products incorporating the software, or loss of data. Our net sales and operating results could be materially reduced if we experience delays or difficulties with new product introductions or product enhancements.

         UNDER THE TERMS OF OUR FINANCINGS, WE MAY BE REQUIRED TO MAKE COMPENSATORY PAYMENTS WHICH WOULD MATERIALLY AFFECT OUR CASH POSITION AND BUSINESS. Under the terms of the agreement with the holders of common stock issued upon conversion of our Series C preferred stock, we are subject to a number of ongoing obligations. For example, our stock must be quoted on the NASDAQ stock market or listed on the New York Stock Exchange or the American Stock Exchange. Additionally, we must maintain the effectiveness of the registration statement covering the resale of the common stock issued upon conversion of the Series C preferred stock. If we fail to satisfy our ongoing obligations, we are subject to compensatory payments. The potential compensatory payments generally consist of a cash payment equal to 1.5% per month of the stated value of the Series C preferred stock and/or a downward adjustment to the conversion price of the Series C preferred stock. For example, in September 1999, one of our holders of Series C preferred stock claimed that we were not in compliance with our obligations. We issued 42,100 shares of common stock in full satisfaction of this claim. The risk to us is that if the holders of any of the common stock issued upon conversion of the Series C preferred stock are successful in imposing such compensatory payments, our cash could be depleted, and/or our stockholders could be diluted by the issuance of additional stock.

         In addition, we may also be required to make compensatory payments which would materially affect our cash position and business under the terms of our Series F preferred stock financing. Under the terms of the agreements with Elliott International and Elliott Associates, we are subject to a number of ongoing obligations. For example, our stock must be quoted on the NASDAQ stock market and the registration statements covering the resale of the common stock issued or issuable upon conversion of the preferred stock must be effective. If we fail to satisfy our ongoing obligations, we are subject to compensatory payments. The potential compensatory payments generally consist of a cash payment equal to approximately 1% of the purchase price of the preferred stock for the first 30 days that we fail to satisfy our obligations and 2% for each 30-day period thereafter. The risk to us is that if a stockholder is successful in imposing such compensatory payments, our cash could be depleted.

         IF WE LOSE A SIGNIFICANT CUSTOMER, WE WILL INCUR GREATER LOSSES. We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 23% of our products and services revenue in 2000. If we lose any of these customers and fail to replace the customer or fail to increase revenues from other customers, we will incur greater losses. Additionally, if our revenues from any of these customers are reduced, without an increase in revenues from other customers, we will incur greater losses.

         IF WE FAIL TO COLLECT AMOUNTS DUE FROM OUR CUSTOMERS ON A TIMELY BASIS, OUR CASH FLOW AND OPERATING RESULTS MAY SUFFER. Because the timing of our revenues is difficult to predict and our expenses are often difficult to reduce in the short run, management of our cash flow is very important to us. Like most companies, we anticipate that a portion of the amounts owed to us will never be paid. However, if our actual collection of amounts owed to us is less than we have estimated, we will have less cash to fund our operations than we anticipated, and our financial condition and operating results could be adversely affected.

         In addition, collection of amounts due us from sales to resellers, distributors, and international customers generally takes longer than for other sales. Therefore, if our sales to resellers and distributors increase as a percentage of our total revenue, the average number of days it takes for us to collect amounts due from our customers may increase. If there is an increase in the time required for us to collect amounts due us, we will have less cash to fund our operations than we anticipated. This in turn could adversely affect our financial condition and operating results.

         We have taken and may from time to time take various forms of action to manage the amounts due us from customers and granting customer discounts in exchange for earlier payment.

         ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, SHARE RIGHT AGREEMENT, AND DELAWARE LAW COULD DISCOURAGE A TAKEOVER OR FUTURE FINANCING. The terms of our certificate of incorporation and share right agreement permit our Board of Directors to issue up to 2,000,000 shares of preferred stock and determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.

         The Board may authorize the issuance of preferred stock with voting or conversion rights that could materially weaken the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, provisions of Delaware law, our certificate of incorporation and our bylaws, such as a classified board and limitations on the ability of stockholders to call special meetings, and provisions of our share rights agreement could delay or make more difficult a merger, tender offer, proxy contest, or other takeover attempts.

         UNANTICIPATED COSTS AND DISALLOWANCE OF COSTS UNDER OUR GOVERNMENT CONTRACTS MAY HARM OUR BUSINESS. Under our government contracts, we bear the risk that increased or unexpected costs of providing our services may reduce our profit margin. Any material unanticipated costs could therefore harm our business. In addition, recoverable expenses previously billed by us are subject to review and audit by the DCAA. If the DCAA disallows any of the costs we claim under our contracts, it could adversely affect our operating results. We have not previously experienced any material disallowance of costs respecting our government contracts.

         THE ABILITY TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL TO DEVELOP OUR PRODUCTS AND MANAGE OUR BUSINESS IS EXTREMELY IMPORTANT, AND OUR FAILURE TO DO SO COULD HARM OUR BUSINESS. We believe our success depends significantly upon a number of key technical and management employees. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers and sales, consulting, technical, financial, operations, marketing, and management personnel. These personnel are particularly important to our research and development efforts and to our growing professional service business, where we employ a large number of technical personnel holding advanced degrees and special professional certification. Competition for qualified personnel is intense, and we expect it to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require. Our operating results and our ability to successfully execute our business plan will be adversely affected if we fail to retain and increase our key employee population.

         OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES. International sales are a substantial portion of our business. Although almost all of our sales are payable in U.S. dollars, several factors could make it difficult for customers from foreign countries to purchase our products and services or pay us for obligations already incurred. Such factors include:

*    Severe economic decline in one of our major foreign markets; and

* Substantial decline in the exchange rate for foreign currencies with respect to the U.S. dollar.

         A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. In 1999, 11% of our total sales came from international sales. For fiscal year 2000, 19% of our total sales came from international sales. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

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

ITEM 2. PROPERTIES

         We are currently headquartered in approximately 13,000 square feet of office space in San Jose, California. As of April 1, 2001, we will be moving to approximately 11,000 square feet of new office space in San Jose, California. The annual rent for the new facility is approximately $650,000. We have three separate facilities with a combined square footage of approximately 84,000 square feet in St. Paul, Minnesota, that are occupied by production, research and development, and administration with an annual base rent of $847,000. We have a research facility located in Concord, California, that occupies approximately 23,000 square feet at an annual cost of $388,000. We occupy these premises under leases expiring at various times through the year 2006. In support of our U.S. field sales organization, we also lease 6,200 square feet of office space in Vienna, Virginia, with an annual cost of $164,000. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; and Hong Kong, with an annual cost of approximately $224,000.

ITEM 3. LEGAL PROCEEDINGS

         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against the Company, and certain of its officers and directors. Each complaint alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of November 10, 1998 - March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel. On August 18, 2000, plaintiffs served an First Amended Complaint. Defendants' motion to dismiss that Complaint is now pending.

         There has been no discovery to date, and no trial is scheduled in any of these actions. We believe that we have meritorious defenses to these actions and intend to defend them vigorously. However, if we do not obtain a favorable resolution of the claims set forth in the actions, it could have a material adverse effect on our business, results of operations, and financial condition. We are currently unable to reasonably estimate the size or impact of such material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the three months ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is listed on the NASDAQ national market. As of March 15, 2001, there were approximately 246 registered holders. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 13,000 beneficial owners. The low price and high price of our common stock during the last eight quarters are as follows:

--------------------------------------------------------------------------------
                                                      Low Price     High Price
--------------------------------------------------------------------------------
1999
Quarter ended March 31, 1999.....................       $9.94          $29.00
Quarter ended June 30, 1999......................       $2.25           $6.75
Quarter ended September 30, 1999.................       $2.31           $4.75
Quarter ended December 31, 1999..................       $2.56          $14.38
--------------------------------------------------------------------------------
2000
Quarter ended March 31, 2000.....................       $8.63          $29.63
Quarter ended June 30, 2000......................       $6.13          $18.88
Quarter ended September 30, 2000.................      $16.00          $27.88
Quarter ended December 31, 2000..................       $8.00          $26.88
--------------------------------------------------------------------------------


         We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

SALE OF SECURITIES

         In February 2000, we sold 8,750 shares of Series E preferred stock to Elliott International. In June 2000, we sold an additional 8,750 shares of the Series E preferred stock to Elliott International.

         As of December 31, 2000 all outstanding shares of the Series E preferred stock had been converted into 1,596,618 shares of common stock.

         In June 2000, we entered into a Put and Call Agreement with Elliott International that provides for the sale of up to 15,250 shares of Series F preferred stock to Elliott International at $1,000 per share. In August 2000, Elliott International assigned, and Elliott Associates assumed, 50% of Elliott International's rights and obligations under the put/call agreement. Later in August 2000, we sold to each of Elliott International and Elliott Associates 2,625 shares of Series preferred stock. In December 2000, we sold to each of Elliott International and Elliott Associates an additional 5,000 shares of the Series F preferred stock.

         As of December 31, 2000 7,550 shares of the Series F preferred stock had been converted to into 516,584 shares of common stock, leaving 7,700 outstanding shares of Series E preferred shares.

         The Series F preferred stock is convertible at the election of the holder into shares of common stock. Each share of Series F preferred stock has a face value of $1,000 and is convertible, at the election of the holder, into that number of shares of our common stock equal to $1,000 divided by the conversion price. The conversion price is equal to the lower of (i) an amount equal to 20% above the average closing price of our common stock for a five day trading period before the date that notice was given to sell the Series F preferred stock (or, if lower in the event of a put by us, 20% above the average closing price of our common stock for a five day trading period after the date that notice is given to sell the Series F preferred stock); and (ii) an amount equal to the average of the two lowest daily trading prices for the 12 trading days before the day of conversion.

         The conversion price of the Series F preferred stock is subject to modification and adjustment, for example, in connection with the stock splits, distributions and certain issuances of securities below the then existing conversion price.

         The Series F preferred stock is also subject to mandatory conversion into common stock four months after the registration statement covering the resale of the common stock issuable upon conversion of the Series F preferred stock becomes effective. Mandatory conversion will be deferred, however, under certain circumstances.

         Additionally, the holders of the Series F preferred stock are not obligated to convert the Series F preferred stock into common stock unless all conditions are satisfied.

         As of March 15, 2001 an additional 7,606 shares of the Series F preferred stock had been converted into 1,040,178 shares of common stock, leaving outstanding 94 shares of Series F preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

         The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2000, 1999, and 1998, and the consolidated balance sheet data at December 31, 2000 and 1999, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1997 and 1996, and the consolidated balance sheet data at December 31, 1998, 1997, and 1996, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations"included elsewhere in this Form 10-K.

                                                                           YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------------------------------
                                                                  (In thousands, except per share amounts)
                                                         2000         1999*           1998            1997           1996
                                                   -----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

  Revenue:
     Products and services..................         $ 34,649      $ 22,546       $ 51,500        $ 33,203       $ 23,290
     Advanced Technology contracts .........            4,471         4,567          9,942          13,773         16,972
                                                   -----------------------------------------------------------------------
         Total revenue .....................           39,120        27,113         61,442          46,976         40,262
  Gross profit .............................           27,226         8,332         41,290          28,210         21,465
  Acquisition costs ........................               --            --             --              --         13,069
  Operating loss............................          (21,481)      (44,370)        (4,933)         (5,734)       (26,473)
  Net loss .................................          (19,170)      (44,907)        (3,262)         (4,251)       (25,094)
  Net loss per share:
                  Basic and diluted ........            (0.76)        (2.32)         (0.20)          (0.27)         (1.76)

BALANCE SHEET DATA:

   Working capital .........................         $ 21,517      $  7,297       $ 34,017        $ 17,175       $ 18,886
   Total assets ............................           44,971        25,829         54,348          31,054         37,775
   Long-term debt, less current
       portion and redeemable
       convertible preferred stock .........               --            --             --              --             --
   Stockholders' equity ....................           30,626        15,277         43,053          24,800         26,232


         * 1999 STATEMENT OF OPERATIONS DATA INCLUDES $11,729 IN SIGNIFICANT CHARGES. PLEASE REFER TO ITEM 7 FOR A DESCRIPTION OF THESE CHARGES.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:

                                                           YEAR ENDED DECEMBER 31
                                               -------------------------------------------
                                                      2000           1999*          1998
                                               -------------------------------------------
         Revenue:
               Products and Services                  88.6%          83.2%          83.8%
               Advanced Technology contracts          11.4           16.8           16.2
                                               -------------------------------------------
               Total revenue                         100.0          100.0          100.0
         Cost of revenue                              30.4           69.3           32.8
                                               -------------------------------------------
               Gross profit                           69.6           30.7           67.2
         Operating expenses:
                 Selling and marketing                79.7          109.6           38.8
                 Research and development             33.3           40.5           12.2
                 General and administrative           11.5           26.8            8.1
                 Stock option expense                   --           17.5            3.5
                 Restructure expense                    --             --           12.7
                                               -------------------------------------------
               Total operating expenses              124.5          194.4           75.3
                                               -------------------------------------------
               Operating loss                        (54.9)        (163.7)          (8.1)
                 Interest and other income             5.9            1.3            0.8
                                               -------------------------------------------
                 Loss before income taxes            (49.0)        (162.4)          (7.3)
                 Income tax benefit (expense)           --           (3.3)           2.0
                                               -------------------------------------------
              Net loss                               (49.0)%       (165.7)%         (5.3)%
                                               ===========================================

         * Includes $11.7 million in significant charges

         Significant additional expense charges of $11.7 million in the aggregate are included in the 1999 statement of operations. These expenses relate to rationalizing our product line, refocusing on e-commerce products, and streamlining our executive management structure. The following table compares the year ended December 31, 1999 statement of operations items including and excluding the significant additional expense charges:

                                                             YEAR ENDED DECEMBER 31, 1999
                                                 ---------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       INCLUDING                         EXCLUDING
                                                      SIGNIFICANT      SIGNIFICANT      SIGNIFICANT
                                                        CHARGES          CHARGES          CHARGES
                                                 ---------------------------------------------------
         Gross profit                                  $   8,332        $  (4,700)       $  13,032

         Operating expenses:
              Selling and marketing                       29,705            4,047           25,658
              Research and development                    10,983              281           10,702
              General and administrative                   7,274            1,801            5,473
              Stock option expense                         4,740               --            4,740
                                                 ---------------------------------------------------
                Total operating expenses                  52,702            6,129           46,573
                                                 ---------------------------------------------------
         Operating loss:                                 (44,370)         (10,829)         (33,541)
                Net interest income                          363               --              363
                                                 ---------------------------------------------------
                Loss before income taxes                 (44,007)         (10,829)         (33,178)
                Income tax expense                           900              900               --
                                                 ---------------------------------------------------
         Net loss                                      $ (44,907)       $ (11,729)       $ (33,178)
                                                 ===================================================
         Net loss per share -- basic and diluted       $   (2.32)       $    (.60)       $   (1.72)
                                                 ===================================================


COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999.

         REVENUE. Our revenue increased 44.3% to $39,120,000 in 2000, up from $27,113,000 in 1999. Products and Services revenue was $34,649,000, an increase of 53.7% over 1999. We experienced significant growth across all product lines in 2000 as compared to 1999, which was negatively impacted by purchasing delays based on "Year 2000" concerns. We expect 2001 revenue from Products and Services to grow 45% to 50% over 2000. Advanced Technology contract revenue was $4,471,000, a decrease of 2.1% from 1999, which reflects a strategy of focusing only on development contracts that add value to our Products and Services offerings. We expect 2001 revenue from Advanced Technology contracts to remain at levels comparable to 2000.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 30.7% in 1999 to 69.6% in 2000. Excluding significant charges related to discontinued products in 1999, total gross profit as a percentage of revenue increased from 48.1% in 1999 to 69.6% of revenue in 2000. The increase resulted primarily from increased software license revenues and the disposition of our lower-margin Professional Services consulting group in the first quarter of 2000. We believe that aggregate gross margin will ramp up until stabilizing at approximately 80% as products and services revenues increase.

         SELLING AND MARKETING. Selling and marketing expense increased 5.0% to $31,187,000 in 2000, up from $29,705,000 in 1999. As a percentage of revenue, selling and marketing expense was 79.7% for the year compared to 109.6% in 1999.

         Excluding significant charges in 1999 resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense increased 21.6% to $31,187,000 in 2000, up from $25,658,000 in 1999. As a percentage of revenue, selling and marketing expense was 79.7% for the year compared to 94.6% in 1999. The increased spending levels resulted primarily from increased discretionary marketing efforts. We expect selling and marketing expense levels to increase on an actual dollar basis but to continue to decline as a percent of revenue for the full year 2001 when compared to 2000, as we strengthen our presence in Europe and the Pacific Rim while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 18.5% to $13,018,000 in 2000, up from $10,983,000 in 1999. As a percentage of revenue, research and development expense was 33.3% for the year compared to 40.5% in 1999.

         Excluding significant charges in 1999, mainly for employee relocation expense, research and development expense increased 21.6% to $13,018,000 in 2000, up from $10,702,000 in 1999. As a percentage of revenue, research and development expense was 33.3% for the year compared to 39.5% in 1999. The increased spending levels resulted primarily from our continued investment in next generation product development, including our Distributed Secure Architecture product line. For the full year

2001, we expect research and development expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue when compared 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 38.1% to $4,502,000 in 2000, down from $7,274,000 in 1999. As a percentage of revenue, general and administrative expense was 11.5% for the year compared to 26.8% in 1999.

         Excluding significant charges in 1999, mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense decreased 17.7% to $4,502,000 in 2000, down from $5,473,000 in 1999. As a percentage of revenue, general and administrative expense was 11.5% for the year compared to 20.2% in 1999. The decreased spending levels resulted primarily from duplicative executive compensation during our chief executive officer transition period and increased legal fees related to legal proceedings in 1999. We expect general and administrative expense levels as a percent of revenue to decline for the full year 2001, while the dollar levels will increase slightly compared to 2000.

         INTEREST AND OTHER INCOME. Net interest and other income was $2,311,000 in 2000, an increase from $363,000 in 1999. The increase reflects higher average cash and investment balances in 2000 as compared to 1999 as well as the gain on the sale of the Professional Services group in early 2000.

         INCOME TAXES. We recognized no income tax expense in 2000 compared to income tax expense of $900,000 in 1999. We believe it is more likely than not that deferred tax assets, which total $2.7 million at December 31, 2000, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. We had total net operating loss carryforwards of approximately $110.3 million at December 31, 2000. Of these carryforwards, $21.7 million relates to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $81.9 million had yet to be recognized as a benefit in the statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

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

         Excluding significant charges mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense increased 10.2% to $5,473,000 in 1999, up from $4,965,000 in 1998. As a percentage of revenue, general and administrative expense was 20.2% for the year compared to 8.1% in 1998. The increased spending levels resulted primarily from duplicative executive compensation during our chief executive officer transition period and increased legal fees related to legal proceedings.

         STOCK OPTION COMPENSATION EXPENSE. The stock option compensation expense in 1999 and 1998 reflects vesting by a certain portion of performance-based options triggered by stock price targets being met.

         RESTRUCTURE COSTS. In the first quarter of 1998, we announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses and recorded a pretax expense of $7.8 million to account for these actions, which include costs of lease terminations, streamlining our product offerings, and reducing our cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of certain facilities.

         INTEREST AND OTHER INCOME. Net interest and other income was $363,000 in 1999, a decrease from $474,000 in 1998. The decrease reflects lower average cash and investment balances in 1999 as compared to 1998.

         INCOME TAX BENEFIT. We recognized income tax expense in 1999 of $900,000 compared to an income tax benefit of $1,197,000 in 1998. The expense is a result of decreasing the amount of our deferred tax assets based on reduced projected taxable income. We believe it is more likely than not that deferred tax assets, which total $2.7 million at December 31, 1999, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. We had total net operating loss carryforwards of approximately $85.5 million at December 31, 1999. Of these carryforwards, $15.4 million relates to stock option exercises. As these deductions are realized, the benefit will not reduce income tax expense; rather, it will be recorded as additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $63.1 million had yet to be recognized as a benefit in the statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents, and short-term investments increased by approximately $17 million from 1999 to 2000. The increase resulted primarily from the gross proceeds of $32,750,000 from four preferred stock sales offset by the use of cash to fund operations and purchase capital equipment. As of December 31, 2000, we had working capital of $21.5 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and license technology or products related to our line of business.

         Capital additions were $3.6 million, $2.3 million, and $2.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. These additions were made up of computer equipment, technology upgrades, office furniture, and leasehold improvements.

         We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements through the fourth quarter of 2001, at which time we expect to be cash flow positive.

INFLATION

         To date, we have not been significantly affected by inflation.

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

FORWARD-LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

*    WE EXPECT 2001 REVENUE FROM PRODUCTS AND SERVICES TO GROW 45% TO 50%
     OVER 2000. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays, or difficulties in the development, inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT 2001 REVENUE FROM ADVANCED TECHNOLOGY CONTRACTS TO REMAIN AT LEVELS COMPARABLE TO 2000. Meeting this expectation depends on our ability to maintain the current government contract revenues, which might not occur for a variety of reasons, including an inability to staff engineers to its current contract requirements or customer delays or cancellations of contract awards.

* WE BELIEVE THAT AGGREGATE GROSS MARGIN WILL RAMP UP UNTIL STABILIZING AT APPROXIMATELY 80% AS PRODUCTS AND SERVICES REVENUES INCREASE. Meeting this expectation depends upon our ability to achieve a higher level of Products and Services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development, inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT SELLING AND MARKETING EXPENSE LEVELS TO INCREASE ON AN ACTUAL DOLLAR BASIS BUT TO CONTINUE TO DECLINE AS A PERCENT OF REVENUE FOR THE FULL YEAR 2001 WHEN COMPARED TO 2000, AS WE STRENGTHEN OUR PRESENCE IN EUROPE AND THE PACIFIC RIM WHILE SUPPORTING NEW PRODUCT LAUNCHES. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full-scale product marketing and branding campaign or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. This expectation may not occur for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* FOR THE FULL YEAR 200,1 WE EXPECT RESEARCH AND DEVELOPMENT EXPENSES TO INCREASE ON AN ACTUAL DOLLAR BASIS BUT TO CONTINUE TO DECLINE AS A PERCENT OF REVENUE WHEN COMPARED TO 2000. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. This expectation may not occur for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT GENERAL AND ADMINISTRATIVE EXPENSE LEVELS AS A PERCENT OF REVENUE TO DECLINE FOR THE FULL YEAR 2001, WHILE THE DOLLAR LEVELS WILL INCREASE SLIGHTLY COMPARED TO 2000. This expectation depends on us to maintain the current anticipated level of spending, which may not occur due to unexpected increases in such costs.

* WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2.7 MILLION AT DECEMBER 31, 2000, WILL BE REALIZED. This expectation depends primarily on our estimates of future taxable income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

* WE ANTICIPATE USING AVAILABLE CASH TO FUND GROWTH IN OPERATIONS, INVEST IN CAPITAL EQUIPMENT, ACQUIRE BUSINESSES, AND TO LICENSE TECHNOLOGY OR PRODUCTS RELATED TO OUR LINE OF BUSINESS. WE BELIEVE THAT WE HAVE SUFFICIENT FINANCIAL RESOURCES AVAILABLE TO FUND OUR CURRENT WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS THROUGH THE FOURTH QUARTER OF 2000, AT WHICH TIME WE EXPECT TO BE CASH FLOW POSITIVE. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans through the fourth quarter of 2000, including:

          *    OUR ABILITY TO GENERATE REVENUE AS CURRENTLY EXPECTED;

          *    UNEXPECTED EXPENSES;

          *    THE NEED FOR ADDITIONAL FUNDS TO REACT TO CHANGES IN THE
               MARKETPLACE;

          *    UNEXPECTED INCREASES IN PERSONNEL COSTS;

          *    UNEXPECTED INCREASES IN SELLING AND MARKETING EXPENSES; OR

          *    CURRENTLY UNPLANNED ACQUISITIONS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any material exposure to quantitative and qualitative market risks because we do not own any risk-sensitive financial instruments. We invest our cash in a variety of financial instruments, including bank time deposits and commercial paper. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information under the heading "Election of Directors" and "Section 16(a) Reporting," in the Registrant's Proxy Statement to be filed on or about April 9, 2001. See also Part I, Item 1, "Executive Officers" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 9, 2001, under the headings "Election of Directors - Committees of the Board of Directors and Meeting Attendance," "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements," and "Performance Evaluation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management" in the Registrant's Proxy Statement that the Registrant anticipates filing on or about April 9, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information appearing under the heading "Certain Transactions" in the Registrant's Proxy Statement that the Registrant anticipates filing on or about April 9, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

          1.   Consolidated Financial Statements:

               Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended
                    December 31, 2000, 1999, and 1998
               Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998
               Consolidated Statements of Cash Flows for the years ended
                    December 31, 2000, 1999, and 1998
               Notes to Consolidated Financial Statements
               Report of Independent Auditors

          2.   Consolidated Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b) REPORTS ON FORM 8-K:

       A Form 8-K was not filed during the quarter ended December 31, 2000.

(c) EXHIBITS:

       The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2000:

Exhibit                             Description
-------                             -----------
3.1 Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000.(1)
3.2           By-Laws of the Registrant. (2)
4.1           Specimen of common stock certificate. (3)
4.2           Registration Rights Agreement dated June 30, 1998. (4)
4.3           Warrant to Purchase Shares of Common Stock dated June 30, 1998.(5)
4.4           Amended and Restated Rights Agreement dated October 22, 1998.(6)
4.5           Amended and Restated 1995 Omnibus Stock Plan. (7)
4.6 Common Stock Investment Agreement between Manchester Securities Corporation and Secure Computing Corporation dated as of October 4, 1999. (8)
4.7           Warrant to purchase common stock dated October 5, 1999. (9)
4.8 Preferred Stock Investment Agreement between Westgate International, L.P. and Secure Computing Corporation dated December 17, 1999. (10)
4.9 Put and Call Agreement between Westgate International, L.P. and Secure Computing Corporation dated January 26, 2000. (11)
4.10 Put and Call Agreement between Westgate International, L.P. and Secure Computing Corporation dated June 30, 2000. (12)

10.1 Registration Rights Agreement between Manchester Securities Corporation and Secure Computing Corporation dated as of October 4, 1999. (13)
10.2          Registration Rights Agreement between Westgate International, L.P.
              and Secure Computing Corporation dated December 17, 1999. (14)
10.3          Registration Rights Agreement between Westgate International, L.P.
              and Secure Computing Corporation dated June 30, 2000. (16)
23.1          Consent of Ernst & Young LLP.

-------------------------

(1) Incorporated herein by reference to Exhibit 3.1 to Secure Computing's Amended Quarterly Report on Form 10-Q filed on September 6, 2000.

(2) Incorporated herein by reference to Exhibit 3.3 to Secure Computing's Registration Statement on Form S-1 (Registration Number 33-97838).

(3) Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to Secure Computing's Registration Statement on Form S-1 (Registration Number 33-97838).

(4) Incorporated herein by reference to Exhibit 10.2 to Secure Computing's Form 8-K filed on July 15, 1998.

(5) Incorporated herein by reference to Exhibit 10.3 to Secure Computing's Form 8-K filed on July 15, 1998.

(6) Incorporated herein by reference to Exhibit 1 to Secure Computing's Form 8-K filed on November 9, 1998.

(7) Incorporated herein by reference to Exhibit 4.7 to Secure Computing's Registration Statement on Form S-8 dated February 5, 1999.

(8) Incorporated herein by reference to the Exhibit 10.1 to Secure Computing's Current Report on Form 8-K filed on October 8, 1999.

(9) Incorporated herein by reference to the Exhibit 10.2 to Secure Computing's Current Report on Form 8-K filed on October 8, 1999.

(10) Incorporated herein by reference to Exhibit 10.1 to Secure Computing's Form 8-K filed on February 9, 2000.

(11) Incorporated herein by reference to Exhibit 10.2 to Secure Computing's Form 8-K filed on February 9, 2000.

(12) Incorporated herein by reference to Exhibit 4.2 to Secure Computing's Registration Statement on Form S-3 filed on August 4, 2000.

(13) Incorporated herein by reference to Exhibit 10.3 to Secure Computing's Current Report on Form 8-K filed on October 8, 1999.

(14) Incorporated herein by reference to Exhibit 10.3 to Secure Computing's Form 8-K filed on February 9, 2000.

(15) Incorporated herein by reference to Exhibit 10.4 to Secure Computing's Form 8-K filed on February 9, 2000.

(16) Incorporated herein by reference to Exhibit 4.2 to Secure Computing's Registration Statement on Form S-3 filed on August 4, 2000.

                          SECURE COMPUTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                DECEMBER 31, DECEMBER 31,
                              ASSETS                                                2000         1999
                                                                                 ---------    ---------
CURRENT ASSETS
            Cash and cash equivalents ........................................   $  12,496    $   3,678
            Investments ......................................................      13,831        5,212
            Accounts receivable, (net of allowance for doubtful
            accounts of 2000 -- $871; 1999 -- $710) ..........................       6,762        5,417
            Deferred income taxes ............................................         690          720
            Inventories ......................................................         630          828
            Other current assets .............................................       1,453        1,994
                                                                                 ---------    ---------
              Total current assets ...........................................      35,862       17,849

PROPERTY AND EQUIPMENT
            Equipment ........................................................      10,907        8,698
            Furniture and fixtures ...........................................       2,141        2,102
            Leasehold improvements ...........................................       1,242        1,061
                                                                                 ---------    ---------
                                                                                    14,290       11,861
            Accumulated depreciation .........................................      (8,632)      (7,646)
                                                                                 ---------    ---------
                                                                                     5,658        4,215
INTANGIBLE ASSETS (net of accumulated amortization of 2000 -- $1,266;
1999 -- $706) ................................................................       1,279        1,611
DEFERRED INCOME TAXES ........................................................       2,010        1,980
OTHER ASSETS .................................................................         162          174
                                                                                 ---------    ---------
            TOTAL ASSETS .....................................................   $  44,971    $  25,829
                                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
            Accounts payable .................................................   $   2,950    $   3,198
            Accrued payroll ..................................................       3,767        2,208
            Other accrued expenses ...........................................       1,378        1,364
            Deferred revenue .................................................       6,250        3,782
                                                                                 ---------    ---------
              Total current liabilities ......................................      14,345       10,552

STOCKHOLDERS' EQUITY
            Convertible preferred stock, par value $.01 per share:
              Authorized -- 2,000,000 shares; issued and outstanding shares -
              December 31, 2000 - 7,700 and December 31, 1999 - 5,706 ........          --           --

            Common stock, par value $.01 per share:
              Authorized - 50,000,000 shares; issued and outstanding shares --
              December 31, 2000 - 26,675,230 and
              December 31, 1999 - 23,022,884 .................................         267          230
            Additional paid-in capital .......................................     141,484      106,832
            Accumulated deficit ..............................................    (110,717)     (91,547)
            Accumulated other comprehensive loss .............................        (408)        (238)
                                                                                 ---------    ---------
              Total stockholders' equity .....................................      30,626       15,277
                                                                                 ---------    ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $  44,971    $  25,829
                                                                                 =========    =========

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       YEAR ENDED DECEMBER 31
                                                 --------------------------------
                                                    2000       1999        1998
                                                 --------------------------------
REVENUE
    Products and Services ....................   $ 34,649    $ 22,546    $ 51,500
    Advanced Technology contracts ............      4,471       4,567       9,942
                                                 --------------------------------
                                                   39,120      27,113      61,442
COST OF REVENUE ..............................     11,894      18,781      20,152
                                                 --------------------------------
GROSS PROFIT .................................     27,226       8,332      41,290

OPERATING EXPENSES
    Selling and marketing ....................     31,187      29,705      23,821
    Research and development .................     13,018      10,983       7,477
    General and administrative ...............      4,502       7,274       4,965
    Stock option expense .....................         --       4,740       2,160
    Restructure costs ........................         --          --       7,800
                                                 --------------------------------
                                                   48,707      52,702      46,223
                                                 --------------------------------
OPERATING LOSS ...............................    (21,481)    (44,370)     (4,933)
    Interest and other income ................      2,311         363         474
                                                 --------------------------------
    Loss before income tax expense (benefit) .    (19,170)    (44,007)     (4,459)
    Income tax expense (benefit) .............         --         900      (1,197)
                                                 --------------------------------
NET LOSS .....................................   $(19,170)   $(44,907)   $ (3,262)
                                                 ================================

NET LOSS PER SHARE -- BASIC AND DILUTED ......   $  (0.76)   $  (2.32)   $  (0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING--
     BASIC AND DILUTED .......................     25,163      19,323      16,106

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               PREFERRED STOCK                  COMMON STOCK
                                                       -------------------------------  -----------------------------
                                                           SHARES           AMOUNT          SHARES         AMOUNT
                                                       ---------------  --------------  --------------  -------------
 BALANCE, December 31, 1997 ..........................         --         $     --        15,762,820     $    158

     Comprehensive loss:

          Net loss for the year ......................         --               --                --           --

          Foreign currency translation adjustment ....         --               --                --           --

     Total comprehensive loss ........................

     Exercise of incentive stock options .............         --               --           687,995            6

     Employee stock purchase plan activity ...........         --               --            95,172            1

     Compensation expense on options .................         --               --                --           --

     Preferred stock issued ..........................     16,000               --                --           --
                                                       ---------------  --------------  --------------  -------------
 BALANCE, December 31, 1998 ..........................     16,000               --        16,545,987          165

     Comprehensive loss:

          Net loss for the year ......................         --               --                --           --

          Foreign currency translation adjustment ....         --               --                --           --

     Total comprehensive loss ........................

     Exercise of incentive stock options .............         --               --           643,205            7

     Employee stock purchase plan activity ...........         --               --           417,166            4

     Conversion of preferred stock ...................    (17,794)              --         5,416,526           54

     Compensation expense on options .................         --               --                --           --

     Preferred stock issued ..........................      7,500               --                --           --
                                                       ---------------  --------------  --------------  -------------
 BALANCE, December 31, 1999 ..........................      5,706               --        23,022,884          230

     Comprehensive loss:

          Net loss for the year.......................         --               --                --           --

          Foreign currency translation adjustment ....         --               --                --           --

     Total comprehensive loss ........................

     Exercise of incentive stock options .............         --               --           469,013            5

     Employee stock purchase plan activity ...........         --               --            40,369            1

     Conversion of preferred stock ...................    (30,756)              --         2,706,477           27

     Conversions of warrants .........................         --               --           436,487            4

     Compensation expense on options .................         --               --                --           --

     Preferred stock issued ..........................     32,750               --                --           --
                                                       ---------------  --------------  --------------  -------------
 BALANCE, December 31, 2000 ..........................      7,700         $     --        26,675,230        $ 267
                                                       ===============  ==============  ==============  =============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                          ACCUMULATED
                                                                            OTHER                          TOTAL
                                                          ADDITIONAL     COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                                        PAID-IN CAPITAL      LOSS           DEFICIT        EQUITY
                                                       ----------------- ---------------  ------------ ---------------
 BALANCE, December 31, 1997 ..........................      $ 68,131        $ (111)      $  (43,378)      $ 24,800

     Comprehensive loss:

          Net loss for the year ......................            --            --           (3,262)        (3,262)

          Foreign currency translation adjustment ....            --           (91)              --            (91)
                                                                                                          --------
     Total comprehensive loss ........................                                                      (3,353)

     Exercise of incentive stock options .............         3,295            --               --          3,301

     Employee stock purchase plan activity ...........           799            --               --            800

     Compensation expense on options .................         2,160            --               --          2,160

     Preferred stock issued ..........................        15,345                                        15,345
                                                       ----------------- ---------------  ------------ ---------------
 BALANCE, December 31, 1998 ..........................        89,730          (202)         (46,640)        43,053

     Comprehensive loss:

          Net loss for the year ......................            --            --          (44,907)       (44,907)

          Foreign currency translation adjustment ....            --           (36)              --            (36)
                                                                                                          --------
     Total comprehensive loss ........................                                                     (44,943)

     Exercise of incentive stock options .............         4,103            --               --          4,110

     Employee stock purchase plan activity ...........         1,171            --               --          1,175

     Conversion of preferred stock ...................           (54)           --               --             --

     Compensation expense on options .................         4,740            --               --          4,740

     Preferred stock issued ..........................         7,142                                         7,142
                                                       ----------------- ---------------  ------------ ---------------
 BALANCE, December 31, 1999 ..........................       106,832          (238)         (91,547)        15,277

     Comprehensive loss:

          Net loss for the year.......................            --            --          (19,170)       (19,170)

          Foreign currency translation adjustment ....            --          (170)              --           (170)
                                                                                                          --------
     Total comprehensive loss ........................                                                     (19,340)

     Exercise of incentive stock options .............         2,231            --               --          2,236

     Employee stock purchase plan activity ...........           590            --               --            591

     Conversion of preferred stock ...................           (27)           --               --             --

     Conversions of warrants .........................            (4)           --               --             --

     Compensation expense on options .................           548            --               --            548

     Preferred stock issued ..........................        31,314            --               --         31,314
                                                       ----------------- ---------------  ------------ ---------------
 BALANCE, December 31, 2000 ..........................      $141,484        $ (408)      $ (110,717)       $30,626
                                                       ================= ===============  ============ ===============

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31
                                                                             ---------------------------------
                                                                                2000        1999        1998
                                                                             ---------------------------------
OPERATING ACTIVITIES

            Net loss ......................................................   $(19,170)   $(44,907)   $ (3,262)

            Adjustments to reconcile net loss to net cash used in operating activities:

               Proceeds from the sale of Professional Services ............      4,296          --          --

               Depreciation ...............................................      2,021       1,472       1,533

               Loss on disposals of property and equipment ................         21         362       1,724

               Loss on disposals of intangible assets .....................         --         402         268

               Amortization ...............................................        560         557         325

               Deferred income tax ........................................         --         900      (1,197)

               Stock option expense .......................................         --       4,740       2,160

            Changes in operating assets and liabilities:

               Accounts receivable ........................................     (1,540)     14,295      (6,159)

               Inventories ................................................        198       1,533      (1,238)

               Other current assets .......................................        541        (956)        722

               Accounts payable ...........................................       (248)       (622)      1,645

               Accrued liabilities and reserves ...........................     (1,823)     (1,350)      2,491

               Deferred revenue ...........................................      2,468       1,229         738
                                                                             ---------------------------------
                Net cash used in operating activities .....................    (12,676)    (22,345)       (250)

INVESTING ACTIVITIES

               Purchases of investments ...................................    (16,544)         --     (10,886)

               Proceeds from sales of investments .........................      7,925       5,674          --

               Purchase of property and equipment .........................     (3,642)     (2,255)     (1,994)

               (Increase) decrease in intangibles and other assets ........       (216)        221      (1,842)
                                                                             ---------------------------------
                Net cash provided by (used in) investing activities .......    (12,477)      3,640     (14,722)

FINANCING ACTIVITIES

               Proceeds from issuance of preferred stock ..................     31,314       7,142      15,345

               Proceeds from issuance of common stock .....................      2,827       5,285       4,101

               Proceeds from sales-leaseback transaction ..................         --          --         729
                                                                             ---------------------------------
                Net cash provided by financing activities .................     34,141      12,427      20,175

EFFECT OF FOREIGN CURRENCY TRANSLATION ....................................       (170)        (36)        (91)
                                                                             ---------------------------------

               Net increase (decrease) in cash and cash equivalents .......      8,818      (6,314)      5,112

               Cash and cash equivalents, beginning of year ...............      3,678       9,992       4,880
                                                                             ---------------------------------
               Cash and cash equivalents, end of year .....................   $ 12,496    $  3,678    $  9,992
                                                                             =================================

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         We develop and sell computer software products and services designed to provide secure access control for all users engaging in business over public networks, including the Internet, intranets, and extranets. Our solutions enable our customers to control, manage, and personalize access for millions of customers, employees, and partners connecting to their business.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Secure Computing and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


REVENUE RECOGNITION

PRODUCTS AND SERVICES

         We recognize product revenues at the time of shipment in instances where we have evidence of a contract, the fee charged is fixed and determinable, and collection is probable. We have entered into customer support and maintenance agreements with various customers. We recognize the related revenues either ratably as the obligations are fulfilled or upon completion of performance.

         Our customers are not permitted to return product for net credit. However, revenue generated through traditional channels with a right of return for stock balancing and rotations is reduced by a reserve for estimated returns. These estimated reserves are made by our management based on historical experience and are subject to change.

ADVANCED TECHNOLOGY CONTRACTS

         Advanced technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on the contracts in the period the loss becomes probable.

         Under our Advanced Technology contracts, we bear the risk that increased or unexpected costs required to perform specified services may reduce our profitability. In addition, recoverable expenses we bill for government contracts are subject to review and audit by the Defense Contract Audit Agency, which could result in amounts previously billed being renegotiated. We have had no adjustments as a result of these periodic audits. Pursuant to their terms, these contracts are also generally subject to termination at the convenience of the applicable government agency. If a contract is terminated, we would typically be reimbursed for our costs to the date of our termination plus the cost of an orderly termination and paid a portion of the fee.

CASH EQUIVALENTS

         We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

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

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is calculated using the straight-line method with estimated useful lives ranging from three to 10 years.

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

RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,: requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

         Based on our product development process, technological feasibility is established upon completion of a working model. Costs that we incur between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of three years. We have capitalized software development costs net of accumulated amortization of $503 and $894 at December 31, 2000 and 1999, respectively. Amortization expense was $533, $918, and $366 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

NET LOSS PER SHARE

         Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share are not presented, as the effect of outstanding options, warrants, and preferred stock is antidilutive.

COMPREHENSIVE LOSS

         Our comprehensive loss for the years ended December 31, 2000, 1999, and 1998, was $(19,340), $(44,934), and $(3,353), respectively. The components of our comprehensive loss are net loss and foreign currency translation adjustments.

STOCK OPTIONS

         We follow the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," regarding disclosure of pro forma information for stock compensation. As permitted by SFAS No. 123, we measure compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities." The Statement is effective for the year ending December 31, 2001. Because of our minimal use of derivatives, we do not believe adoption will have a significant effect on earnings or our financial position.

2. INVESTMENTS

         At December 31, 2000, and 1999, investments consisted of commercial paper with maturities of less than one year. The investments are considered available for sale and are stated at cost plus accrued interest which approximates fair market value.

3.  ACCOUNTS RECEIVABLE

         Approximately 14% and 13% of accounts receivable were due from the United States government at December 31, 2000 and 1999. Unbilled accounts receivable from all customers were $369 and $408 at December 31, 2000 and 1999, respectively.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. LEASES

         We lease office space for all of our locations. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows:

                           FUTURE LEASE                                 NET FUTURE LEASE
                            OBLIGATIONS             SUBLEASES              OBLIGATIONS
                       ---------------------------------------------- ----------------------
                  2001         $      2,255             $       (94)           $      2,161
                  2002                2,298                    (101)                  2,197
                  2003                1,986                    (103)                  1,883
                  2004                1,852                    (110)                  1,742
                  2005                1,881                    (112)                  1,769
            Thereafter                2,344                     (93)                  2,251
                       --------------------- ------------------------ ----------------------
                               $     12,616             $      (613)           $     12,003
                       ===================== ======================== ======================


         Rent expense including executory costs was $2,569, $2,459, and $1,865 for the years ended December 31, 2000, 1999, and 1998, respectively.

         In addition, in February 1998, we entered into a sales-leaseback agreement pertaining to certain previously acquired computer equipment and software. Proceeds from the sale were $729, which approximated the assets' carrying value. In February 2000, we renewed this lease for an additional twelve months, expiring March 31, 2001, with monthly rental payments of $32. In September 1999, we entered into an additional sales-leaseback agreement for additional computer equipment and software expiring September 30, 2002, with monthly rental payments of $11.

5. CAPITAL STOCK

   PREFERRED STOCK

         In June 1998, we sold 16,000 shares of newly issued Series C Convertible Preferred Stock (the "Series C Stock") to two investors.

         In 1999, all of the Series C Stock was converted by the holders into 5,174,493 shares of Common Stock. In addition, 42,100 shares of Common Stock were issued to one of the investors in full satisfaction of a claim against us for failing to maintain the effectiveness of a registration statement covering the resale of the Common Stock issued upon the conversion of the Series C Stock.

         In December 1999, we sold in two separate transactions, a total of 7,500 shares of Series D 4% Cumulative Convertible Preferred Stock (the "Series D Stock") to Elliott International, L.P. ("Elliott International", formerly known as Westgate International, L.P.) resulting in total gross proceeds of $7,500. As of December 31, 2000, all outstanding shares of the Series D Stock were converted into 793,205 shares of our Common Stock at an average price of $9.46 per share.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. CAPITAL STOCK (CONTINUED)

         In January 2000, we entered into a Put and Call Agreement with Elliott International which provided for the sale of up to 17,500 shares of Series E 4% Cumulative Convertible Preferred Stock (the "Series E Stock") to Elliott International at $1,000 per share. In February 2000 we sold 8,750 shares of the Series E Stock to Elliott International resulting in gross proceeds of $8,750. In June 2000 we sold the remaining 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750. All sales of securities to Elliott International were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of December 31, 2000 all outstanding shares of the Series E Stock were converted into 1,596,618 shares of our Common Stock at an average price of $11.03 per share.

         In June 2000, we entered into a Put and Call Agreement with Elliott International, which provided for the sale of up to 15,250 shares of Series F 4% Cumulative Convertible Preferred Stock (the "Series F Stock") to Elliott International at $1,000 per share. In August 2000, Elliott International assigned, and Elliott Associates, L.P. ("Elliott Associates") assumed, 50% of Elliott International's rights and obligations under the put/call agreement. Later in August 2000, we sold to each of Elliott International and Elliott Associates 2,625 shares of the Series F Stock resulting in total gross proceeds of $5,250. In December 2000, we sold to each of Elliott International and Elliott Associates an additional 5,000 shares of the Series F Stock resulting in total gross proceeds of $10,000. All sales of securities to Elliott International and Elliott Associates were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of December 31, 2000 7,550 shares of the Series F Stock were converted to 516,584 shares of our Common Stock at an average price of $14.63 per share, leaving 7,700 outstanding preferred shares. As of February 15, 2001 an additional 7,606 shares of the Series F Stock had been converted into 1,040,178 shares of Common Stock, leaving 94 outstanding preferred shares.

         Under the terms of the agreement with the holders of Common Stock issued upon conversion of our Series C Preferred Stock ("Series C Stock"), we are subject to a number of ongoing obligations. For example, our Common Stock must be quoted on the NASDAQ stock market, or listed on the New York Stock Exchange or the American Stock Exchange. Additionally, we must maintain the effectiveness of the registration statement covering the resale of the Common Stock issued upon conversion of the Series C Stock. If we fail to satisfy our ongoing obligations we are subject to compensatory payments. The potential compensatory payments generally consists of a cash payment equal to 1.5% per month of the stated value of the Series C Stock and/or a downward adjustment to the conversion price of the Series C Stock. In September 1999, one of our holders of Series C Stock claimed that we were not in compliance with our obligations. We issued 42,100 shares of Common Stock in full satisfaction of this claim. The risk to us is that if the holders of any of the Common Stock issued upon conversion of the Series C Stock are successful in imposing such compensatory payments, our cash could be depleted and/or our stockholders could be diluted by the issuance of additional stock.

         In addition, we may also be required to make compensatory payments which would materially affect our cash position and business under the terms our Series F Stock financing. Under the terms of the agreements with Elliott International and Elliott Associates, we are subject to a number of ongoing obligations. For example, our stock must be quoted on the NASDAQ stock market and the registration statements covering the resale of the Common Stock issued or issuable upon conversion of the Series F Stock must be effective. If we fail to satisfy our ongoing obligations we are subject to compensatory payments. The potential compensatory payments generally consist of a cash payment equal to approximately 1% of the purchase price of the Series F Stock for the first 30 days that we fail to satisfy our obligations and 2% for each 30-day period thereafter. The risk to us is that if a stockholder is successful in imposing such compensatory payments, our cash could be depleted.

   WARRANTS

         In October 1999 we issued a warrant to Manchester Securities Corporation ("Manchester"). In November 2000, Manchester effected a net-issue exercise of the entire warrant for 436,487 shares of our Common Stock.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS

         In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan (the "Stock Plan"). Under the terms of the Stock Plan, key employees and nonemployees may be granted options to purchase up to 10,244,131 shares of our Common Stock. The majority of options granted typically have 10-year terms and vest annually over three years. In addition, we have programs where options are subject to accelerated vesting based on the performance of our stock price over a specified period of time ranging from one to three years.

         A summary of changes in outstanding options and common shares reserved under the Stock Plan is as follows:

                                                                                           WEIGHTED AVERAGE
                                                        SHARES AVAILABLE       OPTIONS    EXERCISE PRICE PER
                                                            FOR GRANT        OUTSTANDING         SHARE
                                                     -------------------------------------------------------
   Balance at December 31, 1997.....................          131,915          3,898,260        $  6.24
     Shares authorized .............................        2,500,000                 --             --
     Granted .......................................       (1,896,307)         1,896,307          10.41
     Exercised .....................................               --           (687,995)          4.86
     Canceled ......................................          859,380           (859,380)          7.91
                                                     ----------------------------------------
   Balance at December 31, 1998 ....................        1,594,988          4,247,192           7.75
     Shares authorized .............................               --                 --             --
     Granted .......................................       (3,646,294)         3,646,294           4.99
     Exercised .....................................               --           (643,205)          6.39
     Canceled ......................................        2,520,708         (2,520,708)          7.95
                                                     ----------------------------------------
   Balance at December 31, 1999 ....................          469,402          4,729,573           5.70
     Shares authorized .............................        2,500,000                 --             --
     Granted .......................................       (2,560,986)         2,560,986          11.20
     Exercised .....................................               --           (506,146)          6.43
     Canceled ......................................          976,156           (976,156)          6.40
                                                     ----------------------------------------
   Balance at December 31, 2000 ....................        1,384,572          5,808,257        $  7.94
                                                     ========================================

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)

         The following table summarizes information about the stock options outstanding at December 31, 2000:

                                           Options Outstanding                            Options Exercisable
                          -----------------------------------------------------     -------------------------------
                                                 Weighted           Weighted                          Weighted
                               Number       Average Remaining        Average          Number          Average
Range of Exercise Price     Outstanding      Contractual Life    Exercise Price     Exercisable    Exercise Price
------------------------- ----------------- ------------------- ------------------ -------------- -----------------
$  .01 - $ 3.03                294,527         6.9 years            $ 2.25              145,577        $  1.77
$ 3.03 - $ 6.05              1,931,044         8.4 years              3.71              709,954           3.88
$ 6.05 - $ 9.08                978,148         7.7 years              6.79              485,819           6.63
$ 9.08 - $12.10              1,902,338         9.0 years             10.16              352,019           9.91
$12.10 - $15.13                183,501         9.1 years             13.50                9,301          12.96
$15.13 - $18.15                323,049         8.8 years             16.86               45,723          17.70
$18.15 - $21.18                 23,250         7.3 years             20.21                7,333          18.93
$21.18 - $24.20                153,400         9.6 years             22.50                   --             --
$24.20 - $27.23                 19,000         8.2 years             25.89                5,331          25.94
                          -----------------                                        --------------
$  .01 - $27.23              5,808,257         8.5 years            $ 7.94            1,761,057        $  6.21
                          =================                                        ==============


         Options outstanding under the Stock Plan expire at various dates from 2001 to 2010. The number of options exercisable as of December 31, 2000, 1999, and 1998, was 1,761,057, 1,062,353, and 1,483,950, at weighted average exercise prices of $6.21, $7.13, and $6.47, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 2000, 1999, and 1998 are $7.94, $5.70, and $8.09 and 8.5,
8.1, and 8.4 years, respectively.

         We had an executive stock option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. During the life of this program, 1,390,000 options were granted, while 81,000 options remain exercisable as of December 31, 2000. For the years ended December 31, 1999, and 1998, we recognized $4,740, and $2,160, respectively, of compensation expense related to the vesting of options under this program.

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

         We recognized $548 of compensation expense for the year ended December 31, 2000 related to the accelerated vesting of a group of options and the extended vesting of another group of options associated with the sale of the Professional Services group.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. STOCK OPTIONS (CONTINUED)

         Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: a risk-free interest rate of 6.0%; volatility factors of the expected market price of our Common Stock of 1.17, 1.27, and 1.00; no expected dividends; and a weighted average expected life of the option of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                           2000          1999         1998
                                                       ------------- ------------ -------------
         Pro forma net loss                            $ (27,500)    $ (53,278)      $(10,739)
                                                       ============= ============ =============
         Pro forma basic and diluted loss per share    $   (1.09)    $   (2.76)      $  (0.67)
                                                       ============= ============ =============

7. INCOME TAXES

         There was no income tax expense for the year ended December 31, 2000. Income tax expense of $900 and a net tax benefit of $1,197 were reported for the years ended December 31, 1999 and 1998, respectively.

         The effective tax rate differs from the statutory tax rate primarily as a result of the following:

                                                                    YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------
                                                            2000             1999             1998
                                                      ----------------------------------------------------
         Income taxes at statutory rate ..............       $  (6,518)      $  (14,959)       $  (1,516)
         State taxes, net of federal benefit..........            (731)          (1,705)            (150)
         Foreign taxes ...............................              --               --               --
         Change in valuation allowance ...............           7,195           17,494              440
         Other .......................................              54               70               29
                                                      ----------------------------------------------------
         Income tax expense (benefit).................       $      --       $      900        $  (1,197)
                                                      ====================================================

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. INCOME TAXES (CONTINUED)

         Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                               -------------------------------------------------
                                                                       2000            1999             1998
                                                               -------------------------------------------------
         Deferred tax assets:
           Accrued liabilities ...............................      $    1,219      $    1,591       $      465
           Stock option compensation expense .................              --           3,120            1,224
           Liabilities .......................................             139             113              172
           Tax over book amortization ........................            (196)           (295)            (463)
           Book over tax depreciation ........................             171             171              171
           Income tax credits ................................             478             478              478
           Net operating loss carryforward ...................          44,133          34,211           17,754
                                                               -------------------------------------------------
         Total deferred tax assets before valuation allowance           45,944          39,389           19,801
         Less valuation allowance ............................         (43,244)        (36,689)         (16,201)
                                                               -------------------------------------------------
         Net deferred tax assets..............................      $    2,700      $    2,700       $    3,600
                                                               =================================================

         SFAS No. 109, "Accounting for Income Taxes," requires the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that benefits of deferred tax assets will not be realized. We believe it is more likely than not that the net deferred tax assets of $2,700 at December 31, 2000 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

         At December 31, 2000, we had net operating loss (NOL) carryforwards of $110,300 that are available to offset taxable income through 2015. These carryforwards are subject to the limitations of Internal Revenue Code Section
382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $21,700 related to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.

         Federal income taxes were not paid in 2000, 1999, or 1998.

8. EMPLOYEE BENEFIT PLAN

         We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. employees. We also have voluntary defined contribution plans that cover substantially all employees. Contributions to the latter are limited to the employer's discretionary annual contribution.

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

10. RESTRUCTURING

         Early in 1998, we announced plans to implement a restructuring plan designed to facilitate further integration of acquired businesses and recorded a pretax expense of $7,800 to account for these actions, which included costs of lease terminations, streamlining our product offerings, and reducing our cost structure to increase operational efficiency. The plan resulted in the separation of some employees worldwide and the closing of three North American facilities.

         Early in 1999, the restructure reserve was fully utilized. Asset impairment and restructuring costs were as follows:

                                                   TOTAL              CASH               WRITE-
COSTS RELATED TO                                  CHARGES           PAYMENTS             DOWNS
--------------------------------------------------------------------------------------------------
Compensation costs for severance and
       other termination benefits .......        $    1,333        $     1,333        $        --

Consulting and legal costs...............               739                739                 --

Write-off of property, plant, and
       equipment ........................             1,764                 --              1,764

Write-off of other assets ...............               761                 --                761

Lease termination costs .................               853                853                 --

Facility reconfigurations ...............               328                328                 --

Employee relocations ....................               474                474                 --

Canceled contracts ......................               536                300                236

Additional travel .......................               196                196                 --

Other charges ...........................               816                816                 --
                                            ------------------------------------------------------
     Total costs ........................        $    7,800        $     5,039        $     2,761
                                            ======================================================

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. SEGMENT INFORMATION

         We have two reportable segments, consisting of Products and Services and Advanced Technology. Our Products and Services segment markets a range of solutions providing risk-free, personalized access control across any public network. Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of both the Department of Defense (DoD) and the commercial sector. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes. Cash, investments, deferred tax assets, general and administrative expenses, and stock option compensation costs cannot be readily identified to the two business segments; therefore, they are presented separately in a corporate segment.

         We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements, as the Advanced Technology segment is reimbursed on a cost-plus basis from the various agencies of the U.S. government. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Revenue is recognized at time of shipment and/or when performance of services is complete for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology, and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

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

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. SEGMENT INFORMATION (CONTINUED)

         Significant components of our segments are as follows:

  YEAR ENDED DECEMBER 31, 2000
  --------------------------------------------------------------------------------------------------------------------------
                                                       Products and      Advanced
                                                         Services       Technology
                                                         Segment         Segment          Corporate            Total
  --------------------------------------------------------------------------------------------------------------------------
  Revenues from external customers ...............     $     34,649   $      4,471      $        --        $     39,120
  Depreciation expense ...........................            1,826            168               27               2,021
  Segment gross profit  ..........................           25,793          1,433               --              27,226
  Segment operating loss .........................          (14,776)        (2,203)          (4,502)            (21,481)
  Interest income ................................               --             --            2,311               2,311
  Segment assets .................................           14,791          1,079           29,101              44,971
  Expenditures for long-lived assets .............            3,799             12               47               3,858
  --------------------------------------------------------------------------------------------------------------------------

  YEAR ENDED DECEMBER 31, 1999
  --------------------------------------------------------------------------------------------------------------------------
                                                       Products and      Advanced
                                                         Services       Technology
                                                         Segment         Segment          Corporate            Total
  --------------------------------------------------------------------------------------------------------------------------
  Revenues from external customers ...............     $     22,546   $      4,567      $        --        $     27,113
  Depreciation expense ...........................            1,300            152               20               1,472
  Segment gross profit  ..........................            7,719            613               --               8,332
  Segment operating loss..........................          (27,769)        (4,587)         (12,014)            (44,370)
  Interest income ................................               --             --              363                 363
  Segment assets .................................           13,170          1,014           11,645              25,829
  Expenditures for long-lived assets .............            1,963             42               29               2,034
  --------------------------------------------------------------------------------------------------------------------------

  YEAR ENDED DECEMBER 31, 1998
  --------------------------------------------------------------------------------------------------------------------------
                                                       Products and      Advanced
                                                         Services       Technology
                                                         Segment         Segment          Corporate            Total
  --------------------------------------------------------------------------------------------------------------------------
  Revenues from external customers ...............     $     51,500   $      9,942      $        --        $     61,442
  Restructuring charge ...........................               --             --            7,800               7,800
  Depreciation expense ...........................            1,241            273               19               1,533
  Segment gross profit  ..........................           37,174          3,130               --              40,304
  Segment operating income (loss) ................           10,689           (697)         (14,925)             (4,933)
  Interest income ................................               --             --              474                 474
  Segment assets .................................           27,594          2,227           24,527              54,348
  Expenditures for long-lived assets .............            3,193            137              506               3,836
  --------------------------------------------------------------------------------------------------------------------------

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  SEGMENT INFORMATION (CONTINUED)

         International sales accounted for 19%, 11%, and 24% of total revenue for the years 2000, 1999, and 1998, respectively. Major foreign markets for our products include Europe and the Pacific Rim. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                    YEAR ENDED DECEMBER 31
                                           ----------------------------------------
                                              2000             1999          1998
        ---------------------------------------------------------------------------
        Revenues:
           United States sales ...........     $31,844       $24,198       $46,464
           International sales ...........       7,276         2,915        14,978
                                           ----------------------------------------
                                               $39,120       $27,113       $61,442
                                           ========================================

12. RELATED PARTY TRANSACTIONS

         In 1998, we relocated several key employees to California. To mitigate cost of living differences, we provided interest-free loans totaling $481 to these employees. In 1999, these loans were forgiven over a three-year period, effective as of the date of relocation, and we reimbursed the employees for the tax liabilities incurred as a result of the loan forgiveness.

13. PROFESSIONAL SERVICES

         In March 2000, we sold our Professional Services group to Guardent, Inc. for net proceeds of $4,296. We have included the gain on this transaction of $1,622 in other income.

14. LETTER OF CREDIT

         We have a $195 letter of credit agreement with a bank securing certain sales-leaseback obligations discussed in Note 4, "Leases." This letter of credit will be reduced to $98 on October 1, 2001 and will expire on October 1, 2002.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15.   SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             QUARTER ENDED
                                ------------------------------------------------------------------
                                    MARCH 31          JUNE 30         SEPTEMBER 30     DECEMBER 31
                                ------------------------------------------------------------------
  2000

  Net revenue ...............       $  7,512         $   8,822          $ 10,615        $ 12,171
  Gross profit ..............          4,668             6,139             7,576           8,843
  Net loss ..................         (6,483)           (5,745)           (4,875)         (2,067)*
  Net loss per share -
   basic and diluted .........         (0.27)            (0.23)            (0.19)          (0.08)*


  1999

  Net revenue ...............       $  8,230         $   5,510          $  6,475        $  6,898
  Gross profit ..............          4,022            (2,117)            2,594           3,833
  Net loss ..................         (9,734)          (19,672)           (7,906)         (7,595)
  Net loss per share -
   basic and diluted .........         (0.58)            (1.11)            (0.38)          (0.34)

* The quarter ended December 31, 2000, includes a $1,617 gain, or $.06 per share, related to the sale of our Professional Services group to Guardent, Inc. as described in Note 13. Net loss before the effect of the gain was $3,684, or $0.14 per share.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 22, 2001

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SECURE COMPUTING CORPORATION

Date:  March 30, 2001       By /s/ John McNulty
                            -------------------
                            John McNulty
                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

Signature                                            Title

          /s/ John McNulty               Chairman and Chief Executive Officer
------------------------------------     (Principal Executive Officer)
John McNulty

         /s/ Timothy P. McGurran         President and Chief Operating Officer
------------------------------------
Timothy P. McGurran

        /s/ Timothy J. Steinkopf         Vice President and Chief Financial
------------------------------------     Officer (Principal Financial and
Timothy J. Steinkopf                     Accounting Officer)

        /s/ Robert J. Frankenberg        Director
------------------------------------
Robert J. Frankenberg

       /s/ James F. Jordan               Director
------------------------------------
James  F. Jordan

        /s/ Stephen M. Puricelli         Director
------------------------------------
Stephen M. Puricelli

       /s/ Eric P. Rundquist             Director
------------------------------------
Eric P. Rundquist

       /s/ Alexander Zakupowsky, Jr.     Director
------------------------------------
Alexander Zakupowsky, Jr.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                             Additions
                                               Balance at    Charged to
                                               Beginning      Costs and         Less        Balance at
Description                                     of Year       Expenses       Deductions    End of Year
-----------                                     -------       --------       ----------    -----------
YEAR ENDED DECEMBER 31, 2000:
  Sales return allowance ................    $   710,000    $   270,000    $   (76,000)    $   904,000
  Allowance for doubtful accounts .......        710,000        347,000       (186,000)        871,000
                                          --------------------------------------------------------------
      Total .............................    $ 1,420,000    $   617,000    $  (262,000)    $ 1,775,000
                                          ==============================================================

YEAR ENDED DECEMBER 31, 1999:
  Sales return allowance ................        527,000        513,000       (330,000)        710,000
  Allowance for doubtful accounts .......        900,000        634,000       (824,000)        710,000
                                          --------------------------------------------------------------
      Total .............................    $ 1,427,000    $ 1,147,000    $(1,154,000)    $ 1,420,000
                                          ==============================================================

YEAR ENDED DECEMBER 31, 1998:
  Sales return allowance ................             --        527,000             --         527,000
  Allowance for doubtful accounts .......        417,000      1,152,000       (669,000)        900,000
                                          --------------------------------------------------------------
      Total .............................    $   417,000    $ 1,679,000    $  (669,000)    $ 1,427,000
                                          ==============================================================