Form 10-Q
period 2001-03-31
SECURE COMPUTING CORP
filed 2001-05-14
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

  (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001
                                       or
     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to ________________.

                         Commission file number 0-27074
                                                -------

                          SECURE COMPUTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 52-1637226
              ------------                              ------------
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                   identification no.)


           4810 Harwood Road,
              San Jose, CA                                  95124
            ----------------                               -------
(Address of principal executive offices)                  (Zip code)

                                 (800) 379-4944
                                ----------------
               Registrant's telephone number, including area code

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  |X|          No  |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 27,878,607 issued and outstanding as of May 7, 2001.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I       FINANCIAL INFORMATION                                                                  PAGE NO.
                                                                                                    --------

Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets  as of March 31, 2001 (Unaudited) and
                 December 31, 2000...................................................................      3

             Condensed Consolidated Statements of Operations (Unaudited) for the three
                 months ended March 31, 2001 and 2000................................................      4

             Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
                 months ended March 31, 2001 and 2000................................................      5

             Notes to the Condensed Consolidated Financial Statements (Unaudited)....................  6 - 8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................... 9 - 11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................     11


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................     12

Item 2.      Changes in Securities...................................................................     12

Item 3.      Defaults upon Senior Securities.........................................................     12

Item 4.      Submission of Matters to a Vote of Security Holders.....................................     12

Item 5.      Other Information.......................................................................     13

Item 6.      Exhibits and Reports on Form 8-K........................................................     13

             Signatures .............................................................................     14

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                      March 31,               December 31,
                                                                         2001                     2000
                                                                   -----------------        -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                $22,813                 $ 12,496
   Investments                                                                  ---                   13,831
   Accounts receivable, net                                                   4,790                    6,762
   Inventories                                                                  738                      630
   Other current assets                                                       2,242                    2,143
                                                                   -----------------        -----------------
     Total current assets                                                    30,583                   35,862

PROPERTY AND EQUIPMENT, NET                                                   6,087                    5,658

OTHER ASSETS                                                                  3,550                    3,451
                                                                   -----------------        -----------------
                                                                           $ 40,220                 $ 44,971
                                                                   =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $2,755                  $ 2,950
   Accrued payroll                                                            2,713                    3,767
   Other accrued expenses                                                     1,373                    1,378
   Deferred revenue                                                           6,627                    6,250
                                                                   -----------------        -----------------
     Total current liabilities                                               13,468                   14,345

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -              ---                      ---
     March 31, 2001 - 94 and December 31, 2000 - 7,700
   Common Stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - March 31, 2001- 27,849,078 and
     December 31, 2000 - 26,675,230                                             278                      267
   Additional paid-in capital                                               142,104                  141,484
   Accumulated deficit                                                     (115,208)                (110,717)
    Foreign currency translation                                               (422)                    (408)
                                                                   -----------------        -----------------
     Total stockholders' equity                                              26,752                   30,626
                                                                                            -----------------
                                                                   -----------------
                                                                           $ 40,220                 $ 44,971
                                                                   =================        =================


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                              Three months ended March 31,
                                                         2001                              2000
                                                   --------------------------------------------------
Products and services revenue                               $10,220                           $6,520
Advanced Technology contracts revenue                         1,023                              992
                                                   -----------------                 ----------------
                                                             11,243                            7,512

Cost of revenue                                               2,588                            2,844
                                                   -----------------                 ----------------
Gross profit                                                  8,655                            4,668


Operating expenses:
   Selling and marketing                                      8,606                            6,668
   Research and development                                   3,670                            3,307
   General and administrative                                 1,081                            1,203
                                                   -----------------                 ----------------
                                                             13,357                           11,178
                                                   -----------------                 ----------------
Operating loss                                               (4,702)                          (6,510)

Interest and other income                                       211                               27
                                                   -----------------                 ----------------
Loss before income taxes                                     (4,491)                          (6,483)

Income taxes                                                    ---                              ---
                                                   -----------------                 ----------------
Net loss                                                   $ (4,491)                        $ (6,483)
                                                   =================                 ================

Net loss per share - basic and diluted                       $ (.16)                          $ (.27)
                                                   =================                 ================

Weighted average shares outstanding                          27,517                           23,654
                                                   =================                 ================


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)


                                                                           Three months ended March 31,
                                                                         2001                        2000
                                                                  ------------------------------------------

     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  $ (2,722)                   $ 445

     INVESTING ACTIVITIES
        Proceeds from sales of investments                                  13,831                      ---
        Purchase of investments                                                ---                   (7,669)
        Purchase of property and equipment                                  (1,047)                    (578)
        (Increase) decrease in intangibles and other assets                   (362)                      24
                                                                  -----------------        ----------------
          Net cash provided by (used in) investing activities               12,422                   (8,223)

     FINANCING ACTIVITIES
        (Payments related to) proceeds from issuance of
          preferred stock                                                      (36)                   7.931
        Proceeds from issuance of common stock                                 667                    1,027
                                                                  -----------------        -----------------
          Net cash provided by financing activities                            631                    8,958

     EFFECT OF  EXCHANGE RATE CHANGES                                          (14)                     (34)
                                                                  -----------------        -----------------

        Increase in cash and cash equivalents                               10,317                    1,146
        Cash and cash equivalents beginning of period                       12,496                    3,678
                                                                  -----------------        -----------------
        Cash and cash equivalents at end of period                         $22,813                   $4,824
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

2.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2000 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2000. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual 10-K Report for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the first quarter of 2001 and 2000, total comprehensive income amounted to ($4,505) and ($6,516) respectively.

4.       STOCK OPTION EXPENSE

         We had an Executive Stock Option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. As of March 31, 2001 81,000 options remain exercisable.

5.       PREFERRED STOCK FINANCING

         In June 2000, we entered into a Put and Call Agreement with Elliott International, which provided for the sale of up to 15,250 shares of Series F 4% Cumulative Convertible Preferred Stock (the "Series F Stock") to Elliott International at $1,000 per share. In August 2000, Elliott International assigned, and Elliott Associates, L.P. ("Elliott Associates") assumed, 50% of Elliott International's rights and obligations under the put/call agreement. Later in August and December 2000, we sold to each of Elliott International and Elliott Associates a total of 7,625 shares of the Series F Stock resulting in gross proceeds of $15,250. All sales of securities to Elliott International and Elliott Associates were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of March 31, 2001 15,156 shares of the Series F Stock were converted into 1,556,765 shares of our Common Stock at an average price of $9.76 per share leaving 94 outstanding preferred shares. As of April 19 the remaining 94 shares of the Series F Stock were converted into 11,794 shares of our Common stock at a conversion price of $8.08.

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.       PROFESSIONAL SERVICES

         In March 2000, we sold our Professional Services group to Guardent, Inc. We included the gain on this transaction, which was not material, in other income.

7.       SEGMENT INFORMATION

         We have two reportable segments consisting of Products and Services and Advanced Technology. Our Products and Services segment sells computer software products and services designed to provide secure assess control for users engaging in business over public networks. Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of the Department of Defense (DoD) and the commercial sector. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes. Cash, investments, deferred tax assets, general and administrative expenses, and stock option compensation costs cannot be readily identified to the two business segments, therefore, they are presented separately in a corporate segment.

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

         Significant components of our segments are as follows:


                                                   PRODUCTS AND         ADVANCED
                                                     SERVICES          TECHNOLOGY
  THREE MONTHS ENDED MARCH 31, 2001                  SEGMENT            SEGMENT         CORPORATE          TOTAL
  --------------------------------------------  ----------------- ------------------ --------------- ----------------
     Revenues from external customers .......       $     10,220   $      1,023      $       ---     $     11,243
     Depreciation expense ...................                543             25                9              577
     Segment gross profit  ..................              8,449            206              ---            8,655
     Segment operating income/(loss) ........             (3,041)          (580)          (1,081)          (4,702)
     Other income ...........................                ---            ---              211              211
     Segment assets .........................             13,795            833           25,592           40,220
     Expenditures for long lived assets .....              1,395            ---               14            1,409
                                                ----------------- ------------------ --------------- ----------------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                   PRODUCTS AND         ADVANCED
                                                     SERVICES          TECHNOLOGY
  THREE MONTHS ENDED MARCH 31, 2000                  SEGMENT            SEGMENT         CORPORATE         TOTAL
  --------------------------------------------  ----------------- ------------------ --------------- ----------------
     Revenues from external customers .......        $     6,520     $      992      $       ---      $     7,512
     Depreciation expense ...................                397             41                5              443
     Segment gross profit  ..................              4,344            324              ---            4,668
     Segment operating income/(loss) ........             (4,717)          (590)          (1,203)          (6,510)
     Other income ...........................                ---            ---               27               27
     Segment assets .........................              9,778            895           20,458           31,131
     Expenditures for long lived assets .....                558             12                8              578
                                                ----------------- ------------------ --------------- ----------------


         International sales accounted for 32% and 15% of total revenue for the three months ended March 31, 2001 and 2000 respectively. Major foreign markets for the our products include Europe and the Pacific Rim. In each country, we have independent channel partners that are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2001            2000
                                                 --------------  -------------
         Revenues:
            United States sales ..............          $7,602         $6,385
            International sales ..............           3,640          1,127
                                                 --------------  -------------
                                                       $11,242         $7,512
                                                 ==============  =============

                          SECURE COMPUTING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievements.

         In addition, the following information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report, the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 1, 2001, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

         REVENUE. Our revenue increased 50 percent to $11,243,000 for the first quarter of 2001 up from $7,512,000 in the same period of 2000. Products and services revenue was $10,220,000 for the quarter, an increase of 57 percent over 2000. We expect quarterly revenue from products and services to grow 45 to 50 percent year over year in each of the remaining quarters of 2001. Advanced Technology contract revenue was $1,023,000 for the quarter, an increase of 3 percent from 2000 as we continue our strategy of focusing only on funded development contracts that add value to our commercial product offerings. We expect quarterly revenue from government contracts for the remainder of 2001 to remain fairly constant when compared to the first quarter of 2001.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 62 percent in the first quarter of 2000 to 77 percent in 2001. The increase resulted primarily from increased software license revenues and the disposition of our lower-margin Professional Services consulting group in the first quarter of 2000. We expect gross profit to continue improving by approximately 1 percentage point in each sequential quarter until stabilizing at approximately 80%.

         SELLING AND MARKETING. Selling and marketing expense increased 29 percent to $8,606,000 in the first quarter of 2001, an increase from $6,668,000 in the same period of 2000. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. As a percentage of revenue, selling and marketing expense was 77 percent for the quarter compared to 89 percent in the same period of 2000. We expect selling and marketing expense levels to increase on an actual dollar basis, but continue to decline as a percent of revenue when compared to the first quarter of 2001 as we strengthen our sales presence while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased by 11 percent to $3,670,000 in the first quarter of 2001 from $3,307,000 in the same period of 2000. The increase resulted primarily from our continued investment in next generation product development, including our Embedded Firewall technology. As a percentage of revenue, research and development expense was 33 percent for the quarter compared to 44 percent in 2000. We expect quarterly research and development expenses for the rest of 2001 to remain at levels comparable to the first quarter of 2001 on an actual dollar basis but continue to decline as a percent of revenue.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 10 percent to $1,081,000 in the first quarter of 2001, from $1,203,000 in the same period of 2000. As a percentage of revenue, general and administrative expenses were 10 percent for the first quarter of 2001 compared to 16 percent for the first quarter of 2000. We expect the quarterly general and administrative expenses for the rest of 2001 to remain at levels comparable to the first quarter of 2001.

         INTEREST AND OTHER INCOME. Net interest and other income was $211,000 in the first quarter of 2001, an increase from $27,000 in the same period of 2000. The increase reflects higher average cash and investment balances in 2001 as compared to 2000.

         INCOME TAXES. We recognized no income tax expense for either of the periods in 2001 or 2000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 at March 31, 2001, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments decreased by $3,514,000 from December 31, 2000 to March 31, 2001. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment. As of March 31, 2001, we had working capital of $17,115,000. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and license technology or products related to our line of business.

         Capital additions in the first three months of 2001 were $1,047,000 and were primarily made up of computer equipment, technology upgrades and leasehold improvements. The Company expects to invest another $2,200,000 throughout the remainder of 2001 mainly for computer equipment and technology upgrades.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

o WE EXPECT QUARTERLY REVENUE FROM PRODUCTS AND SERVICES TO GROW 45 TO 50 PERCENT YEAR OVER YEAR IN EACH OF THE REMAINING QUARTERS OF 2001. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o WE EXPECT QUARTERLY REVENUE FROM GOVERNMENT CONTRACTS FOR THE REMAINDER OF 2001 TO REMAIN FAIRLY CONSTANT WHEN COMPARED TO THE FIRST QUARTER OF 2001. Meeting this expectation depends upon our ability to maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

o WE EXPECT GROSS PROFIT TO CONTINUE IMPROVING BY APPROXIMATELY 1 PERCENTAGE POINT IN EACH SEQUENTIAL QUARTER UNTIL STABILIZING AT APPROXIMATELY 80%. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for the Company's products and services, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o WE EXPECT SELLING AND MARKETING EXPENSE LEVELS TO INCREASE ON AN ACTUAL DOLLAR BASIS, BUT CONTINUE TO DECLINE AS A PERCENT OF REVENUE WHEN COMPARED TO THE FIRST QUARTER OF 2001 AS WE STRENGTHEN OUR SALES PRESENCE WHILE SUPPORTING NEW PRODUCT LAUNCHES. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT QUARTERLY RESEARCH AND DEVELOPMENT EXPENSES FOR THE REST OF 2001 TO REMAIN AT LEVELS COMPARABLE TO THE FIRST QUARTER OF 2001 ON AN ACTUAL DOLLAR BASIS BUT CONTINUE TO DECLINE AS A PERCENT OF REVENUE. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSES FOR THE REST OF 2001 TO REMAIN AT LEVELS COMPARABLE TO THE FIRST QUARTER OF 2001. This expectation depends on us maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

o WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT MARCH 31, 2001, WILL BE REALIZED. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

        o   unexpected increases in selling and marketing expenses; or

        o   currently unplanned acquisitions.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have material exposure to quantitative and qualitative market risks because we do not own any risk sensitive financial instruments.

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and its present or former officers Jeffrey Waxman, Timothy McGurran, Patrick Regester, Gary Taggart, Howard Smith and Christine Hughes. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 to March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. By stipulated Order dated August 19, 1999, the Court consolidated these actions, appointed lead plaintiffs, and approved the retention of lead counsel. On January 7, 2000, plaintiffs served a consolidated corrected compliant. On August 18, 2000, Plaintiff's served a First Amended Complaint. Defendants' motion to dismiss that Complaint is now pending.

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

ITEM 2.  CHANGES IN SECURITIES

         In August and December 2000, we sold to each of Elliott International and Elliott Associates 7,625 shares of Series F 4% cumulative Convertible Preferred Stock ("the Series F Stock"). The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         The Series F Stock is convertible at the election of the holder into shares of Common Stock. As of March 31, 2001 15,156 shares of the Series F Stock had been converted into 1,556,765 shares of our Common Stock at an average price of $9.76 leaving 94 outstanding preferred shares. As of April 19, 2001 the remaining 94 shares of the Series F Preferred Stock were converted into 11,794 shares of our Common Stock at a conversion price of $8.08.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved at our Annual Meeting of Stockholders held on May 9, 2001:

a)       The following directors were elected:
                                     Number of Common Shares Voted
Directors                        For              Against          Abstain
-------------------------------------------------------------------------------
Steven M. Puricelli           24,177,228          20,312           769,815

         This director was elected to a three year term commencing upon his election. Directors, Robert Frankenburg, John McNulty, Eric Rundquist, Alexander Zakupowsky, Jr., and James Jordan continue in office until expiration of their respective roles.


b)       Amendment of the Amended and Restated 1995 Omnibus Stock Plan:
                                                       Number of Common Shares Voted
1995 Omnibus Stock Plan                              For              Against         Abstain
------------------------------------------------------------------------------------------------------
Amendment of the Amended and Restated             16,696,400         8,223,440        47,515
Omnibus Stock Plan

c)       The stockholders also approved the following proposal:
                                                       Number of Common Shares Voted
Independent Auditors                                 For              Against         Abstain
------------------------------------------------------------------------------------------------------
Ratification of Ernst & Young LLP                 24,842,832          114,706          9,816
As Independent Auditors


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001:

         None.

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)      REPORTS ON FORM 8-K:

         A form 8-K was not filed during the quarter ended March 31, 2001.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SECURE COMPUTING CORPORATION


DATE: May 11, 2001                   By:   /s/ Timothy J. Steinkopf
                                        ----------------------------------------
                                           Timothy J. Steinkopf,
                                            Vice President of Operations
                                               and Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)