Form 10-Q
period 2001-06-30
SECURE COMPUTING CORP
filed 2001-08-07
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 2001

          or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From _______________ to ________________.

                         Commission file number 0-27074
                                                -------

                          SECURE COMPUTING CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                               52-1637226
           -------------------------------               -------------------
           (State or other jurisdiction of                (I.R.S. employer
           incorporation or organization)                identification no.)


                 4810 Harwood Road,
                    San Jose, CA                                95124
           -------------------------------                    ----------
       (Address of principal executive offices)               (Zip code)

                                 (800) 379-4944
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 28,244,034 issued and outstanding as of August 3, 2001.

                          SECURE COMPUTING CORPORATION

                                      INDEX


PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets  as of June 30, 2001
              (Unaudited) and December 31, 2000..........................      3

          Condensed Consolidated Statements of Operations (Unaudited)
              for the three and six months ended June 30, 2001 and 2000..      4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the six months ended June 30, 2001 and 2000............      5

          Notes to the Condensed Consolidated Financial Statements
              (Unaudited)................................................  6 - 8

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 9 - 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....     12






PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     13

Item 2.   Changes in Securities..........................................     13

Item 3.   Defaults upon Senior Securities................................     13

Item 4.   Submission of Matters to a Vote of Security Holders............     13

Item 5.   Other Information..............................................     13

Item 6.   Exhibits and Reports on Form 8-K...............................     14

          Signatures ....................................................     15

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        June 30,       December 31,
                                                                          2001             2000
                                                                      ------------     ------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $     20,874     $     12,496
   Investments                                                               1,516           13,831
   Accounts receivable, net                                                  5,793            6,762
   Inventories                                                                 785              630
   Other current assets                                                      2,063            2,143
                                                                      ------------     ------------
     Total current assets                                                   31,031           35,862

PROPERTY AND EQUIPMENT, NET                                                  6,068            5,658

OTHER ASSETS                                                                 3,620            3,451
                                                                      ------------     ------------
                                                                      $     40,719     $     44,971
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $      1,517     $      2,950
   Accrued payroll                                                           3,106            3,767
   Other accrued expenses                                                    1,662            1,378
   Deferred revenue                                                          7,763            6,250
                                                                      ------------     ------------
     Total current liabilities                                              14,048           14,345

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -              --               --
     June 30, 2001 - 0 and December 31, 2000 - 7,700
   Common stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - June 30, 2001- 28,226,637 and
     December 31, 2000 -26,675,230                                             282              267
   Additional paid-in capital                                              145,486          141,484
   Accumulated deficit                                                    (118,397)        (110,717)
    Foreign currency translation                                              (700)            (408)
                                                                      ------------     ------------
     Total stockholders' equity                                             26,671           30,626
                                                                      ------------     ------------
                                                                      $     40,719     $     44,971
                                                                      ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                             2001           2000           2001           2000
                                          ----------     ----------     ----------     ----------
Products and services revenue             $   11,444     $    7,563     $   21,664     $   14,083
Advanced Technology contracts revenue          1,121          1,259          2,144          2,251
                                          ----------     ----------     ----------     ----------
                                              12,565          8,822         23,808         16,334

Cost of revenue                                2,116          2,683          4,704          5,527
                                          ----------     ----------     ----------     ----------
Gross profit                                  10,449          6,139         19,104         10,807

Operating expenses:
   Selling and marketing                       9,196          7,899         17,802         14,567
   Research and development                    3,603          3,035          7,273          6,342
   General and administrative                  1,052          1,139          2,133          2,342
                                          ----------     ----------     ----------     ----------
                                              13,851         12,073         27,208         23,251
                                          ----------     ----------     ----------     ----------
Operating loss                                (3,402)        (5,934)        (8,104)       (12,444)

Interest and other income                        213            189            424            216
                                          ----------     ----------     ----------     ----------
Loss before income taxes                      (3,189)        (5,745)        (7,680)       (12,228)

Income tax expense                                --             --             --             --
                                          ----------     ----------     ----------     ----------
Net loss                                  $   (3,189)    $   (5,745)    $   (7,680)    $  (12,228)
                                          ==========     ==========     ==========     ==========

Net loss per share - basic and diluted    $    (0.11)    $    (0.23)    $    (0.28)    $    (0.50)
                                          ==========     ==========     ==========     ==========

Weighted average shares outstanding           27,942         24,603         27,633         24,267
                                          ==========     ==========     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                              Six months ended June 30,
                                                                 2001           2000
                                                             --------------------------
NET CASH USED IN OPERATING ACTIVITIES                        $   (5,470)    $   (4,433)

INVESTING ACTIVITIES
    Proceeds from sales of investments                           13,831          7,925
    Purchase of investments                                      (1,516)        (7,669)
    Purchase of property and equipment                           (1,693)        (2,093)
    Increase in intangibles and other assets                       (499)          (231)
                                                             ----------     ----------
      Net cash provided by (used in) investing activities        10,123         (2,068)

FINANCING ACTIVITIES
    Proceeds from issuance of Preferred Stock                       (38)        16,581
    Proceeds from issuance of Common Stock                        1,974          1,361
    Proceeds from exercise of Warrants                            2,082             --
                                                             ----------     ----------
      Net cash provided by financing activities                   4,018         17,942
                                                             ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES                                    (293)           (51)
                                                             ----------     ----------

    Increase (decrease) in cash and cash equivalents              8,378         11,390
    Cash and cash equivalents beginning of period                12,496          3,678
                                                             ----------     ----------
    Cash and cash equivalents ending of period               $   20,874     $   15,068
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

3. SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the second quarter of 2001 and 2000, total comprehensive loss amounted to ($3,468) and ($5,762) respectively. During the first six months of 2001 and 2000, total comprehensive loss amounted to ($7,973) and ($12,278) respectively.

4. STOCK OPTION EXPENSE

         We had an Executive Stock Option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. As of June 30, 2001, 81,000 options remain exercisable.

5. PREFERRED STOCK FINANCING

         In June 2000, we entered into a Put and Call Agreement with Elliot International, which provided for the sale of up to 15,250 shares of Series F 4% Cumulative Convertible Preferred Stock (the "Series F Stock") to Elliot International at $1,000 per share. In August 2000, Elliot International assigned, and Elliot Associates, L.P.("Elliott Associates') assumed, 50% of Elliot International's rights and obligations under the put and call agreement. Later in August and December 2000, we sold to each of Elliott International and Elliott Associates a total of 7,625 shares of the Series F Stock resulting in gross proceeds of $15,250. All sales of securities to Elliott International and Elliot Associates were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of June 30, 2001 all outstanding shares of the series F stock were converted into 1,568,559 shares of our common stock at an average price of $9.74 per share.

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

7. SEGMENT INFORMATION

         We have two reportable segments consisting of Products and Services and Advanced Technology. Our Products and Services segment sells computer software products and services designed to provide secure access control for users engaging in business over public networks. Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of the Department of Defense (DoD) and the commercial sector. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes. Cash, investments, deferred tax assets, general and administrative expenses, and stock option compensation costs cannot be readily identified to the two business segments, therefore, they are presented separately in a corporate segment.

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


         Significant components of our segments are as follows:


                                                PRODUCTS AND      ADVANCED
                                                  SERVICES       TECHNOLOGY
SIX MONTHS ENDED JUNE 30, 2001                     SEGMENT         SEGMENT         CORPORATE           TOTAL
--------------------------------------------    ------------     ------------     ------------     ------------
   Revenues from external customers ........    $     21,664     $      2,144     $         --     $     23,808
   Depreciation expense ....................           1,118               49               16            1,183
   Segment gross profit ....................          18,521              583               --           19,104
   Segment operating loss ..................          (4,831)          (1,140)          (2,133)          (8,104)
   Interest and other income ...............              --               --              424              424
   Segment assets ..........................          14,840              710           25,169           40,719
   Expenditures for long lived assets ......           2,159               19               14            2,192
                                                ------------     ------------     ------------     ------------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                PRODUCTS AND      ADVANCED
                                                  SERVICES       TECHNOLOGY
SIX MONTHS ENDED JUNE 30, 2001                     SEGMENT         SEGMENT         CORPORATE           TOTAL
--------------------------------------------    ------------     ------------     ------------     ------------
   Revenues from external customers ........    $     14,083     $      2,251     $         --           16,334
   Depreciation expense ....................             868               41                3              912
   Segment gross profit ....................          10,019              788               --           10,807
   Segment operating loss ..................          (8,840)          (1,262)          (2,342)         (12,444)
   Interest and other income ...............              --               --              216              216
   Segment assets ..........................          12,450            1,117           22,792           36,359
   Expenditures for long lived assets ......           2,066               --               27            2,093
                                                ------------     ------------     ------------     ------------


         International sales accounted for 28 percent and 21 percent of total revenue for the six months ended June 30, 2001 and 2000 respectively. Major foreign markets for our products include Europe and the Pacific Rim. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                   2001           2000
                                                                ----------     ----------
                     Revenues:
                        United States sales ..............      $   17,045     $   12,980
                        International sales ..............           6,763          3,354
                                                                ----------     ----------
                                                                $   23,808     $   16,334
                                                                ==========     ==========

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

         REVENUE. Our revenue increased 42 percent to $12,565,000 for the second quarter of 2001 up from $8,822,000 in the same period of 2000. Products and services revenue was $11,444,000 for the quarter, an increase of 51 percent over 2000. We expect quarterly revenue from products and services to grow 45 to 50 percent year over year in each of the remaining quarters of 2001. Advanced Technology contract revenue was $1,121,000 for the quarter, a decrease of 11 percent from 2000 as we continue our strategy of focusing only on funded development contracts that add value to our commercial product offerings. We expect quarterly revenue from Advanced Technology contracts for the remainder of 2001 to remain comparable to the second quarter of 2001.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 70 percent in the second quarter of 2000 to 83 percent in 2001. This improvement was driven primarily by our success in leveraging software revenue. We expect gross profit to stabilize at approximately 80 percent.

         SELLING AND MARKETING. Selling and marketing expense increased 16 percent to $9,196,000 in the second quarter of 2001, an increase from $7,899,000 in the same period of 2000. The increased spending levels resulted primarily from investment in a stronger sales presence. As a percentage of revenue, selling and marketing expense was 73 percent for the quarter compared to 90 percent in the same period of 2000. We expect selling and marketing expense levels to increase on an actual dollar basis but continue to decline as a percent of revenue for the remainder of 2001 as we strengthen our sales presence while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased by 19 percent to $3,603,000 in the second quarter of 2001 from $3,035,000 in the same period of 2000. The increase resulted primarily from our continued investment in next generation product development, including our Embedded Firewall technology. As a percentage of revenue, research and development expense was 29 percent for the quarter compared to 34 percent in 2000. We expect quarterly research and development expense levels for the remainder of 2001 to remain at levels comparable to the second quarter of 2001 but to decline as a percent of revenue.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 8 percent to $1,052,000 in the second quarter of 2001, from $1,139,000 in the same period of 2000. As a percentage of revenue, general and administrative expenses were 8 percent for the second quarter of 2001 compared to 13 percent for the second quarter of 2000. We expect the quarterly general and administrative expense for the remainder of 2001 to remain at levels comparable to the second quarter of 2001 but continue to decline as a percent of revenue.

         INTEREST AND OTHER INCOME. Net interest and other income was $213,000 in the second quarter of 2001, an increase from $189,000 in the same period of 2000. The increase reflects higher average cash and investment balances in 2001 as compared to 2000.

         INCOME TAXES. We recognized no income tax expense for either of the periods in 2001 or 2000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 at June 30, 2001, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

         REVENUE. Our revenue increased 46 percent to $23,808,000 for the first six months of 2001 up from $16,334,000 in the same period of 2000. Products and services revenue was $21,664,000 for the six months, an increase of 54 percent over the same six months of 2000. We expect quarterly revenue from products and services to grow 45 to 50 percent year over year in each of the remaining quarters of 2001. Advanced Technology contract revenue was $2,144,000 for the first six months of 2001, a decrease of 5 percent from the first six months of 2000 as we continue our focus on development contracts that add value to our products and services offerings. We expect quarterly revenue from Advanced Technology contracts for the remainder of 2001 to remain comparable to the first six months of 2001.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 66 percent in the first six months of 2000 to 80 percent in 2001. The increase resulted primarily from increased software license revenues and the disposition of our lower margin Professional Services consulting group in first quarter of 2000. We expect gross profit to stabilize at approximately 80 percent.

         SELLING AND MARKETING. Selling and marketing expense increased 22 percent to $17,802,000 in the first of six months of 2001 up from $14,567,000 in the same period of 2000. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense levels to increase on an actual dollar basis but continue to decline as a percent of revenue when compared to the first six months of 2001 as we strengthen our sales presence while supporting new product launches.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 15 percent to $7,273,000 in the first six months of 2001 up from $6,342,000 in the same period of 2000. The increased spending levels resulted primarily from our continued investment in next generation product development. We expect quarterly research and development expense levels for the remainder of 2001 to remain at levels comparable to the first six months of 2001 but to decline as a percent of revenue.

         GENERAL AND ADMINISTRATIVE. General and Administrative expense decreased 9 percent to $2,133,000 in the first six months of 2001 down from $2,342,000 in the same period of 2000. We expect the quarterly general and administrative expenses for the remainder of 2001 to remain at levels comparable to the first six months of 2001 but to decline as a percent of revenue.

         INTEREST AND OTHER INCOME. Net interest and other income was $424,000 in the first six months of 2001, an increase from $216,000 in the same period of 2000. The increase reflects higher average cash and investment balances in 2001 as compared to 2000.

         INCOME TAXES. We recognized no income tax expense in the first six months of 2001 or 2000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 million at June 30, 2001, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments decreased by $3,937,000 from December 31, 2000 to June 30, 2001. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment offset by $2,100,000 in proceeds from the exercise of the warrants associated with our 1998 Series C Preferred Stock financing. As of June 30, 2001 we had working capital of $16,983,000. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

         Capital additions in the first six months of 2001 were $1,693,000 and were primarily made up of computer equipment and technology upgrades. We expect to invest another $1,400,000 throughout the remainder of 2001 mainly for computer equipment and technology upgrades.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* WE EXPECT QUARTERLY REVENUE FROM PRODUCTS AND SERVICES TO GROW 45 TO 50 PERCENT YEAR OVER YEAR IN EACH OF THE REMAINING QUARTERS OF 2001. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT QUARTERLY REVENUE FROM ADVANCED TECHNOLOGY CONTRACTS FOR THE REMAINDER OF 2001 TO REMAIN COMPARABLE TO THE SECOND QUARTER/FIRST SIX MONTHS OF 2001. Meeting this expectation depends upon our ability to maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

* WE EXPECT GROSS PROFIT TO STABILIZE AT APPROXIMATELY 80 PERCENT. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for the Company's products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* WE EXPECT SELLING AND MARKETING EXPENSE LEVELS TO INCREASE ON AN ACTUAL DOLLAR BASIS BUT CONTINUE TO DECLINE AS A PERCENT OF REVENUE WHEN COMPARED TO THE SECOND QUARTER/FIRST SIX MONTHS OF 2001 AS WE STRENGTHEN OUR SALES PRESENCE WHILE SUPPORTING NEW PRODUCT LAUNCHES. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT QUARTERLY RESEARCH AND DEVELOPMENT EXPENSE LEVELS FOR THE REMAINDER OF 2001 TO REMAIN AT LEVELS COMPARABLE TO THE SECOND QUARTER/FIRST SIX MONTHS OF 2001 BUT TO DECLINE AS A PERCENT OF REVENUE. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT THE QUARTERLY GENERAL AND ADMINISTRATIVE EXPENSE FOR THE REMAINDER OF 2001 TO REMAIN AT LEVELS COMPARABLE TO THE SECOND QUARTER/FIRST SIX MONTHS BUT CONTINUE TO DECLINE AS A PERCENT OF REVENUE. This expectation depends on us maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

* WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT JUNE 30, 2001, WILL BE REALIZED. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

         The Series F Stock is convertible at the election of the holder into shares of Common Stock. As of June 30, 2001 all outstanding shares of the Series F Preferred Stock were converted into 1,568,559 shares of our Common Stock at an average price of $9.74.

         In June 1998, we issued to each of Marshall Capital Management, Inc. ("Marshall Capital") and CC Investments, LDC (`CC Investments') warrants to purchase shares of our Common Stock. In June 2001, Marshall Capital and CC Investments each exercised their entire warrant of 87,232 shares of our Common Stock.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

         10.1 Employment Agreement between Secure Computing Corporation and Vincent Schiavo dated April 30, 2001.

         10.2 Employment Agreement between Secure Computing Corporation and Tim Steinkopf dated March 1, 2001.

Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K:

         A form 8-K was not filed during the quarter ended June 30, 2001.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SECURE COMPUTING CORPORATION


DATE: August 6, 2001                   By:  /s/ Timothy J. Steinkopf
                                          -------------------------------------
                                          Timothy J. Steinkopf
                                          Vice President of Operations and Chief
                                          Financial Officer
                                          (Duly authorized officer and Principal
                                          Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT                    DESCRIPTION                              PAGE
-------                    -----------                              ----

10.1     Employment Agreement between Secure Computing      FILED ELECTRONICALLY
         Corporation and Vincent Schiavo dated April 30,
         2001.


10.2     Employment Agreement between Secure Computing      FILED ELECTRONICALLY
         Corporation and Tim Steinkopf dated March 1,
         2001.