Form 10-Q
period 2001-09-30
SECURE COMPUTING CORP
filed 2001-11-09
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended September 30, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Transition Period From ____________ to ____________.

Commission file number  0-27074
                        -------

                          SECURE COMPUTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                      52-1637226
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                     identification no.)


           4810 Harwood Road,
              San Jose, CA                                      95124
                                                             ----------
(Address of principal executive offices)                     (Zip code)

                                 (408) 979-6100
                   -------------------------------------------
               Registrant's telephone number, including area code

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 28,529,933 issued and outstanding as of November 2, 2001.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2001
           (Unaudited) and December 31, 2000............................    3

         Condensed Consolidated Statements of Operations
           (Unaudited) for the three and nine months ended September
           30, 2001 and 2000............................................    4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for
           the nine months ended September 30, 2001 and 2000............    5

         Notes to the Condensed Consolidated Financial Statements
           (Unaudited)..................................................  6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................ 9 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   12




PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   13

Item 2.  Changes in Securities..........................................   13

Item 3.  Defaults upon Senior Securities................................   13

Item 4.  Submission of Matters to a Vote of Security Holders............   13

Item 5.  Other Information..............................................   13

Item 6.  Exhibits and Reports on Form 8-K...............................   14

         Signatures ....................................................   15

                          PART I. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          September 30,  December 31,
                                                                               2001          2000
                                                                            ---------     ---------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                $  15,089     $  12,496
   Investments                                                                  5,936        13,831
   Accounts receivable, net                                                     7,446         6,762
   Inventories                                                                    841           630
   Other current assets                                                         2,355         2,143
                                                                            ---------     ---------
     Total current assets                                                      31,667        35,862

PROPERTY AND EQUIPMENT, NET                                                     5,903         5,658

OTHER ASSETS                                                                    3,551         3,451
                                                                            ---------     ---------
                                                                            $  41,121     $  44,971
                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                         $   1,930     $   2,950
   Accrued payroll                                                              3,364         3,767
   Other accrued expenses                                                       1,538         1,378
   Deferred revenue                                                             7,745         6,250
                                                                            ---------     ---------
     Total current liabilities                                                 14,577        14,345

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -                 --            --
     September 30, 2001 - none and December 31, 2000 - 7,700
   Common stock, par value $.01 per share; 50,000,000 shares
     authorized; issued and outstanding - September 30, 2001 -
     28,497,328 and December 31, 2000 - 26,675,230                                285           267
   Additional paid-in capital                                                 146,650       141,484
   Accumulated deficit                                                       (119,932)     (110,717)
   Foreign currency translation                                                  (459)         (408)
                                                                            ---------     ---------
     Total stockholders' equity                                                26,544        30,626
                                                                            ---------     ---------
                                                                            $  41,121     $  44,971
                                                                            =========     =========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                            2001         2000         2001         2000
                                          ---------------------     ---------------------
Products and services revenue             $ 12,511     $  9,515     $ 34,175     $ 23,598
Advanced Technology contract revenue           983        1,100        3,127        3,351
                                          --------     --------     --------     --------
                                            13,494       10,615       37,302       26,949

Cost of revenue                              2,045        3,039        6,748        8,566
                                          --------     --------     --------     --------
Gross profit                                11,449        7,576       30,554       18,383

Operating expenses:
   Selling and marketing                     8,564        8,270       26,366       22,837
   Research and development                  3,555        3,243       10,828        9,585
   General and administrative                1,100        1,167        3,233        3,509
                                          --------     --------     --------     --------
                                            13,219       12,680       40,427       35,931
                                          --------     --------     --------     --------
Operating loss                              (1,770)      (5,104)      (9,873)     (17,548)

Interest and other income                      234          229          658          445
                                          --------     --------     --------     --------
Loss before income taxes                    (1,536)      (4,875)      (9,215)     (17,103)

Income tax expense                              --           --           --           --
                                          --------     --------     --------     --------
Net loss                                  $ (1,536)    $ (4,875)    $ (9,215)    $(17,103)
                                          ========     ========     ========     ========

Net loss per share - basic and diluted    $  (0.05)    $  (0.19)    $  (0.33)    $  (0.69)
                                          ========     ========     ========     ========

Weighted average shares outstanding         28,366       25,264       27,938       24,619
                                          ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine months ended September 30,
                                                                        2001         2000
                                                                     ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                $ (7,814)    $ (9,083)

INVESTING ACTIVITIES
     Proceeds from sales of investments                                13,831        7,925
     Purchase of investments                                           (5,936)     (16,519)
     Purchase of property and equipment                                (2,135)      (3,080)
     Decrease in intangibles and other assets                            (487)        (209)
                                                                     --------     --------
         Net cash provided by (used in) investing activities            5,273      (11,883)

FINANCING ACTIVITIES
     Proceeds from/(costs related to) issuance of preferred stock         (53)      21,346
     Proceeds from issuance of common stock                             3,156        2,028
     Proceeds from conversion of warrants                               2,082           --
                                                                     --------     --------
         Net cash provided by financing activities                      5,185       23,374
                                                                     --------     --------

EFFECT OF EXCHANGE RATE CHANGES                                           (51)        (116)
                                                                     --------     --------

     Increase in cash and cash equivalents                              2,593        2,292
     Cash and cash equivalents beginning of period                     12,496        3,678
                                                                     --------     --------
     Cash and cash equivalents ending of period                      $ 15,089     $  5,970
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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2000 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2000. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Form 10-K Report for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

3. FOREIGN CURRENCY AND COMPREHENSIVE INCOME

         Results of our foreign operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the third quarter of 2001 and 2000, total comprehensive loss amounted to ($1,294) and ($4,941) respectively. During the first nine months of 2001 and 2000, total comprehensive loss amounted to ($9,266) and ($17,219) respectively.

4. PREFERRED STOCK FINANCING

         In June 2000, we entered into a Put and Call Agreement with Elliot International, which provided for the sale of up to 15,250 shares of Series F 4% Cumulative Convertible Preferred Stock (the "Series F Stock") to Elliot International at $1,000 per share. In August 2000, Elliot International assigned, and Elliot Associates, L.P. ("Elliott Associates') assumed, 50% of Elliot International's rights and obligations under the put and call agreement. Later in August and December 2000, we sold to each of Elliott International and Elliott Associates a total of 7,625 shares of the Series F Stock resulting in gross proceeds of $15,250. All sales of securities to Elliott International and Elliot Associates were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. All outstanding shares of the series F stock have been converted into 1,568,559 shares of our common stock at an average price of $9.74 per share.

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

6. SEGMENT INFORMATION

         We have two reportable segments consisting of Products and Services and Advanced Technology. Our Products and Services segment sells computer software products and services designed to provide secure access control for users engaging in business over public networks. Our Advanced Technology Division mission is to develop new technologies and products that meet the emerging needs of the Department of Defense (DoD) and the commercial sector. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes. Cash, investments, deferred tax assets, general and administrative expenses, and stock option compensation costs cannot be readily identified to the two business segments, therefore, they are presented separately in a corporate segment.

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


         Significant components of our segments are as follows:

                                                                   ADVANCED
                                                PRODUCTS AND      TECHNOLOGY
NINE MONTHS ENDED SEPTEMBER 30, 2001         SERVICES SEGMENT      SEGMENT          CORPORATE           TOTAL
-------------------------------------------  ----------------  ----------------  ----------------  ----------------
   Revenues from external customers .......          $ 34,175          $  3,127          $     --          $ 37,302
   Depreciation expense ...................             1,691                67                23             1,781
   Segment gross profit  ..................            29,654               900                --            30,554
   Segment operating loss .................            (5,232)           (1,408)           (3,233)           (9,873)
   Interest and other income ..............                --                --               658               658
   Segment assets .........................            16,472               847            23,802            41,121
   Expenditures for long lived assets .....             2,596                19                 6             2,621
                                             ----------------  ----------------  ----------------  ----------------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   ADVANCED
                                                PRODUCTS AND      TECHNOLOGY
NINE MONTHS ENDED SEPTEMBER 30, 2001         SERVICES SEGMENT      SEGMENT          CORPORATE           TOTAL
-------------------------------------------  ----------------  ----------------  ----------------  ----------------
   Revenues from external customers                  $ 23,598          $  3,351          $     --          $ 26,949
   Depreciation expense                                 1,351                42                19             1,412
   Segment gross profit                                17,258             1,125                --            18,383
   Segment operating loss                             (12,272)           (1,767)           (3,509)          (17,548)
   Interest and other income                               --                --               445               445
   Segment assets                                      14,045               950            22,550            37,545
   Expenditures for long lived assets                   3,249                --                40             3,289
                                             ----------------  ----------------  ----------------  ----------------


         International sales accounted for 25 percent and 18 percent of total revenue for the nine months ended September 30, 2001 and 2000 respectively. Major foreign markets for our products include Europe and the Pacific Rim. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.


The following table summarizes information about our international and domestic sales and operations:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     2001            2000
                                                  ----------     ----------
      Revenues:
         United States sales ..............         $ 27,976       $ 22,073
         International sales ..............            9,326          4,876
                                                  ----------     ----------
                                                    $ 37,302       $ 26,949
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


RESULTS OF OPERATIONS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

         REVENUE Our revenue increased 27 percent to $13,494,000 for the third quarter of 2001 up from $10,615,000 in the same period of 2000. Products and services revenue was $12,511,000 for the quarter, an increase of 31 percent over 2000. We expect fourth quarter revenue from products and services to grow 12 percent sequentially over the third quarter of 2001. For the year 2002, we expect products and services revenue to grow 35 percent year over year for the entire year and in each quarter. Advanced Technology contract revenue was $983,000 for the quarter, a decrease of 11 percent from 2000. We expect quarterly revenue from Advanced Technology contracts for the fourth quarter of 2001 and for each quarter of 2002 to remain fairly constant at approximately $1,000,000 in keeping with our strategy to focus only on development contracts that add value to our product and services offerings.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 71 percent in the third quarter of 2000 to 85 percent in 2001. This improvement was driven primarily by our success in leveraging software revenue. We expect gross profit margins for the fourth quarter 2001 and for all of 2002 to equal or slightly exceed third quarter 2001 gross profit margins.

         SELLING AND MARKETING. Selling and marketing expense increased 4 percent to $8,564,000 in the third quarter of 2001, an increase from $8,270,000 in the same period of 2000. The increased spending levels resulted primarily from investment in a stronger sales presence. As a percentage of revenue, selling and marketing expense was 63 percent for the quarter compared to 78 percent in the same period of 2000. We expect selling and marketing expense for the fourth quarter to increase slightly on an actual dollar basis but continue to decline as a percent of revenue as compared to the third quarter. Selling and marketing expenses for the first quarter of 2002 are expected to be approximately 10 percent higher than in the third quarter of 2001 and are expected to increase slightly in each of the remaining quarters of 2002. The initial expected increase in spending in the first quarter of 2002 is attributable to higher discretionary spending for trade shows and other marketing activities scheduled in the first half of 2002.

         RESEARCH AND DEVELOPMENT. Research and development expense increased by 10 percent to $3,555,000 in the third quarter of 2001 from $3,243,000 in the same period of 2000. The increase resulted primarily from continued investment in our next generation Embedded Firewall technology. As a percentage of revenue, research and development expense was 26 percent for the quarter compared to 31 percent in 2000. We expect research and development expense levels for the fourth quarter of 2001 and for each quarter of 2002 to remain at levels consistent with the third quarter of 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 6 percent to $1,100,000 in the third quarter of 2001, from $1,167,000 in the same period of 2000. As a percentage of revenue, general and administrative expenses were 8 percent for the third quarter of 2001 compared to 11 percent for the third quarter of 2000. We expect general and administrative expense for the fourth quarter of 2001 and for each quarter of 2002 to remain at levels consistent with the third quarter of 2001.

         INTEREST AND OTHER INCOME. Net interest and other income was $234,000 in the third quarter of 2001, an increase from $229,000 in the same period of 2000. The increase reflects higher average cash and investment balances in 2001 as compared to 2000.

         INCOME TAXES. We recognized no income tax expense or tax benefit for either of the periods in 2001or 2000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 at September 30, 2001, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

         REVENUE. Our revenue increased 38 percent to $37,302,000 for the first nine months of 2001 up from $26,949,000 in the same period of 2000. Products and services revenue was $34,175,000 for the nine months, an increase of 45 percent over the same nine months of 2000. We expect fourth quarter revenue from products and services to grow 12% sequentially over the third quarter of 2001. For the year 2002, we expect products and services revenue to grow 35% year over year for the entire year and in each quarter. Advanced Technology contract revenue was $3,127,000 for the first nine months of 2001, a decrease of 7 percent from the first nine months of 2000. We expect quarterly revenue from Advanced Technology contracts for the fourth quarter of 2001 and for each quarter of 2002 to remain fairly constant at approximately $1,000,000 in keeping with our strategy to focus only on development contracts that add value to our product and services offerings.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 68 percent in the first nine months of 2000 to 82 percent in 2001. The increase resulted primarily from increased software license revenues and the disposition of our lower margin Professional Services consulting group in first quarter of 2000. We expect gross profit margins for fourth quarter 2001 and for all of 2002 to equal or slightly exceed third quarter 2001 gross profit margins.

         SELLING AND MARKETING. Selling and marketing expense increased 15 percent to $26,366,000 in the first nine months of 2001 up from $22,837,000 in the same period of 2000. The increased spending levels resulted primarily from investment in a stronger sales and marketing presence. We expect selling and marketing expense for the fourth quarter to increase slightly on an actual dollar basis but continue to decline as a percent of revenue as compared to the third quarter. Selling and marketing expenses for the first quarter of 2002 are expected to be approximately 10 percent higher than in the third quarter of 2001 and are expected to increase slightly in each of the remaining quarters of 2002. The initial increase in spending in the first quarter of 2002 is attributable to higher discretionary spending for trade shows and other marketing activities scheduled in the first half of 2002.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 13 percent to $10,828,000 in the first nine months of 2001 up from $9,585,0000 in the same period of 2000. The increase resulted primarily from continued investment in our next generation Embedded Firewall technology. We expect research and development expense for the fourth quarter of 2001 and for each quarter of 2002 to remain at levels consistent with the third quarter of 2001.

         GENERAL AND ADMINISTRATIVE. General and Administrative expense decreased 8 percent to $3,233,000 in the first nine months of 2001 down from $3,509,000 in the same period of 2000. We expect the general and administrative expense for the fourth quarter of 2001 and for each quarter of 2002 to remain at levels consistent with the third quarter of 2001.

         INTEREST AND OTHER INCOME. Net interest and other income was $658,000 in the first nine months of 2001, an increase from $445,000 in the same period of 2000. The increase reflects higher average cash and investment balances in 2001 as compared to 2000.

         INCOME TAXES. We recognized no income tax expense or tax benefit in the first nine months of 2001 or 2000. We believe it is more likely than not that deferred tax assets, which total $2,700,000 million at September 30, 2001, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments decreased by $5,302,000 from December 31, 2000 to September 30, 2001. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment offset by approximately $2,100,000 in proceeds from the exercise of the warrants associated with our 1998 Series C Preferred Stock financing in the second quarter of 2001. As of September 30, 2001 we had working capital of $17,090,000. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses and to license technology or products related to our line of business.

         Capital additions for the nine months ended September 30, 2001 were $2,135,000. We expect to invest another $500,000 in the fourth quarter of 2001 mainly for computer equipment and technology upgrades.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

o WE EXPECT FOURTH QUARTER REVENUE FROM PRODUCTS AND SERVICES TO GROW 12% SEQUENTIALLY OVER THE THIRD QUARTER OF 2001. FOR THE YEAR 2002, WE EXPECT PRODUCTS AND SERVICES REVENUE TO GROW 35% YEAR OVER YEAR FOR THE ENTIRE YEAR AND IN EACH QUARTER. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o WE EXPECT QUARTERLY REVENUE FROM ADVANCED TECHNOLOGY CONTRACTS FOR THE FOURTH QUARTER OF 2001 AND FOR EACH QUARTER OF 2002 TO REMAIN FAIRLY CONSTANT AT APPROXIMATELY $1,000,000 IN KEEPING WITH OUR STRATEGY TO FOCUS ONLY ON DEVELOPMENT CONTRACTS THAT ADD VALUE TO OUR PRODUCT AND SERVICES OFFERINGS. Meeting this expectation depends upon our ability to maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

o WE EXPECT GROSS PROFIT MARGINS FOR FOURTH QUARTER 2001 AND FOR ALL OF 2002 TO EQUAL OR SLIGHTLY EXCEED THIRD QUARTER 2001 GROSS PROFIT MARGINS. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for the Company's products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o WE EXPECT SELLING AND MARKETING EXPENSE FOR THE FOURTH QUARTER TO INCREASE SLIGHTLY ON AN ACTUAL DOLLAR BASIS BUT TO CONTINUE TO DECLINE AS A PERCENT OF REVENUE AS COMPARED TO THE THIRD QUARTER. SELLING AND MARKETING EXPENSES FOR THE FIRST QUARTER OF 2002 ARE EXPECTED TO BE APPROXIMATELY 10 PERCENT HIGHER THAN IN THE THIRD QUARTER OF 2001 AND ARE EXPECTED TO INCREASE SLIGHTLY IN EACH OF THE REMAINING QUARTERS OF 2002. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT RESEARCH AND DEVELOPMENT EXPENSE FOR THE FOURTH QUARTER OF 2001 AND FOR EACH QUARTER OF 2002 TO REMAIN AT LEVELS CONSISTENT WITH THE THIRD QUARTER OF 2001. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT THE GENERAL AND ADMINISTRATIVE EXPENSE FOR THE FOURTH QUARTER OF 2001 AND FOR EACH QUARTER OF 2002 TO REMAIN AT LEVELS CONSISTENT WITH THE THIRD QUARTER OF 2001. This expectation depends on us maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

o WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT SEPTEMBER 30, 2001, WILL BE REALIZED. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On April 2, 9, 12, 14 and 20, 1999, purported class action complaints were filed in the United States District Court for the Northern District of California by Myron Goldstein, Herbert Silverberg, William Preiner, Charles McInnis, and George H. Rosenquist and Melvin Freedenberg, respectively, against Secure Computing Corporation, and certain of its present or former directors and officers. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 to March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint seeks damages of an unspecified amount. The court has consolidated these actions, and has appointed lead plaintiffs and counsel. On August 21, 2001, the Court denied defendants' motion to dismiss the First Amended Consolidated Complaint.

         Discovery is proceeding in these consolidated actions, and the Court has set a trial date of June 23, 2003. We believe that we have meritorious defenses to these actions and intend to defend them vigorously. However, if we do not obtain a favorable resolution of the claims set forth in the actions it could have a material adverse effect on our business, results of operations and financial condition. We are currently unable to reasonably estimate the size or impact of such material adverse effect.


ITEM 2. CHANGES IN SECURITIES

         In August and December 2000, we sold to each of Elliott International and Elliott Associates 7,625 shares of Series F 4% cumulative Convertible Preferred Stock ("the Series F Stock"). The offer and sale of these securities were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933.

         The Series F Stock is convertible at the election of the holder into shares of Common Stock. All outstanding shares of the Series F Preferred Stock have been converted into 1,568,559 shares of our Common Stock at an average price of $9.74.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

           None

       (b) REPORTS ON FORM 8-K

           A form 8-K was not filed during the quarter ended September 30, 2001.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                SECURE COMPUTING CORPORATION


DATE: November 09, 2001                         By: /s/ Timothy J. Steinkopf
                                                    ----------------------------
                                                    Timothy J. Steinkopf,
                                                    Vice President of Operations
                                                    and Chief Financial Officer
                                                    (Duly authorized officer and
                                                    Principal Financial Officer)