Form 10-K405
period 2001-12-31
SECURE COMPUTING CORP
filed 2002-03-29
CIK 1001916

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER 0-27074

                            ------------------------

                          SECURE COMPUTING CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         52-1637226
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

           4810 HARWOOD ROAD,
          SAN JOSE, CALIFORNIA                                     95124
(Address of principal executive offices)                         (ZIP CODE)

Registrant's telephone number, including area code:            (408) 979-6100
                                                               --------------

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 2002 was $548,858,228 based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

     As of March 15, 2002, the Registrant had 29,247,693 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 9, 2002 for the year ended December 31, 2001 are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS..............................................................2

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................15

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS...............................................16

ITEM 6. SELECTED FINANCIAL DATA...............................................17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.........................................................18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................22

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......23

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................23

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....24

                                     PART I

         Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A number of risks and uncertainties, including those discussed under the caption "Certain Factors That May Affect Future Results" in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.

         In this Annual Report on Form 10-K, "Secure Computing," "we," "us," "our," and "Registrant" refer to Secure Computing Corporation.

ITEM 1. BUSINESS

* We develop and sell computer software products and services designed to provide secure access control for all users engaging in business over public networks, including the Internet, intranets, and extranets. Our customers operate some of the largest and most sophisticated electronic business (e-business) operations in the world. We have always worked closely with these customers, which include major corporations in the financial, healthcare and other sectors, as well as agencies of the United States government, to deliver the utmost in secure access control and innovative new features. With over 20 years in the industry, we are one of the foremost information security companies in the world. Over the years, we invented many of the technologies and standards that now underlie information security as we know it today. In a very literal sense, much of the original basis for securing transactions across computers and networks began at Secure Computing Corporation.

* Our solutions enable our customers to control, manage, and personalize access for millions of customers, employees, and partners connecting to their business. The challenge for organizations conducting e-business is to provide application and network solutions that let growing numbers of trusted users access business systems, easily, safely, and privately. In answer to this challenge, we deliver personalized enterprise access control solutions. Our solutions instill in our customers the confidence and freedom to continuously grow their business by authenticating both internal and external users through virtually any method they choose - Web, virtual private network (VPN), Citrix, dialup access and more. Based on the user's identity, our products allow administrators to assign the user a role that determines that user's access rights, and gives that user the entitlement needed to conduct business. Our products also log the user's activity and provide administrative management capabilities. Flexibility in access control is critical, and therefore we give our customers the means to personalize access rights and roles as they choose, according to the needs of their users and their business. Moreover, businesses no longer have the increased administrative burden and infrastructure costs of replicating data for multiple user types. Our access control products ensure that authorized users have real-time access to the appropriate information, based on their assigned roles.

* We are the first security company to recognize the global need for scalable, integrated user access solutions capable of turning a risk-FILLED Internet environment into a manageable, risk-CONTROLLED environment in which to build successful, productive relationships. To this point, we have been recognized as a leader in network security products. Now, building upon our security product expertise, we are setting the pace in providing complete, integrated, plug-and-play access control solutions across the enterprise.

* Our partners recognize the value of our products as well. Through alliance partnerships, customers gain the combined value of our access control solutions along with "best of breed" products from suppliers such as Aladdin, CacheFlow, Citrix, CheckPoint, Ericsson, Filanet, Intel, Nortel Networks, Rainbow, and Sony. Through strategic partnerships with companies such as Cisco, Dell, Hewlett-Packard, EDS, and 3Com, our customers receive innovative, comprehensive solutions. In addition, our reseller and systems integrator partners, including Westcon, TRW, EDS, CSC, Cap Gemini, Sun PS, and NetOne Systems, provide the services and support necessary to ensure that our customers can grow with our products year after year.

INDUSTRY BACKGROUND

         Enterprise computing has evolved over the past 25 years from isolated mainframe computers supporting a number of terminals to networks of interconnected servers and personal computers. The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications.

E-BUSINESS

         E-business systems have emerged as the platform for today's electronic commerce. These systems are a combination of traditional mainframe and client/server computing systems with Web technologies and the Internet. They extend internal systems to the external business environment in order to perform activities such as electronic trading of goods and services, online delivery of digital content, electronic funds transfers and share trading, electronic bills of lading, commercial auctions, collaborative design and engineering, online sourcing, public procurement, direct consumer marketing, and after-sales service.

         The key reason organizations are moving rapidly to e-business is the direct interaction between the e-business and its suppliers, customers, and partners. This direct interaction lowers costs of doing business and expedites commerce. A well-designed e-business gives any organization a competitive advantage.

E-BUSINESS SECURITY ISSUES

         The move to Internet-based business processes brings speed and efficiency, but it also exposes organizations and their partners to increased security risks of theft, downtime, espionage, and embarrassment. A 2001 FBI/Computer Security Institute study found that 85% of information security professionals surveyed had experienced computer security breaches during the previous year, including theft of proprietary information, outsider penetration of security perimeters, and denial of service attacks. Sixty-four percent of respondents acknowledged financial losses due to those security incidents.

         Concerns about network security has become an issue at the forefront of e-business as nearly every week brings stories of security lapses and breaches that have made news. While outsider attacks receive the most publicity, insider threats are a growing concern. Remote employees, partners, customers, and others who are already inside a company's security perimeters pose a big risk. To mitigate these risks, organizations moving to e-business must have solid and scalable security architecture, appropriate security policy, and exceptional security products that can control access to the Internet, intranets, and extranets.

MARKET NEED AND STRATEGY

         There is tremendous market demand for fast, secure e-business systems. To survive in the world of the Internet and e-business, organizations must establish secure, dynamic business relationships with an ever-increasing number of internal and external users. The traditional Internet security perimeter, the hallmark of which was the firewall, is being augmented or replaced with more pervasive solutions that control access to any size entity such as organizations, business units, and departments as well as to sensitive data and applications.

         Our strategy is to authenticate users as they connect at secure gateways and enforcement points, determine their roles and entitlements, direct them to the applications that they are authorized to use, and audit their activities while online. Our access management solutions also have unlimited scalability - a key requirement for enabling e-business. Organizations can establish role-based security policies that define access control in real-time as users connect to Web and network resources. Additionally, our intent is to secure IT and network environments with the most robust and highest possible assurance against security breaches utilizing our firewall and VPN technology. The hybrid architecture encompasses the entire range of firewall security mechanisms including stateful inspection, circuit level proxies, application filtering, secured servers and real-time Strikeback(TM) alerts. This strategy provides the user the opportunity to determine their own level of security within the scope of their individual business security requirements.

         Equally important to our strategy is regulating outbound (employee) Internet access control by filtering and regulating Web sites that are not authorized for employee use. Our policy supports flexibility and respect for users, allowing organizations to create their own positive Web culture. Protecting employee productivity and limiting organizational liability by managing Internet access is a bottom-line issue, as well as enabling safe, private enterprise-wide access control.

         Our goal is to help organizations maximize Internet productivity with the strongest network-resource protection available, comprehensive manageability, and greater scalability and interoperability than any other access control gateway on the market along with the flexibility necessary to implement and enforce even the most complex security policies.

SECURE COMPUTING SOLUTIONS

         We know our customers' top-level goals, like our own, are to successfully increase their business by building strong customer and partner relationships. This means having the ability to conduct and grow business over the Internet and other public networks. The Internet, more than any other means, provides the greatest exposure, the most convenience, and the best value. All of these advantages, however, come with one major caveat: the risk of opening a company's doors for unlimited business opportunity, while at the same time making sure confidential company resources are accessed and used exactly, and only, in the manner intended. That is where our unique industry knowledge and experience provide a solid benefit. Our daily commitment is to make secure, manageable access control a GUARANTEE, not just a desired goal. Our second-to-none solutions for secure e-business provide our customers with personalized access control for unlimited users across any public network, allowing them to grow and expand their e-business relationships in the manner they choose.

         Our products provide complete solutions in and of themselves, as well as work together for a more comprehensive solution, depending upon the goals and needs of our customers. Our solutions are comprised of products and applications that are easy to use, administer, and manage across different systems as they grow. Our products' ability to scale as an infrastructure increases or as the number of users grows has always been, and continues to be, one of our hallmarks. The more users our customers have, the easier the administrative process becomes based on the manageability features built into our products.

*    SafeWord(TM) PremierAccess(TM)

         Allowing users secure access to the network resources requires a solution that's easy to install, simple to manage, and which grows with an organization's needs. SafeWord PremierAccess efficiently authenticates users at the first point of contact with the network, providing AAA (authentication, authorization, and administration) assurance.

         PremierAccess allows the organization to seamlessly manage user access over multiple access points including Web, VPN, dial-up, Citrix(R), UNIX, Windows, and many other network applications. PremierAccess provides flexible, role-based authorization, providing granular control over which users can access specific resources. The system includes tightly integrated support for the industry's widest range of authenticators including passwords, tokens, digital certificates, smart cards, and biometrics. PremierAccess allows the organization to match their authenticator strength to the desired security level needed for the resources they wish to protect, giving them maximized control.

         PremierAccess is easy to install and manage, providing out-of-the-box solutions without custom integration. The powerful Universal Web Agent protects all Web servers and provides session management, personalization of content, and cross-domain single sign-on. Advanced deployment capabilities allow Web-based user self-enrollment and automated deployment of digital certificates, software authenticators, and client software. PremierAccess also provides brokered authentication to external directories and RADIUS systems for easy integration of legacy authentication systems.

*    Sidewinder(TM)

         Sidewinder, the world's strongest firewall and VPN gateway, delivers a multi-layered network shield that is now available in a high-performance, rack-dense appliance. Pre-installed and pre-tuned for ease of installation, the Sidewinder Appliance is designed for the IT professional. It drops seamlessly into any IP network, providing a simple Power-It-On(TM) experience. No special training or teams of IT experts are required. With remote backup/restore capabilities, centralized logging, monitoring and automatic updates, the Sidewinder Appliance provides administrative convenience with unattended "lights out" installations.

         Sidewinder has never been compromised. Its hybrid architecture encompasses the entire range of firewall security mechanisms including stateful inspection, circuit level proxies, application filtering, secured servers, and real-time Strikeback alerts. At its hardened core is our SecureOS(TM) with patented Type Enforcement(TM) technology which puts Sidewinder in a class by itself. A single-site or worldwide deployment of the Sidewinder Appliance can be centrally managed from any Windows platform, anywhere. Sidewinder is also available as a software-only product that can be installed on most leading Intel-powered servers. Sidewinder is also designed for maximum performance and scalability. Multiple Sidewinder firewalls can be clustered together, providing load balancing and high availability.

         In addition, we recently completed the acquisition of the Gauntlet(TM) firewall and VPN business from Network Associates. This product acquisition, combined with our Sidewinder product, positions us as the industry leading provider of application layer firewalls.

*    SmartFilter(TM)

     The world's first universal resource locator (URL) filtering software, SmartFilter enables organizations to build and enforce sophisticated Web-usage policies. Users can be coached real-time about the organization's acceptable-use standards or denied access to specific Web sites, enabling organizations to build a positive Web culture. SmartFilter's international URL control list filters every browser click against millions of potentially inappropriate, pre-categorized Web sites. An independent research organization recently confirmed the accuracy of the SmartFilter control list with an industry-leading rating. SmartFilter is designed to increase user productivity, reduce legal liability and recapture network bandwidth.

         SmartFilter provides many additional benefits to IT organizations. Its simple yet powerful software plug-in for proxy servers, caching appliances, or firewalls installs in minutes. Generally, no additional hardware needs to be purchased or installed on the network. Filtering speeds lead the industry with SmartFilter's superior On-Box(TM) plug-in architecture and control list compression techniques. The powerful Cyfin(R) Reporter performs detailed analysis on all Web-surfing activity and delivers management-ready reports directly to the manager's desktop without IT involvement. This scalable, easy-to-use application lets organizations audit and analyze outbound Web usage activity, providing both detailed and summary management reports.

         SmartFilter works in conjunction with market-leading proxy servers such as Microsoft and with caching servers such as CacheFlow, Cisco, and Network Appliance. SmartFilter is the de-facto standard for filtering on edge or caching devices and is the only web filtering product provided as an On-Box(TM) solution by all of the aforementioned vendors.

*    Embedded Firewall

         The 3Com Embedded Firewall, which we developed in partnership with 3Com, is a revolutionary offering in network security. By embedding access control technology inside the network interface cards, independent of the host operating system, the embedded firewall offers a scalable, tamper-resistant, and non-by-passable security solution to manage access control INSIDE the corporate perimeter firewall. The 3Com Embedded Firewall provides the next generation of secure e-business connectivity, allowing employees, partners, and suppliers to access information they require, and nothing else. The security technology resident in the embedded firewall, provides for centrally managed packet filtering, auditing, and IP Security Option (IPSec) hardware acceleration.

         The embedded firewall delivers a centrally managed architecture. Through a user-friendly graphical user interface (GUI), administrators may quickly and easily define access control policies on the EMBEDDED FIREWALL POLICY SERVER, which then transmits the policies to the embedded firewall enabled network interface cards. The policy server is a fully replicated system that provides fail-over capabilities for up to 3000 embedded firewall NICs. This flexible, scalable solution allows administrators to securely allow access to resources required by employees, partners, and suppliers, without sacrificing the integrity and confidentiality of the corporate networks.

SECURITY AND SUPPORT SERVICES

         Our services are designed to ensure that our customers make optimal use of our products when controlling access to their e-business systems. We provide a life cycle of support and services: Solution Planning, Solution
Implementation, and Solution Support, comprising implementation services, training services, and support and maintenance services. These services are described below.

*    Solution Planning

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

         *    E-business assessment and implementation recommendation;

         *    Security policy assessment and development;

         *    AAA system security assessment; and

         *    Extranet disaster recovery plan assessment and development.

*    Solution Implementation

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

         *    Product configuration audit and reconfiguration; and

         *    Product training.

         As part of our Network Services training program, we provide extensive product and network training on-line and on-site worldwide for customers and partners. These services help our customers understand basic and advanced administration rules and tools that enable partners to configure, integrate, and maintain our products as part of a comprehensive e-business solution.

*    Solution Support - SecureSupport(TM)

         We offer industry leading live answer support services. SecureSupport has a team of technical support engineers that provide customer support around the clock via e-mail, the Web, or telephone. Service options are tailored for each of our network security products. Customers can select the SecureSupport option that best meets their needs. Support is provided on a constant basis worldwide (24 hours a day, 7 days a week), reflecting the mission-critical nature of our solutions. Our support center call statistics are published and posted to our corporate website at www.securecomputing.com.

         We designed SecureSupport Online, a site that is a tool to assist our customers and channel partners with any problem they may experience with a Secure Computing product. Through this process, technical expertise is offered online through a searchable knowledge base, viewable support history, and our customer support newsletters. Product patches and release notes can also be downloaded.

         We offer our customers the option to purchase software support and upgrade service for an annual fee. We provide software updates and technical support through this program.

ADVANCED TECHNOLOGY CONTRACTS

         Since its early days, Secure Computing has engaged in research and development of information security technology and products by acquiring and executing contracts with departments and agencies of the United States government, including the Defense Advanced Research Projects Agency (DARPA), the National Security Agency, and the Department of Energy. Our Advanced Technology Division is a self-funded operation whose mission is to develop new technologies and products that meet the emerging needs of both the Department of Defense and the commercial sector. Our strategy is to focus only on development contracts that add value to our products and services offerings. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes.

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

CUSTOMERS

     Our customers start with larger organizations that must deal with numerous employees, partners, customers, and suppliers. Commercial accounts include Global 2000 customers, over half of the Fortune 100 organizations, as well as numerous nonprofit and major United States government agencies. At the same time, we are a leading provider of access management products to the middle-market segment. Customers in industries such as manufacturing and retail, school systems, and internet service providers (ISPs) represent organizations that, while smaller in size, have the same access control requirements for their e-business systems as our largest customers. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, and the Pacific Rim.

     No customer accounted for more than 10% of our total revenue in 2001, 2000 or 1999.

SALES

         We sell our products and services through both indirect and direct channels, using a worldwide sales organization. For 2001, sales to major end users comprised 47% of total product sales, while indirect channel sales comprised the remaining 53%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators, and original equipment manufacturers (OEMs).

         Our sales strategy is a hybrid, high-touch model designed to reduce possible channel conflict and allow the customer to decide how best to acquire our products. In this model, our direct sales teams work closely with our channel and OEM partners to ensure that the customer is satisfied. Whether the customer buys our product and services from a Secure Computing salesperson or from a channel or OEM partner, both salespeople are compensated for the deal. As an enterprise software vendor, our goal is to ensure that our applications are successfully implemented and supported. This model allows the customer to choose their preferred partner for purchase, implementation and support, all of which are backed by Secure Computing.

         We have a high-profile United States federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The United States government is the world's largest buyer of security products, and this continues to be a strong market for us.

         International sales accounted for 25% of total revenue during 2001. Major foreign markets for our products include Europe, Japan, China and the Pacific Rim. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products in the years ahead. The following table summarizes information about our international and domestic sales and operations:

                                                             YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                          2001          2000          1999
-------------------------------------------------------------------------------------------
REVENUES:
   United States Products and Services sales ...      $ 35,078      $ 27,373      $ 19,631
   International Products and Services sales ...        13,275         7,276         2,915
   Advanced Technology contracts ...............         4,114         4,471         4,567
                                                   ----------------------------------------
                                                      $ 52,467      $ 39,120      $ 27,113
                                                   ========================================

MARKETING

         We market our products to prospects worldwide using a variety of programs. Dedicated marketing personnel are based primarily in our corporate headquarters in San Jose, California. They create and implement marketing programs in each of our major functional market areas -- corporate marketing for company and brand awareness, product marketing, and partner marketing.

         We use comprehensive targeted marketing programs to generate sales leads and brand awareness. Programs include: direct marketing, web marketing, advertising, seminars, webinars, trade shows, and ongoing customer, channel, and partner seminars.

         An active public relations program ensures that we receive appropriate press coverage for our various programs and announcements as well as obtain product reviews and speaking engagements. In addition to the marketing programs, we stimulate interest and demand about our e-business solutions through our Web site, partner Web sites and other industry specific Web sites, providing white papers, newsletters, and technical notes. Several of our senior technical staff contribute articles to industry periodicals as well as abstracts for presentations they provide to industry specific summits and events, further extending our ability to educate the industry about e-business and extranet security.

         Through our partnering programs, we enter strategic marketing and selling relationships with various notable vendors of communications, security, and network management products or managed services. These partners recommend our products along with theirs in helping customers build a security solution. The potential increase in revenues from such relationships may be reduced by requirements to provide volume price discounts and other allowances and significant costs incurred in customizing our products. Although we do not intend that such relationships be exclusive, we may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent we become dependent on actions by such parties, we could be adversely affected if the parties fail to perform as expected. To minimize our risk, we often set minimum quotas with our customers as a condition of exclusivity.

COMPETITION AND MARKET CONSOLIDATION

         The market for enterprise access control products is intensely competitive and characterized by rapid technological change. We believe that competition in this market is likely to persist and to intensify as a result of increasing demand for security and access control products. Each of our individual products competes with a different group of competitors and products. The principal competitors for our existing solutions are:

*    CheckPoint Software Technologies Ltd.;

*    RSA Security, Inc.;

*    SurfControl, plc;

*    Symantec Corporation; and

*    Websense, Inc.

         In the future, we may also face competition from these and other parties that develop or acquire enterprise access control products based upon approaches similar to or different from those we employ. There are no guarantees that our approach will dominate the market for enterprise security and access control products. While we believe that we do not compete against manufacturers of other classes of security products (such as encryption) due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

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

BACKLOG

         Our backlog for commercial products at any point in time is not significant since products are shipped on receipt of order. We do not believe that our commercial backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced, or canceled prior to shipment with little or no penalty.

         Our backlog relating to Advanced Technology contracts as of February 28, 2002 was approximately $900,000 compared to $3.7 million as of February 28, 2001. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which our government customers have actually committed to compensate us. As of February 28, 2002, none of our government contract backlog was funded, compared to $2.4 million as of February 28, 2001.

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

         The majority of the materials used in our manufacturing operations are industry-standard parts that are widely available. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (personal computers, computer peripherals, memory disk drives, and storage devices).

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

RESEARCH AND DEVELOPMENT

         Our internal engineering staff performs internal development of new products and features. Of Secure Computing's approximate total of 108 engineering employees at March 15, 2002, 23 held postgraduate degrees.

         We intend to keep our products broadly compatible with a variety of host computer configurations, other information security products and other applications. In addition, we will introduce new products as market demand develops for such products. We design our products so that they support emerging security standards, such as the Content Vectoring Protocol (CVP), the Public Key Cryptography Standard (PKCS), the IPSec, and the Lightweight Directory Access Protocol (LDAP).

         We will continue to seek government research and development contracts to maintain our high-technology base. We currently have research and development contracts with government agencies, including the DARPA, the United States Navy, and the United States Air Force. These contracts address information security for intrusion detection and response, new firewall architectures, authentication technologies, security for middleware, and security policy definition and management. We will continue to pursue, with these and other government organizations, contracts that add value to our products and services offerings.

PATENTS AND PROPRIETARY TECHNOLOGY

         We rely on patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We currently hold 24 patents and have 14 patent applications pending in the United States relating to computer security software and hardware products. We have also filed patent applications in the European Union, Canada, Israel, Australia, Japan, Germany, and the United Kingdom. We believe that our patents are broad and fundamental to information security computer products. While we believe that the pending applications relate to patentable devices or concepts, there are no guarantees that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated, or circumvented. In addition, there are no guarantees that the rights granted under a patent or under licensing agreements will provide competitive advantages to Secure Computing.

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

         We have received or applied for trademark protection in the United States for our SafeWord, SecureOS, SecureSupport, Sidewinder, SmartFilter, Secure Computing, SofToken, Strikeback, and Type Enforcement trademarks.

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

EMPLOYEES

         As of March 15, 2002, Secure Computing had approximately 398 employees. Of these employees, 151 were involved in sales and marketing, 42 in customer support, 141 in research and development, 11 in production, 23 in information technology and 30 in administrative, human resources and finance. No employee of Secure Computing is represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS

         Our executive officers and their ages as of March 15, 2002 are as follows:

      DIRECTORS         AGE        POSITION WITH SECURE COMPUTING CORPORATION
--------------------   -----   -------------------------------------------------
John McNulty            55     Chief Executive Officer and Chairman of the Board
Timothy McGurran        39     President and Chief Operating Officer
Timothy J. Steinkopf    40     Senior Vice President and Chief Financial Officer
Vincent M. Schiavo      44     Senior Vice President of Worldwide Sales

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

         TIMOTHY P. MCGURRAN is our President and Chief Operating Officer. Mr. McGurran first joined us as Senior Vice President of Operations and Chief Financial Officer in May 1996 and assumed the positions of President and Chief Operating Officer on March 5, 2001. From 1984 until joining us, he was at Ernst & Young LLP, where his last position was Senior Manager.

         TIMOTHY J. STEINKOPF is our Senior Vice President and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer in March 2001. From 1999 until joining us, he served as Chief Financial Officer and Vice President of Finance at Silicon Entertainment, Inc. He has been the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc., and prior to that he was at Ernst & Young LLP.

         VINCENT M. SCHIAVO is our Senior Vice President of Worldwide Sales. Mr. Schiavo joined us in April 2001. From 1998 until joining us, he served as President of PolyServe, Inc. Prior to that he served as Vice President of Worldwide Sales at Sonic Solutions and in various other sales management roles at Radius, Apple Computer and Data General Corporation.

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

         WE HAVE EXPERIENCED OPERATING LOSSES IN THE PAST AND MAY EXPERIENCE OPERATING LOSSES IN THE FUTURE. We have incurred losses in the past. For example, for the quarter ended September 30, 2001, we had an operating loss of $1.8 million, and for the 12 months ended December 31, 2001, we had an operating loss of $9.8 million. We expect to incur operating losses in the first quarter of 2002, but expect to incur operating profits in the remaining quarters and in total for the year 2002. If we are unable to attain operating profits in the second, third and fourth quarters, and for the year, our stock price may decline, which could cause you to lose part or all of your investment

         WE HAVE EXPERIENCED NEGATIVE CASH FLOW IN THE PAST AND MAY EXPERIENCE NEGATIVE CASH FLOW IN THE FUTURE. IF SOURCES OF FINANCING ARE NOT AVAILABLE, WE MAY NOT HAVE SUFFICIENT CASH TO SATISFY WORKING CAPITAL REQUIREMENTS. We believe that our current cash balances are sufficient to satisfy our working capital requirements for at least the next twelve months. We may need to obtain additional financing at that time or sooner if our plans change or if we expend cash sooner than anticipated. We currently do not have any commitments from third parties to provide additional capital. The risk to us is that at the time we will need cash, financing from other sources may not be available on satisfactory terms or at all. Our failure to obtain financing could result in our insolvency and the loss to investors of their entire investment in our common stock.

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

         Many of our competitors and potential competitors have significantly greater financial, marketing, technical, and other competitive resources than we have. Our most significant competitors currently include:

*    CheckPoint Software Technologies Ltd.;

*    RSA Security, Inc.;

*    SurfControl, plc;

*    Symantec Corporation; and

*    Websense, Inc..

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

         Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise-wide security products, including Microsoft Corporation, Sun Microsystems, Inc., Lucent Technologies, Inc., Nortel Networks, and Novell, Inc. If any of those potential competitors begins to offer enterprise-wide security systems as a component of its hardware, demand for our software could decrease. Ultimately, approaches other than ours may dominate the market for enterprise network and data security products.

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

         OUR PRODUCT LINES ARE NOT DIVERSIFIED BEYOND PROVIDING ACCESS CONTROL SOLUTIONS TO OUR CUSTOMERS, AND ANY DROP IN THE DEMAND FOR NETWORK AND DATA SECURITY PRODUCTS WOULD MATERIALLY HARM OUR BUSINESS. Substantially all of our revenue comes from sales of enterprise network and data security products and related services. We expect this will continue for the foreseeable future. As a result, if for any reason our sales of these products and services are impeded, our net sales and operating results will be significantly reduced.

         OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH MAY IMPAIR OUR ABILITY TO RAISE MONEY AND CAUSE OUR INVESTORS TO LOSE MONEY. The price of our common stock, like that of many technology companies, has fluctuated widely. During 2001, our stock price ranged from a per share high of $24.92 to a low of $7.00. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital. Factors that may affect stock price volatility include:

*    Unexpected fluctuations in operating results;

* Secure Computing or its competitors announcing technological innovations or new products;

* General economic uncertainties and weaknesses in geographic regions of the world;

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

*    Market acceptance of new products;

*    Changes in our operating expenses;

* Personnel departures and new hires and the rate at which new personnel become productive;

*    Mix of products sold;

*    Changes in product pricing;

*    Development of our direct and indirect distribution channels;

*    Costs incurred when anticipated sales do not occur; and

*    General economic conditions.

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

         IF WE LOSE A SIGNIFICANT CUSTOMER, WE WILL INCUR GREATER LOSSES. We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 24% of our products and services revenue in 2001. If we lose any of these customers and fail to replace the customer or fail to increase revenues from other customers, we will incur greater losses. Additionally, if our revenues from any of these customers are reduced, without an increase in revenues from other customers, we will incur greater losses.

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

         UNANTICIPATED COSTS AND DISALLOWANCE OF COSTS UNDER OUR GOVERNMENT CONTRACTS MAY HARM OUR BUSINESS. Under our government contracts, we bear the risk that increased or unexpected costs of providing our services may reduce our profit margin. Any material unanticipated costs could therefore harm our business. In addition, recoverable expenses previously billed by us are subject to review and audit by the DCAA. If the DCAA disallows any of the costs we claim under our contracts, it could adversely affect our operating results. We have not previously experienced any material disallowance of costs with respect to our government contracts.

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

         A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. In 2000, 19% of our total sales came from international sales. For fiscal year 2001, 25% of our total sales came from international sales. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

         In addition, we face a number of general risks inherent in doing business in international markets, including, among others:

*    Unexpected changes in regulatory requirements;

*    Tariffs and other trade barriers;

*    Legal uncertainty regarding liability;

*    Political instability;

*    Potentially greater difficulty in collecting amounts due us;

*    Longer periods of time to collect amounts due us; and

* A higher rate of piracy of our products in countries with a high incidence of software piracy.

ITEM 2. PROPERTIES

         We are currently headquartered in approximately 11,000 square feet of office space in San Jose, California with an annual base rent of $670,000. We have three separate facilities with a combined square footage of approximately 84,000 square feet in St. Paul, Minnesota, that are occupied by production, research and development, and administration with an annual base rent of $904,000. We have a research facility located in Concord, California, that occupies approximately 23,000 square feet at an annual cost of $392,000. We occupy these premises under leases expiring at various times through the year 2008. In support of our U.S. field sales organization, we also lease 6,200 square feet of office space in Vienna, Virginia, with an annual cost of $169,000. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; Japan; and Hong Kong, with an annual cost of approximately $207,000. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

         Beginning on April 2, 1999, several purported securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our present and former directors and officers by persons who acquired our stock between November 10, 1998 and March 31, 1999. Thereafter, the Court consolidated the actions and appointed lead plaintiffs. On August 18, 2000, lead plaintiffs filed their First Amended Complaint. The Complaint alleges that defendants made false and misleading statements about our business condition and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The Complaint seeks unspecified monetary damages. On August 21, 2001, the Court denied defendants' motion to dismiss. Discovery is proceeding. The Court has set a trial date of June 23, 2003. Although we believe there are meritorious defenses to this action and intend to defend ourselves vigorously, an unfavorable resolution could have a material adverse effect on our business, results of operations and financial condition.

         On February 11, 2002, a purported derivative action was filed in California Superior Court, Santa Clara County, against certain of our current and former officers and directors. We are named as nominal defendant. The derivative action makes essentially the same factual allegations as the securities class actions and alleges various causes of action, including that the defendants breached their corporate fiduciary duties. Although we believe there are meritorious defenses to this action and intend to defend ourselves vigorously, an unfavorable resolution could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the three months ended December 31, 2001.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         Our common stock is listed on the NASDAQ national market. As of March 15, 2002, there were approximately 570 registered holders. The number of registered holders represents the number of shareholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 8,500 beneficial owners. The low price and high price of our common stock during the last eight quarters are as follows:

         --------------------------------------------------------------------
                                                      Low Price   High Price
                                                      ---------   ----------
         --------------------------------------------------------------------
          2000
          Quarter ended March 31, 2000.............     $8.63       $29.63
          Quarter ended June 30, 2000..............     $6.13       $18.88
          Quarter ended September 30, 2000.........    $16.00       $27.88
          Quarter ended December 31, 2000..........     $8.00       $26.88
         --------------------------------------------------------------------
          2001
          Quarter ended March 31, 2001.............     $7.00       $14.95
          Quarter ended June 30, 2001..............     $7.91       $19.21
          Quarter ended September 30, 2001.........     $7.90       $17.20
          Quarter ended December 31, 2001..........     $8.00       $24.92
         --------------------------------------------------------------------


         We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2001, 2000, and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999, 1998, and 1997, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                      YEAR ENDED DECEMBER 31
                                               -------------------------------------------------------------------
                                                             (In thousands, except per share amounts)
                                                   2001          2000          1999*         1998         1997
                                               -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

  Revenue:
     Products and Services .................     $ 48,353      $ 34,649      $ 22,546      $ 51,500      $ 33,203
     Advanced Technology contracts .........        4,114         4,471         4,567         9,942        13,773
                                               -------------------------------------------------------------------
         Total revenue .....................       52,467        39,120        27,113        61,442        46,976
  Gross profit .............................       43,887        27,226         8,332        41,290        28,210
  Operating loss ...........................       (9,840)      (21,481)      (44,370)       (4,933)       (5,734)
  Net loss .................................       (8,970)      (19,170)      (44,907)       (3,262)       (4,251)
  Net loss per share:
                  Basic and diluted ........        (0.32)        (0.76)        (2.32)        (0.20)        (0.27)

BALANCE SHEET DATA:

   Working capital .........................     $ 19,857      $ 21,517      $  7,297      $ 34,017      $ 17,175
   Total assets ............................       44,833        44,971        25,829        54,348        31,054
   Stockholders' equity ....................       28,696        30,626        15,277        43,053        24,800

         * 1999 STATEMENT OF OPERATIONS DATA INCLUDES $11,729 IN SIGNIFICANT CHARGES. PLEASE REFER TO ITEM 7 FOR A DESCRIPTION OF THESE CHARGES.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:

                                                               YEAR ENDED DECEMBER 31
                                                    ---------------------------------------------
                                                        2001            2000            1999*
                                                    ---------------------------------------------
           Revenue:
                 Products and Services                   92.2%           88.6%           83.2%
                 Advanced Technology contracts            7.8            11.4            16.8
                                                    ---------------------------------------------
                 Total revenue                          100.0           100.0           100.0
           Cost of revenue                               16.4            30.4            69.3
                                                    ---------------------------------------------
                 Gross profit                            83.6            69.6            30.7
           Operating expenses:
                   Selling and marketing                 67.3            79.7           109.6
                   Research and development              27.1            33.3            40.5
                   General and administrative             8.0            11.5            26.8
                   Stock option expense                    --              --            17.5
                                                    ---------------------------------------------
                 Total operating expenses               102.4           124.5           194.4
                                                    ---------------------------------------------
                 Operating loss                         (18.8)          (54.9)         (163.7)
                   Interest and other income              1.7             5.9             1.3
                                                    ---------------------------------------------
                   Loss before income taxes             (17.1)          (49.0)         (162.4)
                   Income tax benefit (expense)            --              --            (3.3)
                                                    ---------------------------------------------
                 Net loss                               (17.1)%         (49.0)%        (165.7)%
                                                    =============================================

           * Includes $11.7 million in significant charges.

         Significant additional expense charges of $11.7 million in the aggregate are included in the 1999 statement of operations. In 1999, we commenced and substantially completed, activities related to rationalizing our product line, refocusing on e-commerce products, and streamlining our executive management structure. As a result, a portion of our product portfolio was discontinued, including several firewall products and a URL filtering option that we no longer considered strategic. We recorded costs of $11.7 million associated with these activities during 1999. These costs consisted primarily of $10.2 million in assets which were written off related to discontinued products and the associated costs which no longer fit our business model. In addition, $1.5 million of costs related to payments for severance and related benefits, legal and audit costs, and contract cancellation fees. As of December 31, 2001, there were no remaining accruals or unpaid costs related to these activities.

         The following table compares the year ended December 31, 1999 statement of operations items including and excluding the significant additional expense charges:

                                                            YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       INCLUDING                   EXCLUDING
                                                      SIGNIFICANT   SIGNIFICANT   SIGNIFICANT
                                                        CHARGES       CHARGES       CHARGES
                                                    ------------------------------------------
           Gross profit                                $  8,332      $ (4,700)     $ 13,032

           Operating expenses:
                Selling and marketing                    29,705         4,047        25,658
                Research and development                 10,983           281        10,702
                General and administrative                7,274         1,801         5,473
                Stock option expense                      4,740            --         4,740
                                                    ------------------------------------------
                  Total operating expenses               52,702         6,129        46,573
                                                    ------------------------------------------
           Operating loss:                              (44,370)      (10,829)      (33,541)
                  Net interest income                       363            --           363
                                                    ------------------------------------------
                  Loss before income taxes              (44,007)      (10,829)      (33,178)
                  Income tax expense                        900           900            --
                                                    ------------------------------------------
           Net loss                                    $(44,907)     $(11,729)     $(33,178)
                                                    ==========================================
           Net loss per share -- basic and diluted     $  (2.32)     $   (.60)     $  (1.72)
                                                    ==========================================

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000.

         All forward-looking statements are presented before the impact, if any, of the acquisition of the assets of the Gauntlet(TM) firewall business in February 2002.

         REVENUE. Our revenue increased 34.1% to $52.5 million in 2001, up from $39.1 million in 2000. Products and Services revenue was $48.4 million, an increase of 39.6% over 2000. We experienced growth across all product lines in 2001 as compared to 2000 as our products have gained momentum in the market place. In addition, price increases implemented across all product lines in the first half of 2001 contributed to the increase in revenue. We expect 2002 revenue from Products and Services to grow 35% over 2001. Advanced Technology contract revenue was $4.1 million in 2001, a decrease of 8.0% from 2000, in keeping with our strategy of focusing only on development contracts that add value to our Products and Services offerings. We expect revenue from Advanced Technology contracts to remain at levels comparable to 2001.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 69.6% in 2000 to 83.6% in 2001. This improvement was driven by increased sales volume on software products, which have higher profit margins. Aggregate gross margins throughout 2002 are expected to be consistent with the 88.0% that was achieved in the fourth quarter of 2001.

         SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources. Selling and marketing expense increased 13.2% to $35.3 million in 2001, up from $31.2 million in 2000. This increase was driven primarily by an increase in payroll and related costs due to significant growth in selling headcount. As a percentage of revenue, selling and marketing expense was 67.3% for the year compared to 79.7% in 2000. We expect selling and marketing expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue for the full year 2002 when compared to 2001.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources. Research and development expense increased 9.1% to $14.2 million in 2001, up from $13.0 million in 2000. This increase was driven primarily by an increase in payroll and related costs. As a percentage of revenue, research and development expense was 27.1% for the year compared to 33.3% in 2000. We expect research and development expense levels as a percent of revenue to decline for the full year 2002, while the dollar levels will remain consistent with 2001.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense decreased 6.1% to $4.2 million in 2001, down from $4.5 million in 2000. As a percentage of revenue, general and administrative expense was 8.0% for the year compared to 11.5% in 2000. We expect general and administrative expense levels as a percent of revenue to decline for the full year 2002, while the dollar levels will increase slightly compared to 2001.

         INTEREST AND OTHER INCOME. Net interest and other income was $870,000 in 2001, a decrease from $2.3 million in 2000. The decrease reflects higher average cash and investment balances in 2001 as compared to 2000 offset by the $1.6 million gain on the sale of the Professional Services group included in 2000.

         INCOME TAXES. We recognized no income tax expense or tax benefit for either 2001 or 2000. We believe it is more likely than not that deferred tax assets of $2.7 million at December 31, 2001 will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on government contracts, commercial products, and projected interest income over the next three years. Future taxable income of $6.8 million is required to realize the $2.7 million deferred tax asset at December 31, 2001. We had total net operating loss carryforwards of approximately $128.6 million at December 31, 2001. Of these carryforwards, $29.7 million relates to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $92.2 million have yet to be recognized as a benefit in the statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999.

         REVENUE. Our revenue increased 44.3% to $39.1 million in 2000, up from $27.1 million in 1999. Products and Services revenue was $34.6 million, an increase of 53.7% over 1999. We experienced significant growth across all product lines in 2000 as compared to 1999, which was negatively impacted by purchasing delays based on "Year 2000" concerns. Advanced Technology contract revenue was $4.5 million, a decrease of 2.1% from 1999, which reflects a strategy of focusing only on development contracts that add value to our Products and Services offerings.

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

         SELLING AND MARKETING. Selling and marketing expense increased 5.0% to $31.2 million in 2000, up from $29.7 million in 1999. As a percentage of revenue, selling and marketing expense was 79.7% for the year compared to 109.6% in 1999.

         Excluding significant charges in 1999 resulting from discontinued product activities and severance pay associated with the streamlining of our management structure, selling and marketing expense increased 21.6% to $31.2 million in 2000, up from $25.7 million in 1999. As a percentage of revenue, selling and marketing expense was 79.7% for the year compared to 94.6% in 1999. The increased spending levels resulted primarily from increased discretionary marketing efforts.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 18.5% to $13.0 million in 2000, up from $11.0 million in 1999. As a percentage of revenue, research and development expense was 33.3% for the year compared to 40.5% in 1999.

         Excluding significant charges in 1999, mainly for employee relocation expense, research and development expense increased 21.6% to $13.0 million in 2000, up from $10.7 million in 1999. As a percentage of revenue, research and development expense was 33.3% for the year compared to 39.5% in 1999. The increased spending levels resulted primarily from our continued investment in next generation embedded firewall technology.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 38.1% to $4.5 million in 2000, down from $7.3 million in 1999. As a percentage of revenue, general and administrative expense was 11.5% for the year compared to 26.8% in 1999.

         Excluding significant charges in 1999, mainly for severance pay associated with the streamlining of our management structure and litigation settlements, general and administrative expense decreased 17.7% to $4.5 million in 2000, down from $5.5 million in 1999. As a percentage of revenue, general and administrative expense was 11.5% for the year compared to 20.2% in 1999. The decreased spending levels resulted primarily from duplicative executive compensation during our chief executive officer transition period and increased legal fees related to legal proceedings in 1999.

         INTEREST AND OTHER INCOME. Net interest and other income was $2.3 million in 2000, an increase from $363,000 in 1999. The increase reflects higher average cash and investment balances in 2000 as compared to 1999 as well as the gain on the sale of the Professional Services group in early 2000.

         INCOME TAXES. We recognized no income tax expense in 2000 compared to income tax expense of $900,000 in 1999. We believe it is more likely than not that deferred tax assets of $2.7 million at December 31, 2000 will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. We had total net operating loss carryforwards of approximately $110.3 million at December 31, 2000. Of these carryforwards, $21.7 million relates to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $81.9 million had yet to be recognized as a benefit in the statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments decreased by $5.3 million from December 31, 2000 to December 31, 2001. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment offset by approximately $5.1 million in proceeds from the issuance of common stock and $2.1 million in proceeds from the conversion of the warrants associated with our 1998 Series C Preferred Stock financing in the second quarter of 2001. As of December 31, 2001 we had working capital of $19.9 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses and to license technology or products related to our line of business.

         Capital additions were $2.7 million, $3.6 million, and $2.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. These additions were made up of computer equipment, technology upgrades, office furniture, and leasehold improvements.

         We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         REVENUE RECOGNITION. Our revenue is derived from three primary sources:
(1) product revenue which includes software license, hardware, and royalty revenue, (2) services revenue which consists primarily of maintenance revenue for providing product upgrades and customer support, and (3) Advanced Technology contract revenue. We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," as modified by SOP 98-9.

         Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Maintenance revenue for providing product upgrades and customer support is deferred and recognized ratably over the service period.

         For arrangements with multiple elements we allocate revenue to the various elements based on the fair value of each element sold. We determine the fair value of each element based on its selling price when sold separately. Evidence of fair value includes the approved price list and discount schedule and the actual prices charged for comparable arrangements. These price lists and discount schedules may change from time to time in response to factors including market conditions, value of services and product provided and competitive positioning. Historically, we have not offered significant discounts off of our list prices.

         Further, it is our policy that our distributors and resellers are not allowed to hold inventory.

         Advanced Technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit. A provision is made for the estimated loss, if any, on the contracts in the period the loss becomes probable.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         DEFERRED TAX ASSETS. The computations of our deferred tax asset and valuation allowance are based on taxable income we expect to earn on government contracts, commercial products, and projected interest income over the next three years. We believe this is a conservative approach in determining the deferred tax asset that may be realized. The risk factors noted above in "Certain Factors That May Affect Future Results," could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset.

INFLATION

         To date, we have not been significantly affected by inflation.

THE EURO CONVERSION

         We do not anticipate nor have we experienced any material problems related to the Euro conversion.

FORWARD-LOOKING STATEMENTS

         Certain statements made above are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those under the section entitled "Certain Factors That May Affect Future Results."


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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Registrant's Proxy Statement to be filed on or about April 8, 2002. See also Part I, Item 1, "Executive Officers" of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 8, 2002, under the headings "Election of Directors, "Report of the Compensation Committee," "Executive Officer Compensation Program," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements," and "Performance Evaluation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Stockholders and Management" in the Registrant's Proxy Statement that the Registrant anticipates filing on or about April 8, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information appearing under the heading "Certain Transactions" in the Registrant's Proxy Statement that the Registrant anticipates filing on or about April 8, 2002.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

         1.       Consolidated Financial Statements:

                  Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended
                      December 31, 2001, 2000, and 1999
                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999
                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 2001, 2000, and 1999
                  Notes to Consolidated Financial Statements
                  Report of Independent Auditors

         2.       Consolidated Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b) REPORTS ON FORM 8-K:

         A Form 8-K was not filed during the quarter ended December 31, 2001.

(c) EXHIBITS:

         The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

 Exhibit                               Description
---------  ---------------------------------------------------------------------
  3.1 Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000. (1)
  3.2      By-Laws of the Registrant. (2)
  4.1      Specimen of common stock certificate. (3)
  4.2      Amended and Restated 1995 Omnibus Stock Plan. (4)
 23.1      Consent of Ernst & Young LLP.
 24.1      Power of Attorney (see page 42)

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

(4) Incorporated herein by reference to the Exhibit 10.1 to Secure Computing's Current Report on Form 8-K filed on October 8, 1999.

                          SECURE COMPUTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   DECEMBER 31,      DECEMBER 31,
                                     ASSETS                                            2001              2000
                                                                                   ------------      ------------
CURRENT ASSETS
            Cash and cash equivalents ........................................     $     15,956      $     12,496
            Investments ......................................................            5,085            13,831
            Accounts receivable, (net of
            reserves of 2001 -- $1,404; 2000 -- $1,775) ......................           11,006             6,762
            Deferred income taxes ............................................            1,400               690
            Inventories ......................................................              757               630
            Other current assets .............................................            1,790             1,453
                                                                                   ------------      ------------
              Total current assets ...........................................           35,994            35,862

PROPERTY AND EQUIPMENT
            Equipment ........................................................           12,946            10,907
            Furniture and fixtures ...........................................            2,202             2,141
            Leasehold improvements ...........................................            1,697             1,242
                                                                                   ------------      ------------
                                                                                         16,845            14,290
            Accumulated depreciation .........................................          (11,053)           (8,632)
                                                                                   ------------      ------------
                                                                                          5,792             5,658
INTANGIBLE ASSETS (net of accumulated amortization of 2001 -- $1,160;
2000 -- $1,266) ..............................................................            1,167             1,279
DEFERRED INCOME TAXES ........................................................            1,300             2,010
OTHER ASSETS .................................................................              580               162
                                                                                   ------------      ------------
            TOTAL ASSETS .....................................................     $     44,833      $     44,971
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
            Accounts payable .................................................     $      1,859      $      2,950
            Accrued payroll ..................................................            3,523             3,767
            Other accrued expenses ...........................................            1,601             1,378
            Deferred revenue .................................................            9,154             6,250
                                                                                   ------------      ------------
              Total current liabilities ......................................           16,137            14,345

STOCKHOLDERS' EQUITY
            Convertible preferred stock, par value $.01 per share:
              Authorized -- 2,000,000 shares; issued and outstanding shares -
              December 31, 2001 - none and December 31, 2000 - 7,700 .........               --                --
            Common stock, par value $.01 per share:
              Authorized - 50,000,000 shares; issued and outstanding shares --
              December 31, 2001 - 28,830,992 and
              December 31, 2000 - 26,675,230 .................................              288               267
            Additional paid-in capital .......................................          148,585           141,484
            Accumulated deficit ..............................................         (119,687)         (110,717)
            Accumulated other comprehensive loss .............................             (490)             (408)
                                                                                   ------------      ------------
              Total stockholders' equity .....................................           28,696            30,626
                                                                                   ------------      ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................     $     44,833      $     44,971
                                                                                   ============      ============

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31
                                                     ---------------------------------------------
                                                          2001            2000            1999
                                                     ---------------------------------------------
REVENUE
    Products and Services ........................     $   48,353      $   34,649      $   22,546
    Advanced Technology contracts ................          4,114           4,471           4,567
                                                     ---------------------------------------------
                                                           52,467          39,120          27,113
COST OF REVENUE ..................................          8,580          11,894          18,781
                                                     ---------------------------------------------
GROSS PROFIT .....................................         43,887          27,226           8,332

OPERATING EXPENSES
    Selling and marketing ........................         35,299          31,187          29,705
    Research and development .....................         14,202          13,018          10,983
    General and administrative ...................          4,226           4,502           7,274
    Stock option expense .........................             --              --           4,740
                                                     ---------------------------------------------
                                                           53,727          48,707          52,702
                                                     ---------------------------------------------
OPERATING LOSS ...................................         (9,840)        (21,481)        (44,370)
    Interest and other income ....................            870           2,311             363
    Loss before income tax expense ...............         (8,970)        (19,170)        (44,007)
    Income tax expense ...........................             --              --             900
                                                     ---------------------------------------------
NET LOSS .........................................     $   (8,970)     $  (19,170)     $  (44,907)
                                                     =============================================

NET LOSS PER SHARE -- BASIC AND DILUTED ..........     $    (0.32)     $    (0.76)     $    (2.32)

WEIGHTED AVERAGE SHARES OUTSTANDING--
     BASIC AND DILUTED ...........................         28,114          25,163          19,323

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             Accumulated
                                       Preferred Stock        Common Stock       Additional     Other                     Total
                                   ---------------------  ---------------------   Paid-In   Comprehensive Accumulated  Stockholders'
                                     Shares     Amount      Shares     Amount     Capital        Loss       Deficit       Equity
                                   ----------  ---------  ----------  ---------  ---------- ------------- -----------  ------------
BALANCE, December 31, 1998 .......     16,000  $      --  16,545,987  $     165  $   89,730   $     (202)  $  (46,640)  $   43,053
  Comprehensive loss:
       Net loss for the year .....         --         --          --         --          --           --      (44,907)     (44,907)
       Foreign currency
         translation adjustment ..         --         --          --         --          --          (36)          --          (36)
                                                                                                                        ----------
  Total comprehensive loss .......                                                                                         (44,943)
  Exercise of incentive stock
    options ......................         --         --     643,205          7       4,103           --           --        4,110
  Employee stock purchase plan
    activity .....................         --         --     417,166          4       1,171           --           --        1,175
  Conversion of preferred stock ..    (17,794)             5,416,526         54         (54)          --           --           --
  Compensation expense on
    options ......................         --         --          --         --       4,740           --           --        4,740
  Preferred stock issued .........      7,500         --          --         --       7,142           --           --        7,142
                                   ----------  ---------  ----------  ---------  ----------   ----------   ----------   ----------
BALANCE, December 31, 1999 .......      5,706         --  23,022,884        230     106,832         (238)     (91,547)      15,277
  Comprehensive loss:
       Net loss for the year .....         --         --          --         --          --           --      (19,170)     (19,170)
       Foreign currency
         translation adjustment ..         --         --          --         --          --         (170)          --         (170)
                                                                                                                        ----------
  Total comprehensive loss .......                                                                                         (19,340)
  Exercise of incentive stock
    options ......................         --         --     469,013          5       2,231           --           --        2,236
  Employee stock purchase plan
    activity .....................         --         --      40,369          1         590           --           --          591
  Conversion of preferred stock ..    (30,756)        --   2,706,477         27         (27)          --           --           --
  Conversion of warrants .........         --         --     436,487          4          (4)                                    --
  Compensation expense on
    options ......................         --         --          --         --         548           --           --          548
  Preferred stock issued .........     32,750         --          --         --      31,314                                 31,314
                                   ----------  ---------  ----------  ---------  ----------   ----------   ----------   ----------
BALANCE, December 31, 2000 .......      7,700         --  26,675,230        267     141,484         (408)    (110,717)      30,626
  Comprehensive loss:
       Net loss for the year .....         --         --          --         --          --           --       (8,970)      (8,970)
       Foreign currency
         translation adjustment ..         --         --          --         --          --          (82)          --          (82)
                                                                                                                        ----------
  Total comprehensive loss .......                                                                                          (9,052)
  Exercise of incentive stock
    options ......................         --         --     779,647          9       3,983           --           --        3,992
  Employee stock purchase plan
    activity .....................         --         --     149,679         --       1,102           --           --        1,102
  Conversion of preferred stock ..     (7,700)        --   1,051,972         10         (64)          --           --          (54)
  Conversions of warrants ........         --         --     174,464          2       2,080           --           --        2,082
                                   ----------  ---------  ----------  ---------  ----------   ----------   ----------   ----------
BALANCE, December 31, 2001 .......         --  $      --  28,830,992  $     288  $  148,585   $     (490)  $ (119,687)  $   28,696
                                   ==========  =========  ==========  =========  ==========   ==========   ==========   ==========

                             SEE ACCOMPANYING NOTES.

                          SECURE COMPUTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31
                                                                                 ---------------------------------------------
                                                                                       2001            2000            1999
                                                                                 ---------------------------------------------
OPERATING ACTIVITIES
            Net loss ..........................................................    $   (8,970)     $  (19,170)     $  (44,907)
            Adjustments to reconcile net loss to net cash used in operating activities:

               Proceeds from the sale of Professional Services ................            --           4,296              --
               Depreciation ...................................................         2,433           2,021           1,472
               Loss on disposals of property and equipment ....................           107              21             362
               Loss on disposals of intangible assets .........................           148              --             402
               Amortization ...................................................           285             560             557
               Deferred income tax ............................................            --              --             900
               Stock option expense ...........................................            --              --           4,740
            Changes in operating assets and liabilities:
               Accounts receivable ............................................        (4,244)         (1,540)         14,295
               Inventories ....................................................          (127)            198           1,533
               Other current assets ...........................................          (337)            541            (956)
               Accounts payable ...............................................        (1,091)           (248)           (622)
               Accrued liabilities and reserves ...............................           (21)         (1,823)         (1,350)
               Deferred revenue ...............................................         2,904           2,468           1,229
                                                                                 ---------------------------------------------
                Net cash used in operating activities .........................        (8,913)        (12,676)        (22,345)

INVESTING ACTIVITIES
               Purchases of investments .......................................       (11,551)        (16,544)             --
               Proceeds from sales of investments .............................        20,297           7,925           5,674
               Purchase of property and equipment .............................        (2,674)         (3,642)         (2,255)
               (Increase) decrease in intangibles and other assets ............          (739)           (216)            221
                                                                                 ---------------------------------------------
                Net cash provided by (used in) investing activities ...........         5,333         (12,477)          3,640

FINANCING ACTIVITIES
               Net proceeds from issuance of preferred stock ..................            --          31,314           7,142
               Proceeds from issuance of common stock .........................         5,040           2,827           5,285
               Proceeds from the conversion of warrants .......................         2,082              --              --
                                                                                 ---------------------------------------------
                Net cash provided by financing activities .....................         7,122          34,141          12,427

EFFECT OF FOREIGN CURRENCY TRANSLATION ........................................           (82)           (170)            (36)
                                                                                 ---------------------------------------------

               Net increase (decrease) in cash and cash equivalents ...........         3,460           8,818          (6,314)
               Cash and cash equivalents, beginning of year ...................        12,496           3,678           9,992
                                                                                 ---------------------------------------------
               Cash and cash equivalents, end of year .........................    $   15,956      $   12,496      $    3,678
                                                                                 =============================================

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

REVENUE RECOGNITION

         Our revenue is derived from three primary sources: (1) product revenue which includes software license, hardware, and royalty revenue, (2) services revenue which consists primarily of maintenance revenue for providing product upgrades and customer support, and (3) Advanced Technology contract revenue. We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," as modified by SOP 98-9.

PRODUCTS AND SERVICES

         Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable.

         Maintenance revenue for providing product upgrades and customer support is deferred and recognized ratably over the service period. Services revenue represented 23%, 27% and 40% of Products and Services revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

         For arrangements with multiple elements we allocate revenue to the various elements based on the fair value of each element sold. We determine the fair value of each element based on its selling price when sold separately. Evidence of fair value includes the approved price list and discount schedule and the actual prices charged for comparable arrangements. These price lists and discount schedules may change from time to time in response to factors including market conditions, value of services and product provided and competitive positioning. Historically, we have not offered significant discounts off of our list prices.

         Further, it is our policy that our distributors and resellers are not allowed to hold inventory.

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

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

         We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market. We have restricted cash pledged against our letters of credit of $507 and $471 at December 31, 2001 and December 31, 2000, respectively.

INVENTORIES

         Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is calculated using the straight-line method with estimated useful lives ranging from 3 to 10 years.

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

SELLING AND MARKETING

         Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations.

RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Based on our product development process, technological feasibility is established upon completion of a working model. Costs that we incur between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of three years. We have capitalized software development costs net of accumulated amortization of $318 and $503 at December 31, 2001 and 2000, respectively. Amortization expense was $257, $533, and $918 for the years ended December 31, 2001, 2000, and 1999, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

         Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share are not presented separately, as the effect of outstanding options, warrants, and preferred stock is antidilutive.

COMPREHENSIVE LOSS

         Our comprehensive loss for the years ended December 31, 2001, 2000, and 1999, was $(9,051), $(19,340), and $(44,934), respectively. The components of our comprehensive loss are net loss and foreign currency translation adjustments.

 STOCK OPTIONS

         We follow the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," regarding disclosure of pro forma information for stock compensation. As permitted by SFAS No. 123, we measure compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001. The Statement eliminates the pooling-of-interest methods of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. Adoption of this Statement will not have an effect on the accounting treatment of assets we have acquired in business combinations prior to the effective date of this Statement.

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," effective for the year ending December 31, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Adoption of this Statement will not have an effect on the accounting treatment of assets presented in our Financial Statements prior to the effective date.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2. INVES(TM)ENTS

         At December 31, 2001, and 2000, investments consisted of commercial paper with maturities of less than one year. The investments are considered available for sale and are stated at cost plus accrued interest which approximates fair market value.

3. ACCOUNTS RECEIVABLE

         Approximately 3% and 14% of accounts receivable were due from the United States government at December 31, 2001 and 2000. Unbilled accounts receivable from all customers were $350 and $369 at December 31, 2001 and 2000, respectively and are included in other current assets.

4. LEASES

         We lease office space for all of our locations. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows:

                          FUTURE LEASE                         NET FUTURE LEASE
                           OBLIGATIONS         SUBLEASES          OBLIGATIONS
                         -------------------------------------------------------
                   2002        $   2,329          $    (95)           $   2,234
                   2003            1,990               (97)               1,893
                   2004            1,845              (103)               1,742
                   2005            1,874              (106)               1,768
                   2006            1,177               (88)               1,089
             Thereafter            1,364                --                1,364
                         -------------------------------------------------------
                               $  10,579          $   (489)           $  10,090
                         =======================================================


         Rent expense including executory costs was $3,040, $2,569, and $2,459 for the years ended December 31, 2001, 2000, and 1999, respectively.

         In addition, in September 1999, we entered into a sales-leaseback agreement pertaining to certain previously acquired computer equipment and software expiring March 31, 2002, with monthly rental payments of $11.

5. CAPITAL STOCK

PREFERRED STOCK

         In June 1998, we sold 16,000 shares of newly issued Series C Convertible Preferred Stock (the "Series C Stock") to two investors. In 1999, all of the Series C Stock was converted by the holders into 5,174,493 shares of Common Stock.

         In December 1999, we sold in two separate transactions, a total of 7,500 shares of Series D 4% Cumulative Convertible Preferred Stock (the "Series D Stock") to Elliott International, L.P. ("Elliott International", formerly known as Westgate International, L.P.) resulting in total gross proceeds of $7,500. As of December 31, 2001, all outstanding shares of the Series D Stock were converted into 793,205 shares of our Common Stock at an average price of $9.46 per share.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


5. CAPITAL STOCK (CONTINUED)

         In January 2000, we entered into a Put and Call Agreement with Elliott International which provided for the sale of up to 17,500 shares of Series E 4% Cumulative Convertible Preferred Stock (the "Series E Stock") to Elliott International at $1,000 per share. In February 2000 we sold 8,750 shares of the Series E Stock to Elliott International resulting in gross proceeds of $8,750. In June 2000 we sold the remaining 8,750 shares of the Series E Stock to Westgate resulting in gross proceeds of $8,750. All sales of securities to Elliott International were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of December 31, 2001 all outstanding shares of the Series E Stock were converted into 1,596,618 shares of our Common Stock at an average price of $11.03 per share.

         In June 2000, we entered into a Put and Call Agreement with Elliott International, which provided for the sale of up to 15,250 shares of Series F 4% Cumulative Convertible Preferred Stock (the "Series F Stock") to Elliott International at $1,000 per share. In August 2000, Elliott International assigned, and Elliott Associates, L.P. ("Elliott Associates") assumed, 50% of Elliott International's rights and obligations under the put/call agreement. Later in August 2000, we sold to each of Elliott International and Elliott Associates 2,625 shares of the Series F Stock resulting in total gross proceeds of $5,250. In December 2000, we sold to each of Elliott International and Elliott Associates an additional 5,000 shares of the Series F Stock resulting in total gross proceeds of $10,000. All sales of securities to Elliott International and Elliott Associates were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of December 31, 2001 all outstanding shares of the Series F Stock were converted to 1,568,559 shares of our Common Stock at an average price of $9.74 per share.

WARRANTS

         In June 1998, we issued to each of Marshall Capital Management, Inc. ("Marshall Capital") and CC Investments LDC ("CC Investments") warrants to purchase shares of our Common Stock. In June 2001, Marshall capital and CC Investments each exercised their entire warrant of 87,232 shares of our Common Stock.

         In October 1999 we issued a warrant to Manchester Securities Corporation ("Manchester"). In November 2000, Manchester effected a net-issue exercise of the entire warrant for 436,487 shares of our Common Stock.

6. STOCK OPTIONS

         In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan (the "Stock Plan"). Under the terms of the Stock Plan, key employees and nonemployees may be granted options to purchase up to 10,244,131 shares of our Common Stock. The majority of options granted typically have 10-year terms and vest either annually over three years, or fully vest at the end of three years. In addition, we have programs where options are subject to accelerated vesting based on the performance of our stock price over a specified period of time ranging from one to three years.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. STOCK OPTIONS (CONTINUED)

         A summary of changes in outstanding options and common shares reserved under the Stock Plan is as follows:

                                                                                             WEIGHTED AVERAGE
                                                       SHARES AVAILABLE        OPTIONS      EXERCISE PRICE PER
                                                          FOR GRANT          OUTSTANDING          SHARE
                                                     ---------------------------------------------------------
   Balance at December 31, 1998.....................        1,594,988          4,247,192        $  7.75
     Shares authorized .............................               --                 --             --
     Granted .......................................       (3,646,294)         3,646,294           4.99
     Exercised .....................................               --           (643,205)          6.39
     Canceled ......................................        2,520,708         (2,520,708)          7.95
                                                     ----------------------------------------
   Balance at December 31, 1999 ....................          469,402          4,729,573           5.70
     Shares authorized .............................        2,500,000                 --             --
     Granted .......................................       (2,560,986)         2,560,986          11.20
     Exercised .....................................               --           (506,146)          6.43
     Canceled ......................................          976,156           (976,156)          6.40
                                                     ----------------------------------------
   Balance at December 31, 2000 ....................        1,384,572          5,808,257           7.94
     Shares authorized .............................        1,250,000                 --             --
     Granted .......................................       (2,462,308)         2,462,308          12.64
     Exercised .....................................               --           (781,300)          5.14
     Canceled ......................................          785,723           (785,723)          9.12
                                                     ----------------------------------------
   Balance at December 31, 2001 ....................          957,987          6,703,542         $ 9.86
                                                     ========================================

The following table summarizes information about the stock options outstanding at December 31, 2001:

                                         Options Outstanding                            Options Exercisable
                          -----------------------------------------------------     ---------------------------
                                              Weighted           Weighted                          Weighted
                              Number     Average Remaining        Average          Number          Average
Range of Exercise Price    Outstanding    Contractual Life    Exercise Price     Exercisable    Exercise Price
---------------------------------------------------------------------------------------------------------------
$  .01 - $ 3.03              134,073         4.6 years           $  1.98            98,425        $  1.71
$ 3.03 - $ 6.05            1,403,259         7.4 years              3.86           914,397           3.97
$ 6.05 - $ 9.08              752,538         6.8 years              6.77           449,336           6.65
$ 9.08 - $12.10            2,721,203         8.5 years             10.20           520,810          10.06
$12.10 - $15.13              648,069         9.1 years             13.53            49,429          13.46
$15.13 - $18.15              771,250         8.8 years             16.85           133,008          17.20
$18.15 - $21.18              108,250         9.2 years             18.61            53,416          18.55
$21.18 - $24.20              145,900         8.7 years             22.45            38,461          22.62
$24.20 - $27.23               19,000         7.2 years             25.89            11,665          25.91
                         -------------                                         -------------
$  .01 - $27.23            6,703,542         8.1 years           $  9.86         2,268,947        $  7.56
                         =============                                         =============

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. STOCK OPTIONS (CONTINUED)

         Options outstanding under the Stock Plan expire at various dates from 2002 to 2011. The number of options exercisable as of December 31, 2001, 2000, and 1999, was 2,268,947, 1,761,057, and 1,062,353, at weighted average exercise prices of $7.56, $6.21, and $7.13, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 2001, 2000, and 1999 are $9.86, $7.94 and $5.70 and 8.1,
8.5, and 8.1 years, respectively.

         We had an executive stock option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. During the life of this program, 1,390,000 options were granted, while 81,000 options remain exercisable as of December 31, 2001. For the year ended December 31, 1999, we recognized $4,740 of compensation expense related to the vesting of options under this program.

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

         Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: a risk-free interest rate of 6.0%; volatility factors of the expected market price of our Common Stock of .99, 1.17, and 1.27; no expected dividends; and a weighted average expected life of the option of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                  2001         2000        1999
                                                              -------------------------------------
             Pro forma net loss                                $(17,643)    $(27,500)    $(53,278)
                                                              =====================================

             Pro forma basic and diluted net loss per share    $   (.63)    $  (1.09)    $  (2.76)
                                                              =====================================

7. INCOME TAXES

         There was no income tax expense for the years ended December 31, 2001 and 2000. Income tax expense of $900 was reported for the year ended December 31, 1999.

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7. INCOME TAXES (CONTINUED)

         The effective tax rate differs from the statutory tax rate primarily as a result of the following:

                                                                          YEAR ENDED DECEMBER 31
                                                                  -------------------------------------
                                                                       2001         2000        1999
                                                                  -------------------------------------
            Income taxes at statutory rate .....................    $ (3,050)    $ (6,518)    $(14,959)
            State taxes, net of federal benefit ................        (353)        (731)      (1,705)
            Foreign taxes ......................................          --           --           --
            Change in valuation allowance ......................       3,353        7,195       17,494
            Other ..............................................          50           54           70
                                                                  -------------------------------------
            Income tax expense .................................    $     --     $     --     $    900
                                                                  =====================================


         Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                  -------------------------------------
                                                                      2001         2000         1999
                                                                  -------------------------------------
         Deferred tax assets:
           Accrued liabilities .................................    $    872     $  1,219     $  1,591
           Stock option compensation expense ...................          --           --        3,120
           Liabilities .........................................         179          139          113
           Tax over book amortization ..........................         (83)        (196)        (295)
           Book over tax depreciation ..........................         171          171          171
           Income tax credits ..................................         478          478          478
           Net operating loss carryforward .....................      51,455       44,133       34,211
                                                                  -------------------------------------
         Total deferred tax assets before valuation allowance ..      53,072       45,944       39,389
         Less valuation allowance ..............................     (50,372)     (43,244)     (36,689)
                                                                  -------------------------------------
         Net deferred tax assets ...............................    $  2,700     $  2,700     $  2,700
                                                                  =====================================

         SFAS No. 109, "Accounting for Income Taxes," requires the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that benefits of deferred tax assets will not be realized. We believe it is more likely than not that the net deferred tax assets of $2,700 at December 31, 2001 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

         At December 31, 2001, we had net operating loss (NOL) carryforwards of $128,634 that are available to offset taxable income through 2021. These carryforwards are subject to the limitations of Internal Revenue Code Section
382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $29,700 related to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.

         Federal income taxes were not paid in 2001, 2000, or 1999.

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

         We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements, as the Advanced Technology segment is reimbursed on a cost-plus basis from the various agencies of the U.S. government. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Revenue is recognized at time of shipment or recognized ratably over the service period for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology, and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

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

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


10. SEGMENT INFORMATION (CONTINUED)

         Significant components of our segments are as follows:

YEAR ENDED DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------
                                                 Products and    Advanced
                                                   Services     Technology
                                                   Segment        Segment       Corporate       Total
---------------------------------------------------------------------------------------------------------
Revenues from external customers ............    $   48,353     $    4,114     $       --     $   52,467
Depreciation expense ........................         2,306             97             30          2,433
Segment gross profit ........................        42,573          1,314             --         43,887
Segment operating loss ......................        (3,881)        (1,733)        (4,226)        (9,840)
Interest income .............................            --             --            870            870
Segment assets ..............................        20,257            760         23,816         44,833
Expenditures for long-lived assets ..........         3,358             19             35          3,412
---------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------
                                                 Products and    Advanced
                                                   Services     Technology
                                                   Segment        Segment       Corporate       Total
---------------------------------------------------------------------------------------------------------
Revenues from external customers ............    $   34,649     $    4,471     $       --     $   39,120
Depreciation expense ........................         1,826            168             27          2,021
Segment gross profit ........................        25,793          1,433             --         27,226
Segment operating loss ......................       (14,776)        (2,203)        (4,502)       (21,481)
Interest income .............................            --             --          2,311          2,311
Segment assets ..............................        14,791          1,079         29,101         44,971
Expenditures for long-lived assets ..........         3,799             12             47          3,858
---------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------
                                                 Products and    Advanced
                                                   Services     Technology
                                                   Segment        Segment       Corporate       Total
---------------------------------------------------------------------------------------------------------
Revenues from external customers ............    $   22,546     $    4,567     $       --     $   27,113
Depreciation expense ........................         1,300            152             20          1,472
Segment gross profit ........................         7,719            613             --          8,332
Segment operating loss ......................       (27,769)        (4,587)       (12,014)       (44,370)
Interest income .............................            --             --            363            363
Segment assets ..............................        13,170          1,014         11,645         25,829
Expenditures for long-lived assets ..........         1,963             42             29          2,034
---------------------------------------------------------------------------------------------------------

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


10. SEGMENT INFORMATION (CONTINUED)

         International sales accounted for 25%, 19%, and 11% of total revenue for the years 2001, 2000, and 1999, respectively. Major foreign markets for our products include Europe and the Pacific Rim. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                    YEAR ENDED DECEMBER 31
                                            ------------------------------------
                                                2001         2000         1999
            --------------------------------------------------------------------
            Revenues:
               United States sales ........   $39,192      $31,844      $24,198
               International sales ........    13,275        7,276        2,915
                                            ------------------------------------
                                              $52,467      $39,120      $27,113
                                            ====================================


11. PROFESSIONAL SERVICES

         In March 2000, we sold our Professional Services group to Guardent, Inc. for net proceeds of $4,296. We have included the gain on this transaction of $1,617 in other income.

12. LETTER OF CREDIT

         We have a $98 letter of credit agreement with a bank securing certain sales-leaseback obligations discussed in Note 4, "Leases." This letter of credit will expire on October 1, 2002. We also have a $380 letter of credit agreement with a bank securing rental space for our San Jose office. This letter of credit automatically renews for a one year period each year through March 31, 2008.

13. SUBSEQUENT EVENTS (UNAUDITED)

         On February 23, 2002, we completed our acquisition of the assets of the Gauntlet(TM) firewall and VPN business from Network Associates Inc.. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price was 300,354 shares of common stock valued at $5 million. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction will be accounted for as a purchase in accordance with FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets", as described in Note 1, "Summary of Significant Accounting Policies."

                          SECURE COMPUTING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


14. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  QUARTER ENDED
                                             -----------------------------------------------------------
                                                MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             -----------------------------------------------------------
2001
Net revenue ................................    $ 11,243      $ 12,565       $ 13,494        $ 15,165
Gross profit ...............................       8,655        10,449         11,449          13,334
Net loss ...................................      (4,491)       (3,189)        (1,536)            246
Net loss per share - basic and diluted .....       (0.16)        (0.11)         (0.05)           0.01

2000
Net revenue ................................    $  7,512      $  8,822       $ 10,615        $ 12,171
Gross profit ...............................       4,668         6,139          7,576           8,843
Net loss ...................................      (6,483)       (5,745)        (4,875)         (2,067)*
Net loss per share - basic and diluted .....       (0.27)        (0.23)         (0.19)          (0.08)*


         *The quarter ended December 31, 2000, includes a $1,617 gain, or $0.06 per share, related to the sale of our Professional Services group to Guardent, Inc. as described in Note 13. Net loss before the effect of the gain was $(3,684), or $(0.14) per share.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 18, 2002

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SECURE COMPUTING CORPORATION

Date: March 26, 2002        By /s/ John McNulty
                            -------------------
                            John McNulty
                            Chairman and Chief Executive Officer

POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John McNulty and Timothy Steinkopf or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002.

Signature                           Title
---------                           -----

   /s/ John McNulty                 Chairman and Chief Executive Officer
--------------------------------    (Principal Executive Officer)
John McNulty

   /s/ Timothy P. McGurran          President and Chief Operating Officer
--------------------------------
Timothy P. McGurran

   /s/ Timothy J. Steinkopf         Senior Vice President and Chief Financial
--------------------------------    Officer (Principal Financial and Accounting
Timothy J. Steinkopf                Officer)

   /s/ Robert J. Frankenberg        Director
--------------------------------
Robert J. Frankenberg

   /s/ James F. Jordan              Director
--------------------------------
James F. Jordan

   /s/ Stephen M. Puricelli         Director
--------------------------------
Stephen M. Puricelli

   /s/ Eric P. Rundquist            Director
--------------------------------
Eric P. Rundquist

   /s/ Alexander Zakupowsky, Jr.    Director
--------------------------------
Alexander Zakupowsky, Jr.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                              Additions
                                             Balance at      Charged to
                                             Beginning        Costs and          Less            Balance at
Description                                   of Year         Expenses        Deductions        End of Year
-----------                                  --------         --------        ----------        -----------
YEAR ENDED DECEMBER 31, 2001:
  Sales return allowance .............     $    904,000     $     31,000     $   (353,000)     $    582,000
  Allowance for doubtful accounts ....          871,000          399,000         (448,000)          822,000
                                          ------------------------------------------------------------------
      Total ..........................     $  1,775,000     $    430,000     $   (801,000)     $  1,404,000
                                          ==================================================================

YEAR ENDED DECEMBER 31, 2000:
  Sales return allowance .............     $    710,000     $    270,000     $    (76,000)     $    904,000
  Allowance for doubtful accounts ....          710,000          347,000         (186,000)          871,000
                                          ------------------------------------------------------------------
      Total ..........................     $  1,420,000     $    617,000     $   (262,000)     $  1,775,000
                                          ==================================================================

YEAR ENDED DECEMBER 31, 1999:
  Sales return allowance .............     $    527,000     $    513,000     $   (330,000)     $    710,000
  Allowance for doubtful accounts ....          900,000          634,000         (824,000)          710,000
                                          ------------------------------------------------------------------
      Total ..........................     $  1,427,000     $  1,147,000     $ (1,154,000)     $  1,420,000
                                          ==================================================================