Form 10-Q
period 2002-03-31
SECURE COMPUTING CORP
filed 2002-05-15
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

(Mark One)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Quarterly Period Ended March 31, 2002

                                       or

    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Transition Period From __________ to __________.

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

                                 (408) 979-6100
          ------------------------------------------------------------
               Registrant's telephone number, including area code

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

         Yes |X|       No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 29,312,568 issued and outstanding as of May 10, 2002.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 2002
              (Unaudited) and December 31, 2001..........................      3

          Condensed Consolidated Statements of Operations (Unaudited) for
              the three months ended March 31, 2002 and 2001.............      4

          Condensed Consolidated Statements of Cash Flows (Unaudited) for
              the three months ended March 31, 2002 and 2001.............      5

          Notes to the Condensed Consolidated Financial Statements
              (Unaudited)................................................  6 - 9

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................10 - 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....     13



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     14

Item 2.   Changes in Securities..........................................     14

Item 3.   Defaults upon Senior Securities................................     14

Item 4.   Submission of Matters to a Vote of Security Holders............     14

Item 5.   Other Information..............................................     15

Item 6.   Exhibits and Reports on Form 8-K...............................     15

          Signatures ....................................................     16

                          PART I. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         March 31,       December 31,
                                                                           2002              2001
                                                                        (Unaudited)       (See note)
                                                                       ------------      ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $     18,817      $     15,956
   Investments                                                                2,476             5,085
   Accounts receivable, net                                                   8,054            11,006
   Inventories                                                                  578               757
   Other current assets                                                       4,013             3,190
                                                                       ------------      ------------
     Total current assets                                                    33,938            35,994

PROPERTY AND EQUIPMENT, NET                                                   6,339             5,792
GOODWILL                                                                     15,879                --
OTHER ASSETS                                                                  3,077             3,047
                                                                       ------------      ------------
                                                                       $     59,233      $     44,833
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $      2,804      $      1,859
   Accrued payroll                                                            1,845             3,523
   Other accrued expenses                                                     3,439             1,601
   Deferred revenue                                                          17,477             9,154
                                                                       ------------      ------------
     Total current liabilities                                               25,565            16,137

STOCKHOLDERS' EQUITY
   Convertible preferred stock, par value $.01 per share:
     Authorized -2,000,000 shares; issued and outstanding shares -               --                --
     none
   Common Stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - March 31, 2002- 29,291,170 and
     December 31, 2001 - 28,830,992                                             293               288
   Additional paid-in capital                                               154,862           148,585
   Accumulated deficit                                                     (120,960)         (119,687)
   Foreign currency translation                                                (527)             (490)
                                                                       ------------      ------------
     Total stockholders' equity                                              33,668            28,696
                                                                       ------------      ------------
                                                                       $     59,233      $     44,833
                                                                       ============      ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   Three months ended March 31,
                                                                    2002                2001
                                                                --------------------------------
Products and services revenue                                   $     12,464        $     10,220
Advanced Technology contracts revenue                                    991               1,023
                                                                ------------        ------------
                                                                      13,455              11,243

Cost of revenue                                                        1,901               2,588
                                                                ------------        ------------
Gross profit                                                          11,554               8,655


Operating expenses:
   Selling and marketing                                               8,457               8,606
   Research and development                                            3,493               3,670
   General and administrative                                          1,093               1,081
                                                                ------------        ------------
                                                                      13,043              13,357
                                                                ------------        ------------
Operating loss                                                        (1,489)             (4,702)

Interest and other income                                                216                 211
                                                                ------------        ------------
Net loss                                                        $     (1,273)       $     (4,491)
                                                                ============        ============

Net loss per share - basic and diluted                          $       (.04)       $       (.16)
                                                                ============        ============

Weighted average shares outstanding                                   29,032              27,517
                                                                ============        ============


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                 Three months ended March 31,
                                                                   2002                2001
                                                               ---------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          $       (434)       $     (2,722)


INVESTING ACTIVITIES
   Proceeds from sales of investments                                 2,799              13,831
   Purchase of investments                                             (190)                 --
   Purchase of property and equipment                                  (458)             (1,047)
   Increase in other intangibles and other                             (101)               (362)
     assets
                                                               ------------        ------------
     Net cash provided by investing activities                        2,050              12,422

FINANCING ACTIVITIES
   Payments related to issuance of preferred stock                       --                 (36)
   Proceeds from issuance of common stock                             1,282                 667
                                                               ------------        ------------
     Net cash provided by financing activities                        1,282                 631

EFFECT OF EXCHANGE RATE CHANGES                                         (37)                (14)
                                                               ------------        ------------

   Increase in cash and cash equivalents                              2,861              10,317
    Cash and cash equivalents beginning of period                    15,956              12,496
                                                               ------------        ------------
    Cash and cash equivalents at end of period                 $     18,817        $     22,813
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

2.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2001 Condensed Balance Sheet is derived from our audited Balance Sheet as of December 31, 2001. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual 10-K Report for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the first quarter of 2002 and 2001, total comprehensive loss amounted to ($1,310) and ($4,505) respectively.

4.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

                          SECURE COMPUTING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


5.       ACQUISITION OF THE GAUNTLET(TM) FIREWALL AND VPN BUSINESS

         In February 2002, we completed our acquisition of the assets of the Gauntlet(TM) firewall and VPN business from Network Associates Inc. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price was 300,354 shares of common stock valued at $5 million. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction will be accounted for as a purchase in accordance with FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets", as described in Note 4, "Recently Issued Accounting Standards."

         The following unaudited pro forma combined summary statements of operations information for the three months ended March 31, 2002 and 2001 respectively was prepared in accordance with FASB Statement No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of our future results.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2002           2001
                                                      ----------     ----------
              Products and services revenue ......    $   13,746     $   15,312
              Net loss ...........................    $   (1,569)    $   (3,555)
              Net loss per share - basic and
              diluted ............................    $     (.05)    $     (.13)

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

         Significant components of our segments are as follows:

                                             PRODUCTS AND     ADVANCED
                                               SERVICES      TECHNOLOGY
THREE MONTHS ENDED MARCH 31, 2002              SEGMENT         SEGMENT      CORPORATE        TOTAL
------------------------------------------    ----------     ----------     ----------    ----------
   Revenues from external customers ......    $   12,464     $      991     $       --    $   13,455
   Depreciation expense ..................           612              4              7           623
   Segment gross profit ..................        11,197            357             --        11,554
   Segment operating income/(loss) .......        (2,256)          (326)         1,093        (1,489)
   Other income ..........................            --             --            216           216
   Segment assets ........................        18,062          1,217         39,954        59,233
   Expenditures for long lived assets ....        15,965             --             15        15,980
                                              ----------     ----------     ----------    ----------

                          SECURE COMPUTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


6.       SEGMENT INFORMATION (CONTINUED)

                                              PRODUCTS AND    ADVANCED
                                                SERVICES     TECHNOLOGY
THREE MONTHS ENDED MARCH 31, 2001               SEGMENT        SEGMENT      CORPORATE         TOTAL
------------------------------------------    ----------     ----------     ----------     ----------
   Revenues from external customers ......    $   10,220     $    1,023     $       --     $   11,243
   Depreciation expense ..................           543             25              9            577
   Segment gross profit ..................         8,449            206             --          8,655
   Segment operating loss ................        (3,041)          (580)        (1,081)        (4,702)
   Other income ..........................            --             --            211            211
   Segment assets ........................        13,795            833         25,592         40,220
   Expenditures for long lived assets ....         1,395             --             14          1,409
                                              ----------     ----------     ----------     ----------

         International sales accounted for 25 percent and 32 percent of total revenue for the three months ended March 31, 2002 and 2001 respectively. Major foreign markets for our products include Europe and the Pacific Rim. In each country, we have independent channel partners that are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2002          2001
                                                      ----------    ----------
                 Revenues:
                    United States sales ..........    $   10,339    $    7,603
                    International sales ..........         3,116         3,640
                                                      ----------    ----------
                                                      $   13,455    $   11,243
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

         In addition, the following information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report, the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2002, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

         REVENUE. Our revenue increased 21 percent to $13.5 million for the first quarter of 2002 up from $11.2 million in the same period of 2001. Products and services revenue was $12.5 million for the quarter, an increase of 23 percent over the same period in 2001. The year over year products and services revenue growth we experienced was driven by an increase in business coming through our channel and OEM partners. In addition, price increases implemented across all product lines in the first half of 2001 contributed to the increase in revenue. For the second through fourth quarters of 2002, we expect year over year revenue growth of 42 percent, 46 percent, and 51 percent, respectively. As a result, the entire year Product and Services revenue growth is expected to be 41 percent. Advanced Technology contract revenue was $991,000 for the quarter, consistent with the same period in 2001 and consistent with our strategy of focusing only those development contracts that add value to our commercial product and services offerings. Advanced Technology revenue is projected to remain fairly constant at $1 million, in each of the second through fourth quarters of 2002.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 77 percent in the first quarter of 2001 to 86 percent in 2002. This improvement was driven primarily by our success in growing our higher margin software revenue. We expect aggregate gross profit to be approximately 88 percent for 2002.

         SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources. Selling and marketing expense decreased 2 percent to $8.5 million in the first quarter of 2002 from $8.6 million in the same period of 2001. This decrease was primarily the result of the timing of discretionary spending for tradeshows and other marketing activities. As a percentage of revenue, selling and marketing expense was 63 percent for the quarter compared to 77 percent in the same period of 2001. Selling and marketing expenses are expected to grow sequentially by approximately 16 percent, 4 percent and 7 percent in each of the second, third, and fourth quarters of 2002, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources. Research and development expense decreased by 5 percent to $3.5 million in the first quarter of 2002 from $3.7 million in the same period of 2001. As a percentage of revenue, research and development expense was 26 percent for the quarter compared to 33 percent in 2001. We expect quarterly research and development expenses to grow sequentially by approximately 14 percent in the second quarter of 2002 and remain at those levels in the third and fourth quarters of 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense of $1.1 million in the first quarter of 2002 remained consistent with the same period of 2001. As a percentage of revenue, general and administrative expenses were 8 percent for the first quarter of 2002 compared to 10 percent for the first quarter of 2001. General and administrative expenses are expected to grow sequentially by approximately 12 percent in the second quarter of 2002 and remain at those levels in the third and fourth quarters of 2002.

         INTEREST AND OTHER INCOME. Net interest and other income was $216,000 in the first quarter of 2002, an increase from $211,000 in the same period of 2001. The increase reflects slightly higher average cash and investment balances in 2002 as compared to 2001.

         INCOME TAXES. We recognized no income tax expense or tax benefit for either of the periods in 2002 or 2001. We believe it is more likely than not that deferred tax assets, which total $2.7 million at March 31, 2002, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments increased by $252,000 from December 31, 2001 to March 31, 2002. The increase resulted primarily from collections of accounts receivable offset by the use of cash to fund operations and purchase capital equipment. As of March 31, 2002, we had working capital of $8.4 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and license technology or products related to our line of business.

         Capital additions in the first three months of 2002 were $1.2 million and were primarily made up of computer equipment, technology upgrades and leasehold improvements. The Company expects to invest another $1.7 million throughout the remainder of 2002 mainly for computer equipment and technology upgrades.

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

FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

* FOR THE SECOND THROUGH FOURTH QUARTERS OF 2002, WE EXPECT YEAR OVER YEAR REVENUE GROWTH OF 42 PERCENT, 46 PERCENT, AND 51 PERCENT, RESPECTIVELY. AS A RESULT, THE ENTIRE YEAR PRODUCT AND SERVICES REVENUE GROWTH IS EXPECTED TO BE 41 PERCENT. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services and other general uncertainties, and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* ADVANCED TECHNOLOGY REVENUE IS PROJECTED TO REMAIN FAIRLY CONSTANT AT $1 MILLION, IN EACH OF THE SECOND THROUGH FOURTH QUARTERS OF 2002. Meeting this expectation depends upon our ability to maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

* WE EXPECT AGGREGATE GROSS PROFIT TO BE APPROXIMATELY 88 PERCENT FOR 2002. Meeting this expectation depends upon our ability to achieve a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for the Company's products and services, and other general uncertainties, and weaknesses in geographic regions of the world delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

* SELLING AND MARKETING EXPENSES ARE EXPECTED TO GROW SEQUENTIALLY BY APPROXIMATELY 16 PERCENT, 4 PERCENT AND 7 PERCENT IN EACH OF THE SECOND, THIRD, AND FOURTH QUARTERS OF 2002, RESPECTIVELY. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate a full scale product marketing and branding campaign, or decreased products and services revenue resulting in lower selling expense. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* WE EXPECT QUARTERLY RESEARCH AND DEVELOPMENT EXPENSES TO GROW SEQUENTIALLY BY APPROXIMATELY 14 PERCENT IN THE SECOND QUARTER OF 2002 AND REMAIN AT THOSE LEVELS IN THE THIRD AND FOURTH QUARTERS OF 2002. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Fluctuations in revenue from quarter to quarter will likely have an increasingly significant impact on our results of operations. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including general market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

* GENERAL AND ADMINISTRATIVE EXPENSES ARE EXPECTED TO GROW SEQUENTIALLY BY APPROXIMATELY 12 PERCENT IN THE SECOND QUARTER OF 2002 AND REMAIN AT THOSE LEVELS IN THE THIRD AND FOURTH QUARTERS OF 2002. This expectation depends on us maintaining the current anticipated level of spending which may not occur due to unexpected increases in such costs.

* WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT MARCH 31, 2002, WILL BE REALIZED. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved at our Annual Meeting of Stockholders held on May 9, 2002:

a)   The following directors were elected:

                                  Number of Common Shares Voted
Directors                            For               Withhold
--------------------------------------------------------------------------------
Eric P. Rundquist                 25,362,150            807,410
Alexander Zakupowsky, Jr.         25,417,708            751,852

         These directors were elected to a three year term commencing upon their election. Directors, John McNulty, Timothy McGurran, Robert Frankenberg, Stephen Puricelli, and James Jordan continue in office until expiration of their respective roles.

b)   Amendment of the Amended and Restated 1995 Omnibus Stock Plan:

                                  Number of Common Shares Voted
1995 Omnibus Stock Plan           For      Against     Abstain   Broker Non Vote
--------------------------------------------------------------------------------
Amendment of the Amended and   7,151,555  12,083,695    68,643      6,889,603
Restated Omnibus Stock Plan

c)   The stockholders also approved the following proposal:

                                           Number of Common Shares Voted
Independent Auditors                     For         Against      Abstain
--------------------------------------------------------------------------------
Ratification of Ernst & Young LLP     25,926,792     232,339       10,429
As Independent Auditors


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         None


(b)      REPORTS ON FORM 8-K:

         A Form 8-K was filed on March 11, 2002. Pursuant to Item 2 of Form 8-K, relating to the Company's acquisition of the Gauntlet(TM) and VPN business from Network Associates Inc.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURE COMPUTING CORPORATION


DATE: May 14, 2002                      By:  /s/ Timothy J. Steinkopf
                                           -------------------------------------
                                            Timothy J. Steinkopf,
                                             Senior Vice President of Operations
                                               and Chief Financial Officer
                                             (Duly authorized officer and
                                             Principal Financial Officer)