Form 10-Q
period 2002-06-30
SECURE COMPUTING CORP
filed 2002-08-14
CIK 1001916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002

      or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

                         Commission file number 0-27074
                                                -------

                          SECURE COMPUTING CORPORATION
             (Exact name of registrant as specified in its charter)
       ------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.01 par value - 29,375,909 issued and outstanding as of August 8, 2002.

                          SECURE COMPUTING CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2002
             (Unaudited) and December 31, 2001..........................      3

         Condensed Consolidated Statements of Operations (Unaudited)
             for the three and six months ended June 30, 2002 and 2001..      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the six months ended June 30, 2002 and 2001............      5

         Notes to the Condensed Consolidated Financial Statements
             (Unaudited)................................................  6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................. 9 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     13



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     14

Item 2.  Changes in Securities..........................................     14

Item 3.  Defaults upon Senior Securities................................     14

Item 4.  Submission of Matters to a Vote of Security Holders............     14

Item 5.  Other Information..............................................     14

Item 6.  Exhibits and Reports on Form 8-K...............................     14

         Signatures .....................................................    15

                          PART 1. FINANCIAL INFORMATION

                          SECURE COMPUTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   June 30,    December 31,
                                                                     2002          2001
                                                                 (Unaudited)    (See Note)
                                                                  ---------     ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $  14,566     $  15,956
   Investments                                                        3,715         5,085
   Accounts receivable, net                                           9,348        11,006
   Inventories                                                          670           757
   Other current assets                                               3,390         3,190
                                                                  ---------     ---------
     Total current assets                                            31,689        35,994

PROPERTY AND EQUIPMENT, NET                                           6,251         5,792
GOODWILL                                                             15,879            --
OTHER ASSETS                                                          3,191         3,047
                                                                  ---------     ---------
                                                                  $  57,010     $  44,833
                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   1,853     $   1,859
   Accrued payroll                                                    2,421         3,523
   Other accrued expenses                                             2,916         1,601
   Litigation settlement accrual                                      7,258            --
   Deferred revenue                                                  15,562         9,154
                                                                  ---------     ---------
     Total current liabilities                                       30,010        16,137

STOCKHOLDERS' EQUITY
   Common stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding - June 30, 2002- 29,366,726 and
     December 31, 2001 - 28,830,992                                     294           288
   Additional paid-in capital                                       155,290       148,585
   Accumulated deficit                                             (128,039)     (119,687)
    Foreign currency translation                                       (545)         (490)
                                                                  ---------     ---------
     Total stockholders' equity                                      27,000        28,696
                                                                  ---------     ---------
                                                                  $  57,010     $  44,833
                                                                  =========     =========

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

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                   2002         2001         2002         2001
                                                 ---------------------     ---------------------
Products and services revenue                    $ 15,578     $ 11,444     $ 28,042     $ 21,664
Advanced Technology contracts revenue               1,033        1,121        2,024        2,144
                                                 --------     --------     --------     --------
                                                   16,611       12,565       30,066       23,808

Cost of revenue                                     1,650        2,116        3,551        4,704
                                                 --------     --------     --------     --------
Gross profit                                       14,961       10,449       26,515       19,104

Operating expenses:
   Selling and marketing                            9,828        9,196       18,285       17,802
   Research and development                         3,693        3,603        7,186        7,273
   General and administrative                       1,332        1,052        2,425        2,133
                                                 --------     --------     --------     --------
                                                   14,853       13,851       27,896       27,208
                                                 --------     --------     --------     --------
Operating income/(loss)                               108       (3,402)      (1,381)      (8,104)

Other non-recurring expense                        (7,258)          --       (7,258)          --
Interest and other income                              71          213          287          424
                                                 --------     --------     --------     --------
Loss before income taxes                           (7,079)      (3,189)      (8,352)      (7,680)

Income tax expense
                                                 --------     --------     --------     --------
Net loss                                         $ (7,079)    $ (3,189)    $ (8,352)    $ (7,680)
                                                 ========     ========     ========     ========

Net loss per share - basic and diluted           $  (0.24)    $  (0.11)    $  (0.29)    $  (0.28)
                                                 ========     ========     ========     ========

Shares used in computing net loss per share -
   basic and diluted                               29,306       27,942       29,170       27,633
                                                 ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                          SECURE COMPUTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                       Six months ended June 30,
                                                           2002         2001
                                                         ---------------------

NET CASH USED IN OPERATING ACTIVITIES                    $ (3,054)    $ (5,470)

INVESTING ACTIVITIES
    Proceeds from sales of investments                      4,610       13,831
    Purchase of investments                                (3,240)      (1,516)
    Purchase of property and equipment                     (1,091)      (1,693)
    Increase in intangibles and other assets                 (271)        (499)
                                                         --------     --------
      Net cash provided by investing activities                 8       10,123

FINANCING ACTIVITIES
    Costs associated with issuance of Preferred Stock          --          (38)
    Proceeds from issuance of Common Stock                  1,711        1,974
    Proceeds from exercise of Warrants                         --        2,082
                                                         --------     --------
      Net cash provided by financing activities             1,711        4,018
                                                         --------     --------

EFFECT OF EXCHANGE RATE CHANGES                               (55)        (293)
                                                         --------     --------

    Increase (decrease) in cash and cash equivalents       (1,390)       8,378
    Cash and cash equivalents beginning of period          15,956       12,496
                                                         --------     --------
    Cash and cash equivalents ending of period           $ 14,566     $ 20,874
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


2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2001 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2001. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual 10-K Report for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.


3. SIGNIFICANT ACCOUNTING POLICIES

         Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity and included in comprehensive income. During the second quarter of 2002 and 2001, total comprehensive loss amounted to ($7,097) and ($3,468) respectively. During the first six months of 2002 and 2001, total comprehensive loss amounted to ($8,407) and ($7,973) respectively.


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


5. ACQUISITION OF THE GAUNTLET(TM)FIREWALL AND VPN BUSINESS

         In February 2002, we completed our acquisition of the assets of the GauntletTM firewall and VPN business from Network Associates Inc.. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price was 300,354 shares of common stock valued at $5 million. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction will be accounted for as a purchase in accordance with FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets", as described in Note 4, "Recently Issued Accounting Standards."


6. SUBSEQUENT EVENT

         In July 2002, we reached a settlement of the class action securities lawsuit that was brought in United States District Court for the Northern District of California on behalf of persons who acquired our common stock between November 10, 1998 and March 31, 1999.

         Subject to court approval, the class action case settled for $10.1 million. $2.8 million in cash will be covered by our insurance. The $7.3 million balance of the settlement will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by us at our sole option.



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

         We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies" included in our Annual 10-K Report for the year ended December 31, 2001. Revenue is recognized at time of shipment and/or when performance of services are complete for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

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


Significant components of our segments are as follows:

                                                 PRODUCTS AND      ADVANCED
                                                   SERVICES       TECHNOLOGY
SIX MONTHS ENDED JUNE 30, 2002                     SEGMENT         SEGMENT            CORPORATE         TOTAL
--------------------------------------------  ----------------- ------------------ --------------- ----------------
   Revenues from external customers .......       $     28,042   $      2,024      $       ---     $     30,066
   Depreciation expense ...................              1,320              8               14            1,342
   Segment gross profit  ..................             25,906            609              ---           26,515
   Segment operating income/(loss) ........              1,756           (712)          (2,425)          (1,381)
   Interest and other income ..............                ---            ---              287              287
   Segment assets .........................             19,062          1,007           36,941           57,010
   Expenditures for long lived assets .....             16,160            ---               29           16,189
                                              ----------------- ------------------ --------------- ----------------


                                                 PRODUCTS AND      ADVANCED
                                                   SERVICES       TECHNOLOGY
SIX MONTHS ENDED JUNE 30, 2001                     SEGMENT          SEGMENT           CORPORATE         TOTAL
--------------------------------------------  ----------------- ------------------ --------------- ----------------
   Revenues from external customers .......       $     21,664   $      2,144      $       ---     $     23,808
   Depreciation expense ...................              1,118             49               16            1,183
   Segment gross profit  ..................             18,521            583              ---           19,104
   Segment operating loss .................             (4,693)        (1,126)          (2,285)          (8,104)
   Interest and other income ..............                ---            ---              424              424
   Segment assets .........................             14,840            710           25,169           40,719
   Expenditures for long lived assets .....              2,159             19               14            2,192
                                              ----------------- ------------------ --------------- ----------------

         International sales accounted for 30 percent and 28 percent of total revenue for the six months ended June 30, 2002 and 2001 respectively. Major foreign markets for our products include Europe and the Pacific Rim. In each country, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

         The following table summarizes information about our international and domestic sales and operations:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       2002            2001
                                                  --------------  -------------
          Revenues:
             United States sales ..............         $21,646        $17,045
             International sales ..............           9,020          6,763
                                                  --------------  -------------
                                                        $30,066        $23,808
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

         In addition, the following information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report, the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2002, as well as the factors identified in Forward Looking Statements below.


RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

         REVENUE. Our revenue increased 32 percent to $16.6 million for the second quarter of 2002 up from $12.6 million in the same period of 2001. Products and services revenue was $15.6 million for the quarter, an increase of 36 percent over 2001. For the third and fourth quarters of 2002, we expect year over year revenue growth of 30 percent and 20 percent, respectively. As a result, the entire year 2002 product and services revenue growth is expected to be 27 percent. Advanced Technology contract revenue was $1.0 million for the quarter, consistent with the same period in 2001 and consistent with our strategy of focusing only on funded development contracts that add value to our commercial product offerings. Advanced Technology revenue is projected to remain fairly constant at approximately $1 million, in each of the third and fourth quarters of 2002.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 83 percent in the second quarter of 2001 to 90 percent in 2002. This improvement was driven primarily by our success in growing our higher margin software revenue. We expect aggregate gross profit to be approximately 90 percent for the remainder of 2002.

         SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 7 percent to $9.8 million in the second quarter of 2002, an increase from $9.2 million in the same period of 2001. The increased spending levels resulted primarily from investment in a stronger sales presence. As a percentage of revenue, selling and marketing expense was 59 percent for the quarter compared to 73 percent in the same period of 2001. Selling and marketing expenses are expected to grow sequentially by approximately 1 percent in each of the third and fourth quarters of 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense increased by 3 percent to $3.7 million in the second quarter of 2002 from $3.6 million in the same period of 2001. The increase resulted primarily from our continued investment in next generation product development and increased headcount related to the acquisition of the GauntletTM Firewall business in the first quarter of 2002. As a percentage of revenue, research and development expense was 22 percent for the quarter compared to 29 percent in 2001. We expect quarterly research and development expenses to grow sequentially by approximately 4 percent in the third quarter of 2002 and remain at that level in the fourth quarter of 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense increased 27% to $1.3 million in the second quarter of 2002 from $1.1 million in the same period of 2001. As a percentage of revenue, general and administrative expenses were 8 percent for the second quarter of 2002 compared to 8 percent for the second quarter of 2001. General and administrative expenses are expected to decline sequentially by approximately 8 percent in the third quarter of 2002 and remain at that level in the fourth quarter of 2002.

         SEPARATION COSTS. In addition to normal operating expenses, we expect to incur $615,000 of expenses in the third quarter of 2002 related to a 6% reduction in headcount, which occurred early in the third quarter of 2002.

         NON-RECURRING EXPENSE. Non-recurring expense of $7.3 million in the second quarter of 2002 pertains to a one-time charge for a litigation settlement. In July 2002, we reached a settlement of the class action securities lawsuit that was brought in United States District Court for the Northern District of California on behalf of persons who acquired our common stock between November 10, 1998 and March 31, 1999.

         Subject to court approval, the class action case settled for $10.1 million. $2.8 million in cash will be covered by our insurance. The $7.3 million balance of the settlement will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by us at our sole option.

         INTEREST AND OTHER INCOME. Net interest and other income was $71,000 in the second quarter of 2002, a decrease from $213,000 in the same period of 2001. The decrease reflects lower average cash and investment balances as well as lower average interest rates in 2002 as compared to 2001.

         INCOME TAXES. We recognized no income tax expense for either of the periods in 2002 or 2001. We believe it is more likely than not that deferred tax assets, which total $2.7 million at June 30, 2002, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

         REVENUE. Our revenue increased 26 percent to $30.1 million for the first six months of 2002 up from $23.8 million in the same period of 2001. Products and services revenue was $28.0 million for the six months, an increase of 29 percent over the same six months of 2001. For the third and fourth quarters of 2002, we expect year over year revenue growth of 30 percent and 20 percent, respectively. As a result, the entire year 2002 product and services revenue growth is expected to be 27 percent. Advanced Technology contract revenue was $2.0 million for the first six months of 2002, a decrease of 6 percent from the first six months of 2001 as we continue our focus on development contracts that add value to our products and services offerings. Advanced Technology revenue is projected to remain fairly constant at approximately $1 million, in each of the third and fourth quarters of 2002.

         GROSS PROFIT. Gross profit as a percentage of revenue increased from 80 percent in the first six months of 2002 to 88 percent in 2001. This improvement was driven primarily by our success in growing our higher margin software revenue. We expect aggregate gross profit to be approximately 90 percent for the remainder of 2002.

         SELLING AND MARKETING. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 3 percent to $18.3 million in the first of six months of 2001 up from $17.8 million in the same period of 2001. The increased spending levels resulted primarily from investment in a stronger sales presence. Selling and marketing expenses are expected to grow sequentially by approximately 1 percent in each of the third and fourth quarters of 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense decreased 1 percent to $7.2 million in the first six months of 2002 down from $7.3 million in the same period of 2001. We expect quarterly research and development expense levels to grow sequentially by approximately 4 percent in the third quarter of 2002 and remain at that level in the fourth quarter of 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and Administrative expense increased 14 percent to $2.4 million in the first six months of 2002 up from $2.1 million in the same period of 2001. General and administrative expenses are expected to decline sequentially by approximately 8 percent in the third quarter of 2002 and remain at that level in the fourth quarter of 2002.

         SEPARATION COSTS. In addition to normal operating expenses, we expect to incur $615,000 of expenses in the third quarter of 2002 related to a 6% reduction in headcount, which occurred early in the third quarter of 2002.

         NON-RECURRING EXPENSE. Non-recurring expense of $7.3 million in the second quarter of 2002 pertains to a one-time charge for a litigation settlement. In July 2002, we reached a settlement of the class action securities lawsuit that was brought in United States District Court for the Northern District of California on behalf of persons who acquired our common stock between November 10, 1998 and March 31, 1999.

         Subject to court approval, the class action case settled for $10.1 million. $2.8 million in cash will be covered by our insurance. The $7.3 million balance of the settlement will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by us at our sole option.

         INTEREST AND OTHER INCOME. Net interest and other income was $287,000 in the first six months of 2002, a decrease from $424,000 in the same period of 2001. The decrease reflects lower average cash and investment balances as well as lower average interest rates in 2002 as compared to 2001.

         INCOME TAXES. We recognized no income tax expense in the first six months of 2002 or 2001. We believe it is more likely than not that deferred tax assets, which total $2.7 million at June 30, 2002, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.


LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and short term investments decreased by $2.8 million from December 31, 2001 to June 30, 2002. The decrease resulted primarily from fewer collections available in Q2 from seasonally lower first quarter revenues and the additional expenses related to the company's acquisition of the GauntletTM firewall business. As of June 30, 2002 we had working capital of $1.7 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

         Capital additions in the first six months of 2002 were $2.3 million and were made up of computer equipment technology upgrades, and leasehold improvements. We expect to invest another $1.0 million throughout the remainder of 2002 mainly for computer equipment and technology upgrades.

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


FORWARD LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

o FOR THE THIRD AND FOURTH QUARTERS OF 2002, WE EXPECT YEAR OVER YEAR REVENUE GROWTH OF 30 PERCENT AND 20 PERCENT, RESPECTIVELY. AS A RESULT, THE ENTIRE YEAR 2002 PRODUCT AND SERVICES REVENUE GROWTH IS EXPECTED TO BE 27 PERCENT. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o ADVANCED TECHNOLOGY REVENUE IS PROJECTED TO REMAIN FAIRLY CONSTANT AT APPROXIMATELY $1 MILLION, IN EACH OF THE THIRD AND FOURTH QUARTERS OF 2002. Meeting this expectation depends upon our ability to maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

o WE EXPECT AGGREGATE GROSS PROFIT TO BE APPROXIMATELY 90 PERCENT FOR THE REMAINDER OF 2002. Meeting this expectation depends upon our ability to maintain a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for the Company's products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

o SELLING AND MARKETING EXPENSES ARE EXPECTED TO GROW SEQUENTIALLY BY APPROXIMATELY 1 PERCENT IN EACH OF THE THIRD AND FOURTH QUARTERS OF 2002. This expectation depends on us maintaining the current anticipated level of selling and marketing expenses, which may not occur due to unexpected increases in such costs or because of a need to accelerate selling and marketing expenditures, or decreased products and services revenue. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o WE EXPECT QUARTERLY RESEARCH AND DEVELOPMENT EXPENSE LEVELS TO GROW SEQUENTIALLY BY APPROXIMATELY 4 PERCENT IN THE THIRD QUARTER OF 2002 AND REMAIN AT THAT LEVEL IN FOURTH QUARTER OF 2002. This expectation depends on us maintaining the current anticipated level of product development, which may not occur due to unexpected increases in such costs or because of a need to accelerate or begin new product development. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

o GENERAL AND ADMINISTRATIVE EXPENSES ARE EXPECTED TO DECLINE SEQUENTIALLY BY APPROXIMATELY 8 PERCENT IN THE THIRD QUARTER OF 2002 AND REMAIN AT THAT LEVEL IN FOURTH QUARTER OF 2002. This expectation depends on us attaining our anticipated level of spending which may not occur due to unexpected increases in such costs.

o IN ADDITION TO NORMAL OPERATING EXPENSES, WE EXPECT TO INCUR $615,000 OF EXPENSES IN THE THIRD QUARTER OF 2002 RELATED TO A 6% REDUCTION IN HEADCOUNT, WHICH OCCURRED EARLY IN THE THIRD QUARTER OF 2002. This expectation depends on timely and favorable receipt of employee separation agreements which may or may not occur.

o WE BELIEVE IT IS MORE LIKELY THAN NOT THAT DEFERRED TAX ASSETS, WHICH TOTAL $2,700,000 AT JUNE 30, 2002, WILL BE REALIZED. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

          o    unexpected increases in operating expenses; or

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

                          SECURE COMPUTING CORPORATION
                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Beginning on April 2, 1999, several purported securities class action complaints were filed and consolidated in the United States District Court for the Northern District of California against us and certain of our present and former directors and officers by persons who acquired our stock between November 10, 1998 and March 31, 1999. Plaintiffs allege that defendants made false and misleading statements about our business condition and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs seek unspecified monetary damages. The court denied defendants' motion to dismiss and defendants answered and denied all allegations of wrongdoing. In July 2002, we reached a settlement of the class action. Subject to court approval, the class action settled for $10.1 million. $2.8 million in cash will be covered by Secure's insurance. The $7.3 million balance of the settlement will be contributed by the company in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by the company at its sole option.

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

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K:

         A form 8-K was not filed during the quarter ended June 30, 2002.

                          SECURE COMPUTING CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SECURE COMPUTING CORPORATION


DATE: August 13, 2002                 By: /s/ Timothy J. Steinkopf
                                          ----------------------------------
                                          Timothy J. Steinkopf
                                          Vice President of Operations and
                                          Chief Financial Officer
                                          (Duly authorized officer and Principal
                                          Financial Officer)