Form 10-Q
period 2002-09-30
SECURE COMPUTING CORP
filed 2002-11-13
CIK 1001916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .

Commission file number 0-27074

SECURE COMPUTING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1637226
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4810 Harwood Road, San Jose, CA	95124
(Address of principal executive offices)	(Zip code)

(800) 379-4944 Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 29,495,790 issued and outstanding as of November 6, 2002.

SECURE COMPUTING CORPORATION

PART 1. FINANCIAL INFORMATION

SECURE COMPUTING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	September 30, 2002 (Unaudited)	December 31, 2001 (See Note)
ASSETS

Current assets
Cash and cash equivalents	$11,840	$15,956
Investments	7,563	5,085
Accounts receivable, net	10,960	11,006
Inventories, net	792	757
Other current assets	3,726	3,190

Total current assets	34,881	35,994

Property and equipment, net	6,035	5,792
Goodwill	15,879	—
Other assets, net	3,187	3,047

Total assets	$59,982	$44,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,280	$1,859
Accrued payroll	2,852	3,523
Other accrued expenses	4,715	1,601
Litigation settlement accrual	7,258	—
Deferred revenue	15,111	9,154

Total current liabilities	32,216	16,137

Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized; issued and outstanding – September 30, 2002 – 29,495,423 and December 31, 2001 – 28,830,992	295	288
Additional paid-in capital	155,620	148,585
Accumulated deficit	(127,564)	(119,687)
Foreign currency translation	(585)	(490)

Total stockholders’ equity	27,766	28,696

Total liabilities and stockholders’ equity	$59,982	$44,833

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30,
	2002	2001	2002	2001
Products and services revenue	$16,708	$12,511	$44,750	$34,175
Advanced Technology contracts revenue	959	983	2,983	3,127

	17,667	13,494	47,733	37,302

Cost of revenue	1,955	2,045	5,506	6,749

Gross profit	15,712	11,449	42,227	30,553

Operating expenses:
Selling and marketing	9,493	8,564	27,778	26,366
Research and development	3,894	3,555	11,080	10,828
General and administrative	1,371	1,100	3,796	3,233
Separation costs	568	—	568	—

	15,326	13,219	43,222	40,427

Operating income/(loss)	386	(1,770)	(995)	(9,874)

Other non-recurring expense	—	—	(7,258)	—
Interest and other income	89	234	376	658

Income/(loss) before income taxes	475	(1,536)	(7,877)	(9,216)

Income tax expense	—	—	—	—

Net income/(loss)	$475	$(1,536)	$(7,877)	$(9,216)

Net income/(loss) per share – basic	$0.02	$(0.05)	$(0.27)	$(0.33)

Shares used in computing net income/(loss) per share – basic	29,374	28,366	29,184	27,938

Net income/(loss) per share – diluted	$0.02	$(0.05)	$(0.27)	$(0.33)

Shares used in computing net income/(loss) per share – diluted	29,705	28,366	29,184	27,938

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(7,877)	$(9,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,046	1,789
Amortization	183	238
Loss on disposals of property and equipment	9	102
Loss on disposals of intangible assets	—	148
Changes in operating assets and liabilities, net of the effects of the Gauntlet acquisition:
Accounts receivable	375	(684)
Inventories	(35)	(212)
Other current assets	(536)	(211)
Accounts payable	421	(1,019)
Payroll related accruals	(671)	(404)
Accrued liabilities and reserves	327	160
Litigation settlement accrual	7,258	—
Deferred revenue	(3,180)	1,495

Net cash used in operating activities	(1,680)	(7,814)

Investing activities
Proceeds from sales of investments	4,610	13,831
Purchase of investments	(7,088)	(5,936)
Purchase of property and equipment, net	(1,585)	(2,135)
Increase in intangibles and other assets	(320)	(487)

Net cash (used in)/provided by investing activities	(4,383)	5,273

Financing activities
Costs associated with issuance of preferred stock	—	(53)
Proceeds from issuance of common stock	2,042	3,156
Proceeds from exercise of warrants	—	2,082

Net cash provided by financing activities	2,042	5,185

Effect of exchange rate changes	(95)	(51)

(Decrease)/increase in cash and cash equivalents	(4,116)	2,593
Cash and cash equivalents beginning of period	15,956	12,496

Cash and cash equivalents ending of period	$11,840	$15,089

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

2.	Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2001 Condensed Consolidated Balance Sheet is derived from our audited Consolidated Balance Sheet as of December 31, 2001. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

3.	Significant Accounting Policies

Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income. During the third quarter of 2002, total comprehensive income amounted to $435 compared to a total comprehensive loss of $1,294 for third quarter of 2001. During the first nine months of 2002 and 2001, total comprehensive loss amounted to $7,972 and $9,266, respectively.

4.	Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” effective for all business combinations initiated after June 30, 2001. The Statement eliminates the pooling-of-interest methods of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. Adoption of this Statement did not have an effect on the accounting treatment of assets we have acquired in business combinations prior to the effective date of this Statement.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” effective for the year ending December 31, 2002. Under this Statement, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Adoption of this Statement will not have an effect on the accounting treatment of assets presented in our Financial Statements prior to the effective date.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. We are required to adopt the provisions of this Statement effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002 are accounted for under EITF 94-3.

SECURE COMPUTING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

5.	Acquisition of the Gauntlet™ Firewall and VPN Business

In February 2002, we completed our acquisition of the assets of the GauntletTM firewall and VPN business from Network Associates, Inc. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price was 300,354 shares of common stock valued at $5 million. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction was accounted for as a purchase in accordance with FASB Statement No. 141, “Business Combinations,” as described in Note 4, “Recently Issued Accounting Standards.” Accordingly, the net assets and results of operations have been included in our financial statements from the date of acquisition.

The following unaudited pro forma financial information was prepared in accordance with FASB Statement No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of our future results.

	Nine Months Ended September 30,
	2002	2001
Products and services revenue	$46,032	$50,167
Net loss	$(8,173)	$(6,718)
Net loss per share – basic and diluted	$(0.28)	$(0.24)

6.	Segment Information

We have two reportable segments consisting of Products and Services and Advanced Technology. Our Products and Services segment markets a range of solutions providing personalized access control over any public network. Our Advanced Technology Division is a self-funded organization whose mission is to develop new technologies and products that meet the emerging needs of the Department of Defense (DoD) and the commercial sector. Our strategy is to focus only on development contracts that add value to our products and services offerings. As a result, we continue to innovate, providing state-of-the-market products for organizations of all types and sizes. Cash, investments, deferred tax assets, and general and administrative expenses cannot be readily identified to the two business segments, therefore, they are presented separately in a corporate segment.

We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2001. Revenue is recognized at time of shipment or recognized ratably over the service period for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

Our reportable segments are business units that offer distinct products and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

SECURE COMPUTING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share amounts)
(Unaudited)

Significant components of our segments are as follows:

Nine Months Ended September 30, 2002	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$44,750	$2,983	$—	$47,733
Depreciation expense	2,015	11	20	2,046
Segment gross profit	41,390	837	—	42,227
Segment operating income/(loss)	3,800	(999)	(3,796)	(995)
Interest and other income	—	—	376	376
Segment assets	21,424	498	38,060	59,982
Expenditures for long lived assets	18,480	—	21	18,501

Nine Months Ended September 30, 2001	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$34,175	$3,127	$—	$37,302
Depreciation expense	1,699	67	23	1,789
Segment gross profit	29,653	900	—	30,553
Segment operating loss	(5,233)	(1,408)	(3,233)	(9,874)
Interest and other income	—	—	658	658
Segment assets	16,472	847	23,802	41,121
Expenditures for long-lived assets	2,596	19	6	2,621

International sales accounted for 25 percent of total revenue for both of the nine months ended September 30, 2002 and 2001. Major foreign markets for our products include Europe, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

The following table summarizes information about our international and domestic sales and operations:

	Nine Months Ended September 30,
	2002	2001
Revenues:
United States sales	$35,767	$27,976
International sales	11,966	9,326

	$47,733	$37,302

SECURE COMPUTING CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievements.

In addition, the following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2002, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2002 and 2001.

Revenue.    Our revenue increased 31 percent to $17.7 million for the third quarter of 2002 up from $13.5 million in the same period of 2001. Products and services revenue was $16.7 million for the quarter, an increase of 34 percent over 2001. The year over year products and services revenue growth was driven primarily by an increase in our number of channel partners, our acquisition of the Gauntlet firewall business and entering the firewall appliance market during 2002. For the fourth quarter of 2002, we expect year over year revenue growth of 20 percent. As a result, the entire year 2002 product and services revenue growth is expected to be 28 percent. Advanced Technology contract revenue was $1.0 million for the quarter, consistent with the same period in 2001 and consistent with our strategy of focusing only on funded development contracts that add value to our commercial product offerings. Advanced Technology revenue is projected to remain fairly constant at approximately $1 million, in the fourth quarter of 2002.

Gross Profit.    Gross profit as a percentage of revenue increased from 85 percent in the third quarter of 2001 to 89 percent in 2002. This improvement was driven primarily by our success in growing our higher margin software revenue. For the fourth quarter, we expect aggregate gross profit to be consistent with the third quarter of 2002.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses increased 16 percent to $15.3 million in the third quarter of 2002, an increase from $13.2 million in the same period of 2001. The increased spending levels resulted primarily from investment in a stronger sales presence, continued investment in next generation product development, and increased headcount related to our acquisition of the Gauntlet firewall business. As a percentage of revenue, total operating expense was 87 percent for the quarter compared to 98 percent in the same period of 2001. Excluding third quarter separation costs, operating expenses are expected to grow sequentially by approximately 2 percent in the fourth quarter of 2002.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 11 percent to $9.5 million in the third quarter of 2002, an increase from $8.6 million in the same period of 2001. The increased spending levels resulted primarily from investment in a stronger sales presence. As a percentage of revenue, selling and marketing expense was 54 percent for the quarter compared to 63 percent in the same period of 2001.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense increased by 10 percent to $3.9 million in the third quarter of 2002 from $3.6 million in the same period of 2001. The increase resulted primarily from our continued investment in next generation product development and increased headcount related to the acquisition of the Gauntlet firewall business in the first quarter of 2002. As a percentage of revenue, research and development expense was 22 percent for the quarter compared to 26 percent in 2001.

General and Administrative.    General and administrative expense consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense increased 25% to $1.4 million in the third quarter of 2002 from $1.1 million in the same period of 2001. As a percentage of revenue, general and administrative expenses were 8 percent for the third quarter of 2002 consistent with the third quarter of 2001.

Separation Costs.    In addition to normal operating expenses, we incurred $568,000 of expenses in the third quarter of 2002 related to a 6% reduction in headcount, which occurred in July of 2002.

Interest and Other Income.    Net interest and other income was $89,000 in the third quarter of 2002, a decrease from $234,000 in the same period of 2001. The decrease reflects lower average cash and investment balances as well as lower average interest rates in 2002 as compared to 2001.

Income Taxes.    We recognized no income tax expense for either of the periods in 2002 or 2001. We believe it is more likely than not that deferred tax assets, which total $2.7 million at September 30, 2002, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Comparison of Nine Months Ended September 30, 2002 and 2001.

Revenue.    Our revenue increased 28 percent to $47.7 million for the first nine months of 2002 up from $37.3 million in the same period of 2001. Products and services revenue was $44.8 million for the nine months, an increase of 31 percent over the same nine months of 2001. The year over year products and services revenue growth was driven primarily by an increase in our number of channel partners, our acquisition of the Gauntlet firewall business and entering the firewall appliance market during 2002. For the fourth quarter of 2002, we expect year over year revenue growth of 20 percent. As a result, the entire year 2002 product and services revenue growth is expected to be 28 percent. Advanced Technology contract revenue was $3.0 million for the first nine months of 2002, a decrease of 5 percent from the first nine months of 2001 as we continue our focus on development contracts that add value to our products and services offerings. Advanced Technology revenue is projected to remain fairly constant at approximately $1 million in the fourth quarter of 2002.

Gross Profit.    Gross profit as a percentage of revenue increased from 82 percent in the first nine months of 2001 to 89 percent in 2002. This improvement was driven primarily by our success in growing our higher margin software revenue. For the fourth quarter, we expect aggregate gross profit to be consistent with the third quarter of 2002.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Operating expenses increased 7 percent to $43.2 million in the first of nine months of 2002 up from $40.4 million in the same period of 2001. The increased spending levels resulted primarily from investment in a stronger sales presence, continued investment in next generation product development, and increased headcount related to our acquisition of the Gauntlet firewall business. As a percentage of revenue, total operating expense was 91 percent for the first nine months of 2002 compared to 108 percent in the same period of 2001. Excluding third quarter separation costs, operating expenses are expected to grow sequentially by approximately 2 percent in the fourth quarter of 2002.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 5 percent to $27.8 million in the first of nine months of 2002 up from $26.4 million in the same period of 2001. The increased spending levels resulted primarily from investment in a stronger sales presence.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense increased 2 percent to $11.1 million in the first nine months of 2002 up from $10.8 million in the same period of 2001. The increase resulted primarily from our continued investment in next generation product development and increased headcount related to the acquisition of the Gauntlet firewall business in the first quarter of 2002.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense increased 17 percent to $3.8 million in the first nine months of 2002 up from $3.2 million in the same period of 2001.

Separation Costs.    In addition to normal operating expenses, we incurred $568,000 of expenses in the third quarter of 2002 related to a 6% reduction in headcount, which occurred in July of 2002.

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

Interest and Other Income.    Net interest and other income was $376,000 in the first nine months of 2002, a decrease from $658,000 in the same period of 2001. The decrease reflects lower average cash and investment balances as well as lower average interest rates in 2002 as compared to 2001.

Income Taxes.    We recognized no income tax expense in the first nine months of 2002 or 2001. We believe it is more likely than not that deferred tax assets, which total $2.7 million at September 30, 2002, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and short term investments decreased by $1.6 million from $21.0 million at December 31, 2001 to $19.4 million at September 30, 2002. This decrease is primarily due to cash used in operating activities, capital additions and investments. The cash used for these factors was partially offset by cash received from the exercise of stock options and sales of common stock through our employee stock purchase plan. We expect to generate cash in the fourth quarter of 2002 and end the year with a total cash, cash equivalent, and short term investment balance in excess of $21.0 million.

Net cash used in operating activities, net of the effects of the acquisition of the Gauntlet firewall business, for nine months ended September 30, 2002 was approximately $1.7 million. This usage was comprised of net loss of $7.9 million, offset by net non-cash related expenses of $2.2 million and a net increase of $4.2 million in liabilities, net of the slight decrease in current assets.

Net cash used for investing activities of $4.4 million during the nine months ended September 30, 2002 net of the effects of the acquisition of the Gauntlet firewall business, consisted primarily of $1.6 million of cash used for capital additions, which were made up of computer equipment, technology upgrades, and leasehold improvements, and net purchase of investments of $2.5 million. We expect to invest another $500,000 throughout the remainder of 2002 mainly for computer equipment and technology upgrades.

Net cash provided by financing activities of $2.0 million during the nine months ended September 30, 2002 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of September 30, 2002, we had working capital of $2.7 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next 12 months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, short term investments.

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•
For the fourth quarter of 2002, we expect year over year revenue growth of 20 percent. As a result, the entire year 2002 product and services revenue growth is expected to be 28 percent. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•
Advanced Technology revenue is projected to remain fairly constant at approximately $1 million in the fourth quarter of 2002. Meeting this expectation depends upon our ability to obtain new government contract awards and maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards.

•
For the fourth quarter, we expect aggregate gross profit to be consistent with the third quarter of 2002. Meeting this expectation depends upon our ability to maintain a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for the Company’s products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•
Excluding third quarter separation costs, operating expenses are expected to grow sequentially by approximately 2 percent in the fourth quarter of 2002. This expectation depends on us maintaining the current anticipated level of spending, which may not occur due to unexpected increases in such costs or because of a need to accelerate expenditures, or decreased products and services revenue. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

•
We believe it is more likely than not that deferred tax assets, which total $2.7 million at September 30, 2002, will be realized. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•
We expect to generate cash in the fourth quarter of 2002 and end the year with a total cash, cash equivalent, and short term investment balance in excess of $21.0 million. Meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors, unexpected increases in personnel and operating expenses, the need for additional funds to react to changes in the marketplace, and currently unplanned acquisitions.

•
We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	currently unplanned acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have material exposure to quantitative and qualitative market risks because we do not own any risk sensitive financial instruments.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SECURE COMPUTING CORPORATION
PART II
OTHER INFORMATION

ITEM 1.     Legal Proceedings

Beginning on April 2, 1999, several purported securities class action complaints were filed and consolidated in the United States District Court for the Northern District of California against us and certain of our present and former directors and officers by persons who acquired our stock between November 10, 1998 and March 31, 1999. Plaintiffs alleged that defendants made false and misleading statements about our business condition and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs sought unspecified monetary damages. The court denied defendants’ motion to dismiss and defendants answered and denied all allegations of wrongdoing. In July 2002, we reached a settlement of the class action. Subject to court approval, the class action settled for $10.1 million. $2.8 million in cash will be covered by our insurance. The $7.3 million balance of the settlement will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by us at our sole option.

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

A form 8-K was not filed during the quarter ended September 30, 2002.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: November 13, 2002	By:	/s/ TIMOTHY J. STEINKOPF
Timothy J. Steinkopf Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

CERTIFICATION

Pursuant to Sarbanes-Oxley Act Section 302

I, John McNulty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Secure Computing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN MCNULTY

John McNulty
Chief Executive Officer
November 13, 2002

CERTIFICATION

Pursuant to Sarbanes-Oxley Act Section 302

I, Timothy J. Steinkopf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Secure Computing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY J. STEINKOPF

Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
November 13, 2002