Form 10-K
period 2002-12-31
SECURE COMPUTING CORP
filed 2003-03-28
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From To

Commission file number 0-27074

SECURE COMPUTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1637226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4810 Harwood Road, San Jose, California	95124
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(408) 979-6100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 24, 2003 was $115,877,492 based on the closing sale price for the Company’s Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

As of March 24, 2003, the Registrant had 29,786,280 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 14, 2003 for the year ended December 31, 2002 are incorporated by reference in Part III hereof.

Part I

Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A number of risks and uncertainties, including those discussed under the caption “Certain Factors That May Affect Future Results” in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.

In this Annual Report on Form 10-K, “Secure Computing,” “we,” “us,” “our,” and “Registrant” refer to Secure Computing Corporation.

Item 1.     Business

With broad expertise in security technology, we develop network security products that help our customers create trusted network environments both inside and outside of their organizations. Our customers operate some of the world’s largest and most sophisticated electronic business operations and include prominent organizations in banking, financial services, healthcare, telecommunications, manufacturing, public utilities, federal and local governments. We work closely with them to deliver secure access control and innovative new features.

Our technologies enable our customers to balance security and accessibility by controlling, managing, and personalizing access for millions of customers, employees, and partners connecting to their businesses. The challenge for organizations conducting business over public networks is to provide application and network solutions that let growing numbers of trusted users into business systems, easily, safely, and privately. Our objective is to solve the most difficult network security challenges our customers face.

We partner with a number of companies in several different capacities. These partnerships include members of our Secure Alliance program, resellers, systems integrators, and companies who include our solutions in their product offerings. These companies include, for example: Alternative Technologies, Blue Coat Systems, Cisco, Computer Associates, CSC, Dell, EDS, F5 Networks, Hewlett-Packard, Network Appliance, NetOne Systems, Northrop Grumman, Ositis, Phoenix Technologies, Radware, Rainbow Technologies, Sun PS, Vertex Link, Wavecrest Computing, Westcon, and 3Com.

Industry Background

Enterprise computing has evolved over the past 25 years from data centers with isolated mainframe computers supporting a number of terminals in a closed environment to open networks of interconnected servers and personal computers which are accessible by outsiders. The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications, enabling enterprises to adopt new ways of doing business electronically. The rise of e-business has created new challenges for securing IT systems and elevated information security to a critical business issue.

Conducting Business Over Public Networks

Internet-based systems have emerged as the platform for today’s electronic commerce. These systems are a combination of traditional mainframe and client/server computing systems with Web technologies and the Internet. They extend internal systems to the external business environment in order to perform activities such as electronic trading of goods and services, online delivery of digital content, electronic funds transfers and share trading, electronic bills of lading, commercial auctions, collaborative design and engineering, online sourcing, public procurement, direct consumer marketing, and after-sales service.

The key reason organizations are moving rapidly to an e-business model is the direct interaction between the e-business system and its suppliers, customers, and partners. This direct interaction lowers costs of doing business and expedites commerce. A well-designed e-business infrastructure may give any organization a competitive advantage.

Public Network Security Issues

The move to Internet-based business processes brings speed and efficiency, but it also exposes organizations and their partners to increased security risks of theft, downtime, espionage, embarrassment, and infiltration. As e-business evolves, the need for secure, trusted remote access for employees and partners is more important than ever.

A 2002 FBI/Computer Security Institute study found that 90% of information security professionals surveyed had experienced computer security breaches during the previous year, including theft of proprietary information, outsider penetration of security perimeters, and denial of service attacks. Eighty percent of respondents acknowledged financial losses due to those security incidents.

Concern about network security has become an issue at the forefront of electronic business infrastructure. While outsider attacks receive the most publicity, insider threats are a growing concern. Remote employees, partners, customers, and others who are already inside a company’s security perimeters pose a big risk. Any information sitting on the network must be protected and access rights need to be established to ensure safe business practices.

To mitigate these risks, organizations conducting business over networks must have solid and scalable security architecture, and appropriate security policy. They need exceptional security products that can control the interactive communication they provide to their networks, whether it’s remote access to internal networks, customer and partner access to their online business resources, or employee access to the Internet from inside their organizations.

Market Need and Strategy

Organizations must establish secure, dynamic business relationships with an ever-increasing number of internal and external users. The traditional Internet security perimeter, the hallmark of which was the firewall, is being augmented or replaced with more pervasive solutions that manage access to any size organization.

Corporations realize now more than ever they have to take responsibility to protect their confidential information and their customer’s confidential information. Not only are enterprises realizing and acting on this need but customers and business partners have become knowledgeable about security as well. Customers want to know if their data residing on a given network is secure and demand the assurance that parameters are in place for managing access to their proprietary information.

Our strategy is to provide organizations with the strong security options that are capable of enforcing even the most complex security policies and to continue providing world class support and leading expertise in our related technology. Our goal is to help organizations be confident in the security of their network operations. All of our products are designed to provide the strongest network protection available, comprehensive manageability, and greater scalability and interoperability than other competitive solutions available, along with the flexibility necessary to implement and enforce customized security policies.

Secure Computing Solutions

Our products provide complete solutions separately and they also work well together for a more comprehensive solution, depending upon the goals and needs of our customers. Our solutions are comprised of products and applications that are easy to use, administer, and manage across different systems as they grow. Our products’ ability to scale as an infrastructure increases or as the number of users grows has always been, and continues to be, one of our hallmarks. Our architecture allows security functions to be easily embedded into other platforms. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for corporations world wide.

•	SafeWord® PremierAccess™

Remote access to network resources is a requirement for many businesses, but verifying the identity of your remote users is vital for security. Organizations are increasingly realizing the many vulnerabilities of passwords, and they need strong authentication systems that are easy to install and deploy, simple to manage, and able to grow with their needs.

SafeWord PremierAccess meets these needs. It positively identifies users through strong authentication, controls access to protected resources using role-based authorization, and offers unparalleled scalability and ease of use.

SafeWord PremierAccess integrates well with Web, VPN, wireless, Citrix®, Windows, remote dial-up, UNIX, SSH, Oracle, Novell, and other network applications. SafeWord tokens provide one-time passwords that eliminate the vulnerabilities of the fixed passwords used by many systems and applications. SafeWord PremierAccess also supports a wide range of other authenticators including software tokens, smart cards, digital certificates, USB tokens, biometrics, and MobilePass™, which sends one-time passwords to your cell phone, pager, or wireless PDA.

SafeWord PremierAcess systems protect thousands of companies and millions of end users because they are highly secure, easy to manage, and practical to deploy. With a single management system, SafeWord PremierAccess lets organizations secure all their remote access points without the expense and complexity of integrating multiple point products. SafeWord PremierAccess includes powerful capabilities such as the Universal Web Agent, user self-enrollment, and brokered authentication to external systems, which makes it a complete and flexible strong authentication solution.

•	Sidewinder® G2 Firewall™

In early 2002 we released the Sidewinder Appliance, a hardware appliance firewall utilizing Dell’s custom factory integration services to manufacture and ship the rack-mounted Dell hardware platforms pre-imaged with Sidewinder Appliance software. Also, in early 2002 we acquired the Gauntlet VPN firewall business from Network Associates. We are now delivering a next generation firewall which has been built as a combination of the key features from both Sidewinder and Gauntlet.

In January 2003 we released our new next generation firewall branded Sidewinder G2 Firewall. Sidewinder G2 provides enterprise strong™ protection for the world’s most important networks. With a simple Power-It-On™ deployment and SecureOS™ UNIX operating system, the G2 Firewall and VPN gateway improves manageability and reduces emergency security patches without sacrificing performance. Sidewinder G2’s hybrid, tunable architecture encompasses the entire range of firewall security mechanisms including stateful inspection, circuit level proxies, application filtering, secured servers, and real-time Strikeback® intrusion detection and automated response in one package. Our uncompromised SecureOS™ with patented Type Enforcement™ technology puts Sidewinder G2 in a class by itself. A single-site or enterprise-wide deployment of Sidewinder G2 firewalls can be centrally managed from any Windows® platform.

Also in January 2003 we released the Sidewinder G2 Enterprise Manager, a new security appliance that delivers both single-point policy management and a central audit-log and configuration back-up repository for hundreds of distributed Sidewinder G2 Firewalls. This appliance based enterprise manager resides on our SecureOS ensuring the same protection they receive from our Sidewinder G2 Firewall.

•	SmartFilter®

SmartFilter enables organizations to build and enforce sophisticated Web-usage policies. From informing users real-time on policies, to denying access to specific sites, SmarFilter creates a positive, productive Web culture in any organization. SmartFilter’s Control List, updated continuously, accurately categorizes millions of Web sites into content-specific groups. Management-ready reports detail Web-surfing activity. SmartFilter’s On-BoxTM architecture provides outstanding performance with industry-leading filtering speeds.

SmartFilter has become the market leading de-facto standard for Web filtering on edge or caching devices through original equipment manufacturer (OEM) relationships. SmartFilter’s simple software plug-in architecture provides OEMs a way to integrate a high demand, revenue-generating, capability – Web filtering – directly into their solutions, quickly and easily. We are the only company with OEM relationships for On-Box filtering with all three of the top caching appliance vendors – Blue Coat, Cisco, and Network Appliance, as well as several other vendors.

In 2002, we significantly enhanced the enterprise capabilities of SmartFilter by adding a Java-based software console for centralized remote management. This is a key differentiator in the Web filtering space. In addition, there were considerable enhancements to our global Web filtering coverage in 2002. Currently, SmartFilter has over 4 million entries in the SmartFilter Control List and Web site database entries in 66 unique languages, providing industry leading international coverage.

•	Embedded Firewall

Our Embedded Firewall technology is commercially available through 3Com. By embedding access control technology inside the network interface cards, independent of the host operating system, the embedded firewall offers a scalable, tamper-resistant, and non-by-passable security solution to manage access control inside the corporate perimeter firewall. The 3Com Embedded Firewall provides the next generation of secure e-business connectivity, allowing employees, partners, and suppliers to access only the information they require. The security technology resident in the embedded firewall, provides for centrally managed packet filtering, auditing, and IP Security Option (IPSec) hardware acceleration.

The embedded firewall uses a centrally managed architecture. The user-friendly graphical user interface (GUI) is designed to allow administrators to quickly and easily define access control policies on the Embedded FirewallPolicy Server. The policy server is a fully replicated system that provides fail-over capabilities for up to 3000 embedded firewall NICs. This flexible, scalable solution allows administrators to securely allow access to resources required by employees, partners, and suppliers, without sacrificing the integrity and confidentiality of the corporate networks. The product is available for desktop, laptop, and server environments.

Security and Support Services

Our services are designed to ensure that our customers make optimal use of our products when controlling access to their e-business systems. We provide a life cycle of support and services: Solution Planning, Solution Implementation, and Solution Support. These services are described below.

•	Solution Planning

Our Security Services offerings include a variety of options for rapid assessment of a company’s current network architecture and evaluation of the current status of network security. We then compare this information to the company’s business needs, both current and future, to help them plan a scalable, secure e-commerce solution. In addition, we offer security policy services that help customers prepare a policy and plan that transfers their security policy from paper to practice. We provide the following services: network architecture security assessment; security policy assessment and development; and AAA system security assessment.

•	Solution Implementation

Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer’s network. Accordingly, we offer a complete package of product integration assistance to ensure our customers maximize network uptime and maintain productivity during the process. We provide the following services: product implementation; product audit and configuration; and product training.

As part of our Network Services training program, we provide extensive product and network training on-line with our Web-based/tutor assisted training at our training facilities, and on-site worldwide for customers and partners. These services help our customers understand basic and advanced administration rules and tools that enable partners to configure, integrate, and maintain our products as part of a comprehensive e-business solution.

•	Solution Support—SecureSupport™

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

We designed SecureSupport Online, a tool to assist our customers and channel partners with any problem they may experience with any of our products. Through this process, technical expertise is offered online through a searchable knowledge base, viewable support history, and our customer support newsletters. Product patches and release notes can also be downloaded.

We offer our customers the option to purchase software support and upgrade service for an annual fee. We provide software updates and technical support through this program.

Advanced Technology Contracts

We have traditionally engaged in research and development of information security technology and products through contracts with departments and agencies of the United States government, including the Defense Advanced Research Projects Agency (DARPA), the National Security Agency, and the Department of Energy. Our Advanced Technology Division’s mission is to develop new technologies and drive our solutions into operational environments to meet the ever-changing needs of homeland security. Our strategy is to focus on development contracts that leverage our core products, drive leading edge technology, and provide state-of-the-market, real world solutions for organizations of all types and sizes.

The majority of our contracts require that we perform specified services, for which we are paid a fee and reimbursed for actual costs. Under these cost-reimbursement contracts, we have the ability to recoup all legitimate costs associated with the performance of the contract. Generally, these contracts are also subject to termination at the convenience of the applicable government agency. If a contract is terminated, we typically are reimbursed for our costs to the date of termination plus the cost of an orderly termination and are paid a portion of the fee. Our United States government contracts are subject to audit by the Defense Contract Audit Agency (DCAA). The DCAA has periodically audited our contracts without any cost disallowances. In addition, we are seeing an increase in commercially funded, fixed price contracts under which we would be completing specified services, for a specified price.

Customers

Our customers operate some of the largest and most sensitive networks in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and organizations in banking, financial services, healthcare, telecommunications, manufacturing, public utilities, and federal and local governments. Secure Computing has close relationships with the largest agencies of the United States government, including contracts for advanced security research. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, and the Pacific Rim

No customer accounted for more than 10% of our total revenue in 2002, 2001 or 2000.

Sales

We sell our products and services through both indirect and direct channels, using a worldwide sales organization. For 2002, sales to major end users comprised 47% of total product sales, while indirect channel sales comprised the remaining 53%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators, and OEMs.

Our sales strategy is a hybrid, high-touch model designed to reduce possible channel conflict and allow the customer to decide how best to acquire our products. In this model, our direct sales teams work closely with our channel and OEM partners to ensure that the customer is satisfied. Whether the customer buys our product and services from our salesperson or from a channel or OEM partner, both salespeople are compensated for the transaction. As an enterprise software vendor, our goal is to ensure that our applications are successfully implemented and supported. This model allows the customer to choose their preferred partner for purchase, implementation and support, all of which are endorsed by Secure Computing and our sales force.

We have a United States federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The United States government is the world’s largest buyer of security products, and this continues to be a strong market for us.

International sales accounted for 26% of total revenue during 2002. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products. The following table summarizes information about our international and domestic sales and operations:

	Year ended December 31,
(In thousands)	2002	2001	2000
Revenues:
United States Products and Services sales	$44,842	$35,078	$27,373
International Products and Services sales	17,118	13,275	7,276
Advanced Technology contracts	3,877	4,114	4,471

	$65,837	$52,467	$39,120

Our Advanced Technology contract revenue strategy remains focused only on development contracts that add value to our Products and Services offerings.

Marketing

We market our products to prospects worldwide using a variety of programs. Dedicated marketing personnel are based primarily in our corporate headquarters in San Jose, California. They create and implement marketing programs in each of our major functional market areas — corporate marketing for company and brand awareness, product marketing, and partner marketing.

We use comprehensive targeted marketing programs to generate sales leads and brand awareness. Programs include: direct marketing, web marketing, advertising, seminars, webinars, trade shows, and ongoing customer, channel, and partner events.

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

Through our partnering programs, we enter strategic marketing and selling relationships with various vendors of communications, security, and network management products or managed services. These partners recommend our products along with theirs in helping customers build a security solution.

Competition and Market Consolidation

The principal competitors for our existing solutions include:

•	Check Point Software Technologies Ltd.;

•	RSA Security, Inc.;

•	SurfControl, plc;

•	NetScreen Technologies Inc.;

•	Symantec Corporation; and

•	Websense, Inc.

Backlog

Our backlog for commercial products at any point in time is not significant since products are shipped upon receipt of order. We do not believe that our commercial backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced, or canceled prior to shipment with little or no penalty.

Our backlog relating to Advanced Technology contracts as of February 28, 2003 was approximately $1.1 million compared to $900,000 as of February 28, 2002. Backlog historically has represented firm government orders for research and development services. Funded backlog represents that portion of backlog for which our government customers have actually committed to compensate us. As of February 28, 2003, $590,000 of our government contract backlog was funded, compared to none as of February 28, 2002.

Manufacturing

Our manufacturing operations consist primarily of light assembly and packaging associated with our software products. We use subcontractors to duplicate our software media and print our user documentation and product packaging. We then assemble the final software products at our facilities in St. Paul, Minnesota. We also perform some limited hardware manufacturing operations that consist of purchasing hardware components, final assembly, and testing. Hardware components include commercially available servers, computers, memory, and third-party peripherals.

The majority of the materials used in our manufacturing operations are industry-standard parts that are widely available. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (personal computers, computer peripherals, memory disk drives, and storage devices).

Our SafeWord product line includes a small token, available in various designs, which is used for user authentication. We source these tokens through ReachOut Ltd., an electronics assembly manufacturer located in China. We are also in the process of developing a second source for the current versions of our tokens with Northgate Innovations, Inc. In addition, we utilize specialized robotic equipment for certain automated deployment services for some of our SafeWord token customers.

Research and Development

Our internal engineering staff performs internal development of new products and features. Of our 101 engineering employees at March 24, 2003, 19 held postgraduate degrees.

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

We will continue to seek government research and development contracts to maintain our high-technology base, as well as deploy our existing product solutions into operational environments. We currently have contracts with government agencies, including the DARPA, the United States Navy, and the United States Army. These contracts address the information security requirements that allow for secure and trusted communications between collaboration partners. We will continue to pursue, with these and other government organizations, contracts that advance our products and technologies into these operational environments.

Patents and Proprietary Technology

We rely on patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We currently hold a number of United States and foreign patents relating to computer security software and hardware products. We believe that our patents are broad and fundamental to information security computer products.

Our success depends, in part, upon our proprietary software and security technology. We also rely on trade secrets and proprietary expertise that we seek to protect, in part, through confidentiality agreements with employees, consultants, and other parties.

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish genuine Secure Computing products, technologies and services from those of our competitors in the United States and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the United States and abroad.

Employees

As of March 24, 2003, Secure Computing had approximately 362 employees. Of these employees, 108 were involved in sales and marketing, 66 in customer support and services, 121 in research and development, 21 in production, 21 in information technology and 25 in administrative, human resources and finance. No employee of Secure Computing is represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers and their ages as of March 24, 2003 are as follows:

EXECUTIVE OFFICERS	AGE	POSITION WITH SECURE COMPUTING CORPORATION
John E. McNulty	56	Chief Executive Officer and Chairman of the Board
Timothy P. McGurran	40	President and Chief Operating Officer
Timothy J. Steinkopf	41	Senior Vice President and Chief Financial Officer
Vincent M. Schiavo	45	Senior Vice President of Worldwide Sales

JOHN E. MCNULTY is our Chairman and Chief Executive Officer. Mr. McNulty first joined us as President and Chief Operating Officer in May 1999 and assumed the positions of Chairman of the Board and Chief Executive Officer in July 1999. From 1997 until joining us, he served as Senior Vice President of Sales, Services, and Business Development at Genesys Telecommunications Laboratories, a leading independent software company in the computer telephony integration environment. Mr. McNulty was also previously with Intel Corporation, the world’s leading semiconductor manufacturer, where he held a number of positions, including Director of Marketing and Business Development for the Enterprise Server Group, which he launched. Mr. McNulty currently serves on the board of directors of Auspex Systems, Inc., a network storage company.

TIMOTHY P. MCGURRAN has been a director of Secure Computing since January 2002. Mr. McGurran is our President and Chief Operating Officer and is a member of the Board of Directors. Mr. McGurran first joined us as Senior Vice

President of Operations and Chief Financial Officer in May 1996 and assumed the positions of President and Chief Operating Officer in March 2002. From 1984 until joining us, he was at Ernst & Young LLP, where his last position was Senior Manager.

TIMOTHY J. STEINKOPF is our Senior Vice President and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer in March 2001. Mr. Steinkopf was appointed to Senior Vice President in January 2002. From 1999 until joining us, he served as Chief Financial Officer and Vice President of Finance at Silicon Entertainment, Inc. He was the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc. from 1991 to 1999, and prior to that he was at Ernst & Young LLP.

VINCENT M. SCHIAVO is our Senior Vice President of Worldwide Sales. Mr. Schiavo joined us in April 2001. From 1998 until joining us, he served as President of PolyServe, Inc. Prior to that he served as Vice President of Worldwide Sales at Sonic Solutions and in various other sales management roles at Radius, Apple Computer and Data General Corporation.

None of the executive officers are related to each other or to any other director of Secure Computing.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

We have experienced operating losses in the past and may experience operating losses in the future. In 2002 we had operating profit. However, we have incurred losses in the past. For example, for the quarter ended March 31, 2002, we had an operating loss of $1.5 million, but for the full year 2002 we had operating income of $361,000. We expect to incur a small operating loss in the first quarter of 2003, and we could incur losses after that. If we are unable to attain operating profits in the second, third and fourth quarters, and for the year, our stock price may decline, which could cause you to lose part or all of your investment.

In 2002 we were cash flow positive, however, we have experienced negative cash flow in the past and may experience negative cash flow in the future. If sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements. We believe that our current cash balances are sufficient to satisfy our working capital requirements for at least the next twelve months. We may need to obtain additional financing at that time or sooner if our plans change or if we expend cash sooner than anticipated. We currently do not have any commitments from third parties to provide additional capital. The risk to us is that at the time we will need cash, financing from other sources may not be available on satisfactory terms or at all. Our failure to obtain financing could result in our insolvency and the loss to investors of their entire investment in our common stock.

The potential increase in revenue from our relationships with various vendors of communications, security, and network management products or managed services may be reduced by requirements to provide volume price discounts and other allowances and significant costs incurred in customizing our products. Although we do not intend that such relationships be exclusive, we may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent we become dependent on actions by such parties, we could be adversely affected if the parties fail to perform as expected. To minimize our risk, we often set minimum quotas with our customers as a condition of exclusivity.

Competition from companies producing enterprise network and data security products could reduce our sales and market share. The market for network security products is intensely competitive and characterized by rapid technological change. We believe that competition in this market is likely to persist and to intensify as a result of increasing demand for security products. Each of our individual products competes with a different group of competitors and products. Because the market for our products is highly competitive, it may be difficult to significantly increase our market share or our share may actually decline.

Our customers’ purchase decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, the ability to increase the numbers of individuals using our software simultaneously, and the flexibility of our software. If a competitor can offer our customers a better solution in these areas or others and we are unable to rapidly offer a competitive product, we may lose customers. Competitors with greater resources could offer new solutions rapidly and at relatively low costs which could lead to increased price pressure, reduced margins, and a loss of market share.

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

Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise-wide security products, including Microsoft Corporation, Sun Microsystems, Inc., IBM, Computer Associates, and Hewlett Packard. If any of those potential competitors begins to offer enterprise-wide security systems as a component of its hardware, demand for our software could decrease. Ultimately, approaches other than ours may dominate the market for enterprise network and data security products.

In the future, we may also face competition from our competitors and other parties that develop or acquire network security products based upon approaches similar to or different from those we employ. There are no guarantees that our approach will dominate the market for network security products. While we believe that we do not compete against manufacturers of other classes of security products, such as encryption, due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

Consolidation among competitors may erode our market share. Current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, it could materially and adversely affect the financial condition or results of our operations.

The trend toward multi-function security solutions may result in a consolidation of the market around a smaller number of vendors that are able to provide the necessary breadth of products and services. In the event that we are unable to internally develop all of the products needed for a complete, secure e-business solution, we may need to acquire such technology or be acquired by a larger entity. However, there is no assurance that, in the event that we are not able to internally develop all of the products needed for an enterprise-wide security solution, we will be able to acquire or merge with other entities on terms favorable to us and our stockholders.

The pricing policies of our competitors may impact the overall demand for our product and our profitability. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pressure on our products. If we do not maintain competitive pricing, the demand for our products, as well as our market share, may decline, having an adverse effect on our business. From time to time, in responding to competitive pressures we lower the price of our products. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins will be adversely affected.

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

If an OEM customer reduces or delays purchases, our revenue may decline and/or our business could be adversely affected. We currently have formed relationships with several OEMs including Cisco, Blue Coat, 3Com, and Network Appliance. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace or the growth of our business, and your investment in our common stock may decline in value.

Technology in the network security market is changing rapidly, and if we fail to develop new products that are well accepted, our market share will erode. To compete successfully, we must enhance our existing products and develop and introduce new products in a timely manner. Our net sales and operating results could be materially affected if we fail to introduce new products on a timely basis. The rate of new network security product introductions is substantial, and security products have relatively short product life cycles. Our customer requirements and preferences change rapidly. Our net sales and operating results will be materially affected if the market adopts as industry standards, solutions other than those we employ. In addition, portions of our basic research efforts are funded by government contracts. If those contracts are terminated for any reason, it could reduce our new product stream, which could materially reduce our net sales and operating results.

Denial of our patent applications or invalidation or circumvention of our patents may weaken our ability to compete in the network security market. While we believe that our pending applications relate to patentable devices or concepts, there are no guarantees that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated, or circumvented. In addition, there are no guarantees that the rights granted under a patent or under licensing agreements will provide competitive advantages to us.

If another party alleges that we infringe its patents or proprietary rights, we may incur substantial litigation costs. We are not aware of any third-party claims that we or our products have infringed a patent or other proprietary rights. However, the computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In the event that a third party were to make a claim of infringement against us, we could be required to devote substantial resources and management time to the defense of such claim, which could have a material adverse effect on our business and results of operations.

Disclosure of our trade secrets or proprietary information may undermine our competitive advantages. There are no guarantees that the confidentiality agreements protecting our trade secrets and proprietary expertise will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. In addition, under their contracts with us, United States government agencies have the right to disclose certain technology developed with government funding to our competitors as part of the establishment by the government of second-source manufacturing arrangements or competitive bidding.

If the use of public switched networks such as the Internet does not continue to grow, our market and ability to sell our products and services may be limited. Our sales also depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. If the infrastructure or complementary products necessary to take these networks into viable commercial marketplaces are not developed or, if developed, these networks do not become and continue to be viable commercial marketplaces, our net sales and operating results could suffer.

Our product lines are not diversified beyond providing network security solutions to our customers, and any drop in the demand for network security products would materially harm our business. Substantially all of our revenue comes from sales of enterprise network security products and related services. We expect this will continue for the foreseeable future. As a result, if for any reason our sales of these products and services are impeded, our net sales and operating results will be significantly reduced.

Our stock price is highly volatile, which may cause our investors to lose money and may impair our ability to raise money, if necessary. The price of our common stock, like that of many technology companies, has fluctuated widely. During 2002, our stock price ranged from a per share high of $24.50 to a low of $2.26. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital, if necessary. Factors that may affect stock price volatility include:

•	Unexpected fluctuations in operating results;

•	Secure Computing or its competitors announcing technological innovations or new products;

•	General economic conditions and weaknesses in geographic regions of the world;

•	Threat of terrorist attacks or acts of war in the United States or abroad;

•	Developments with respect to our patents or other proprietary rights or those of our competitors;

•	Our ability to successfully execute our business plan and compete in the network security industry;

•	Relatively low trading volume;

•	Product failures; and

•	Analyst reports and media stories.

Quarterly revenues and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict. Our quarterly operating results may vary significantly depending on a number of other factors, including:

•	The timing of the introduction or enhancement of products by us or our competitors;

•	The size, timing, and shipment of individual orders;

•	Market acceptance of new products;

•	Changes in our operating expenses;

•	Personnel departures and new hires and the rate at which new personnel become productive;

•	Mix of products sold;

•	Changes in product pricing;

•	Development of our direct and indirect distribution channels;

•	Costs incurred when anticipated sales do not occur; and

•	General economic conditions.

Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders, and consequently, order backlog, if any, at the beginning of any period has in the past represented only a small portion, if any, of that period’s expected revenue. As a result, our product revenue in any period substantially depends on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

In addition to any monetary liability for the failure of our products, an actual or perceived breach of network or data security at one of our customers could harm the market’s perception of our products and our business. The harm could occur regardless of whether that breach is attributable to our products.

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

If we lose a significant customer, we will incur smaller profits. We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 18% of our Products and Services revenue in 2002. If we lose any of these customers and fail to replace the customer or fail to increase revenues from other customers, we will incur greater losses. Additionally, if our revenues from any of these customers are reduced, without an increase in revenues from other customers, we will incur greater losses.

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

The Internet may become subject to increased regulation by government agencies. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics, and quality of products and services. In addition, the adoption of laws or regulations may slow the growth of the Internet, which could in turn decrease the demand for our products and increase our cost of doing business or otherwise have an adverse effect on our business, operating results or financial condition.

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

Unanticipated costs and disallowance of costs under our government contracts may harm our business. Under our government contracts, we bear the risk that increased or unexpected costs of providing our services may reduce our profit margin. Any material unanticipated costs could therefore harm our business. In addition, recoverable expenses previously billed by us are subject to review and audit, once every three years, by the DCAA. If the DCAA disallows any of the costs we claim under our contracts, it could adversely affect our operating results.

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

Our international operations subject us to risks related to doing business in foreign countries. International sales are a substantial portion of our business. Although almost all of our sales are payable in U.S. dollars, several factors could make it difficult for customers from foreign countries to purchase our products and services or pay us for obligations already incurred. Such factors include:

•	Severe economic decline in one of our major foreign markets; and

•	Substantial decline in the exchange rate for foreign currencies with respect to the U.S. dollar.

A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. For fiscal year 2002, 26% of our total sales came from international sales compared to 25% in 2001. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

In addition, we face a number of general risks inherent in doing business in international markets including, among others:

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers;

•	Legal uncertainty regarding liability;

•	Threat of terrorist attacks or acts of war in the United States or abroad;

•	Political instability;

•	Potentially greater difficulty in collecting amounts due us;

•	Longer periods of time to collect amounts due us; and

•	A higher rate of piracy of our products in countries with a high incidence of software piracy.

Other

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.securecomputing.com, as soon as reasonably practicable after they are filed with the SEC.

Item 2.     Properties

We are currently headquartered in approximately 11,000 square feet of office space in San Jose, California. We have three separate facilities with a combined square footage of approximately 84,000 square feet in St. Paul, Minnesota, that are occupied by production, research and development, and administration. We have a research facility located in Concord, California, that occupies approximately 17,000 square feet and another research facility located in Gaithersburg, Maryland, that occupies approximately 6,800 square feet. In support of our United States field sales organization, we also lease 5,200 square feet of office space in Reston, Virginia. We occupy these premises under leases expiring at various times through the year 2008. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; Japan; China; and Hong Kong. We believe that our facilities are adequate for our current needs.

Item 3.     Legal Proceedings

In April 1999, purported securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 through March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In July 2002, we reached a settlement of the class action complaint. In November 2002, the Court granted final approval of the settlement for $10.1 million. $2.8 million in cash will be covered by our insurance. The $7.3 million balance of the settlement, reflected on the consolidated statement of operations as other non-recurring expense, will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by us at our sole option. Distribution of the settlement is anticipated sometime in mid-2003.

On February 11, 2002, Herbert Silverberg filed a shareholder derivative action captioned Silverberg v. McGurran, et al., Case No. CV 805193 in California Superior Court in Santa Clara County against certain of our current and former officers and directors. We are named as nominal defendant. Plaintiff alleges that defendants breached their fiduciary duties by making false and misleading statements about our business condition and prospects during the period of November 10, 1998 through March 31, 1999. On April 29, 2002, the Court dismissed the complaint with leave to amend. The parties subsequently negotiated a settlement of $300,000 by which plaintiff will dismiss the action with prejudice. On March 11, 2003 the Court granted final approval of the settlement.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the three months ended December 31, 2002.

Part II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the NASDAQ national market under ticker symbol: SCUR. As of March 24, 2003, there were approximately 631 registered holders. The number of registered holders represents the number of shareholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 8,500 beneficial owners. The low and high price of our common stock during the last eight quarters are as follows:

	Low Price	High Price
2001
Quarter ended March 31, 2001	$ 7.00	$14.95
Quarter ended June 30, 2001	$ 7.91	$19.21
Quarter ended September 30, 2001	$ 7.90	$17.20
Quarter ended December 31, 2001	$ 8.00	$24.92

2002
Quarter ended March 31, 2002	$13.10	$24.50
Quarter ended June 30, 2002	$ 6.86	$18.88
Quarter ended September 30, 2002	$ 2.26	$ 8.00
Quarter ended December 31, 2002	$ 2.68	$ 8.74

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders (1)	7,224,865	$10.40	4,269,266
Equity compensation plans not approved by shareholders (2)	494,150	$3.13	505,850

Total	7,719,015	$9.93	4,775,116

(1)	In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of the 1995 Omnibus Stock Plan, key employees and nonemployees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have 10-year terms and vest either annually over three years, or fully vest at the end of three years.

(2)	In July 2002, our Board of Directors and compensation committee approved our 2002 Stock Option Plan. Under the terms of the 2002 Option Stock Plan, key employees and non-employees may be granted options to purchase up to 1,000,000 shares of our Common Stock. The options granted in 2002 have 10-year terms and vest either annually over three years, or fully vest at the end of three years. Directors and executive officers are not included in this plan.

Beginning in 2003, all new stock option grants under both plans vest 25% after the first year and then monthly over the following three years.

Item 6.     Selected Financial Data

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2002, 2001, and 2000, and the consolidated balance sheet data at December 31, 2002 and 2001, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1999 and 1998, and the consolidated balance sheet data at December 31, 2000, 1999, and 1998, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	(In thousands, except per share amounts)
	2002(1)	2001	2000	1999(2)	1998
STATEMENT OF OPERATIONS DATA:
Revenue:
Products and Services	$61,960	$48,353	$34,649	$22,546	$51,500
Advanced Technology contracts	3,877	4,114	4,471	4,567	9,942

Total revenue	65,837	52,467	39,120	27,113	61,442
Gross profit	58,257	43,887	27,226	8,332	41,290
Operating income (loss)	361	(9,840)	(21,481)	(44,370)	(4,933)
Net loss	(6,476)	(8,970)	(19,170)	(44,907)	(3,262)
Net loss per share:
Basic and diluted	(0.22)	(0.32)	(0.76)	(2.32)	(0.20)

BALANCE SHEET DATA:
Working capital	$6,185	$19,857	$21,517	$7,297	$34,017
Total assets	60,943	44,833	44,971	25,829	54,348
Stockholders’ equity	29,663	28,696	30,626	15,277	43,053

(1)	2002 balance sheet data includes $15,195 of goodwill related to the acquisition of the GauntletTM firewall and VPN business completed in early 2002 and a litigation settlement accrual of $7,258.

(2)	1999 statement of operations data includes $11,729 in significant charges. In 1999, we commenced and substantially completed, activities related to rationalizing our product line, refocusing on e-commerce products, and streamlining our executive management structure. As a result, a portion of our product portfolio was discontinued, including several firewall products and a URL filtering option that we no longer considered strategic. We recorded costs of $11.7 million associated with these activities during 1999. These costs consisted primarily of $10.2 million in assets which were written off related to discontinued products and the associated costs which no longer fit our business model. In addition, $1.5 million of costs related to payments for severance and related benefits, legal and audit costs, and contract cancellation fees. As of December 31, 2001, there were no remaining accruals or unpaid costs related to these activities.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in Item 1 above and in the other documents we file with the SEC. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2002	2001	2000
Revenue:
Products and Services	94.1%	92.2%	88.6%
Advanced Technology contracts	5.9	7.8	11.4

Total revenue	100.0	100.0	100.0
Cost of revenue	11.5	16.4	30.4

Gross profit	88.5	83.6	69.6

Operating expenses:
Selling and marketing	56.5	67.3	79.7
Research and development	22.8	27.1	33.3
General and administrative	7.8	8.0	11.5
Separation costs	.8	—	—

Total operating expenses	87.9	102.4	124.5

Operating income (loss) Other non-recurring expense	.6 (11.0)	(18.8 —)	(54.9 —)
Interest and other income	.6	1.7	5.9

Loss before income taxes	(9.8)	(17.1)	(49.0)
Income tax benefit (expense)	—	—	—

Net loss	(9.8)%	(17.1)%	(49.0)%

Comparison of Years Ended December 31, 2002 and 2001.

Revenue. Our revenue increased 25.5% to $65.8 million in 2002, up from $52.5 million in 2001. Products and Services revenue was $62.0 million, an increase of 28.1% over the $48.4 million reported in 2001. The growth in Products and Services revenue in 2002 was driven by sustained demand for high assurance solutions and increased traction with our OEM relationships. We expect 2003 revenue from Products and Services to grow 18% over 2002 for the same reasons noted above. Advanced Technology contract revenue was $3.9 million in 2002, a decrease of 5.8% from the $4.1 million reported in 2001, in keeping with our strategy of focusing only on development contracts that add value to our Products and Services offerings. We expect 2003 revenue from Advanced Technology contracts to remain at levels comparable to 2002.

Gross Profit. Gross profit as a percentage of revenue increased from 83.6% in 2001 to 88.5% in 2002. This improvement was driven by increased sales volume on software products, which have higher profit margins. Aggregate gross margins in 2003 are expected to be consistent with the 89.0% that was achieved in the fourth quarter of 2002.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses increased 5.4% to $37.2 million in 2002, up from $35.3 million in 2001. This increase was driven primarily by an increase in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, selling and marketing expenses were 56.5% for the year compared to 67.3% in 2001. This improvement was driven by increased revenue in 2002 while a significant portion of the selling and marketing expenses are fixed in nature. We expect selling and marketing expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue for the full year 2003 when compared to 2002. We expect the increase in selling and marketing expenses in 2003 to be driven by an increase in commission expense due to expanding revenue, an increase in marketing and advertising activities, and inflationary increases in payroll and benefit costs.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses increased 5.7% to $15.0 million in 2002, up from $14.2 million in 2001. This increase was driven primarily by an increase in payroll and related costs. As a percentage of revenue, research and development expenses were 22.8% for the year compared to 27.1% in 2001. This improvement was driven by increased revenue in 2002 while a significant portion of the research and development expenses are fixed in nature. We expect research and development expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue for the full year 2003 when compared to 2002. We expect the increase in research and development expenses in 2003 to be driven primarily by inflationary increases in payroll and benefit costs.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses increased 21.4% to $5.1 million in 2002, up from $4.2 million in 2001. This increase was driven primarily by an increase in directors and officers insurance premiums, legal fees, and to a lesser extent, inflationary increases in payroll and benefits. The executive management team was given payroll increases in 2002. As a percentage of revenue, general and administrative expenses were 7.8% for the year compared to 8.1% in 2001. We expect general and administration expenses to increase on an actual dollar basis and as a percent of revenue for the full year 2003 when compared to 2002. We expect the increase in general and administrative expenses in 2003 to be driven primarily by increases in directors and officers insurance premiums, legal fees, and inflationary increases in payroll and benefit costs.

Separation Costs. In addition to normal operating expenses, we incurred $568,000 of expenses in 2002 related to a 6% reduction in headcount in July 2002.

Non-recurring Expense. Non-recurring expense of $7.3 million in 2002 pertains to a one-time charge for a litigation settlement. In July 2002, we reached a settlement of the class action securities lawsuit that was brought in United States District Court for the Northern District of California on behalf of persons who acquired our common stock between November 10, 1998 and March 31, 1999.

The class action case settled for $10.1 million. $2.8 million in cash will be covered by our insurance. The $7.3 million balance of the settlement will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the distribution will be determined by us at our sole option. Distribution of the settlement is anticipated sometime in mid-2003.

Interest and Other Income. Net interest and other income was $421,000 in 2002, a decrease from $870,000 in 2001. The decrease reflects lower average cash and investment balances as well as lower interest rates in 2002 as compared to 2001.

Income Taxes. We recognized no income tax expense or tax benefit for either 2002 or 2001. We believe it is more likely than not that deferred tax assets of $2.7 million at December 31, 2002 will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on government contracts, commercial products, and projected interest income over the next three years. Future taxable income of $6.8 million is required to realize the $2.7 million deferred tax asset at December 31, 2002. We had total net operating loss carryforwards of approximately $134.9 million at December 31, 2002. Of these carryforwards, $31.3 million relates to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $96.8 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Comparison of Years Ended December 31, 2001 and 2000.

Revenue. Our revenue increased 34.1% to $52.5 million in 2001, up from $39.1 million in 2000. Products and Services revenue was $48.4 million, an increase of 39.6% over 2000. The growth in Products and Services revenue in 2001 was driven by the addition of 25 direct sales people and over 70 value added resellers, and price increases implemented across all product lines in the first half of 2001. Advanced Technology contract revenue was $4.1 million in 2001, a decrease of 8.0% from 2000, in keeping with our strategy of focusing only on development contracts that add value to our Products and Services offerings.

Gross Profit. Gross profit as a percentage of revenue increased from 69.6% in 2000 to 83.6% in 2001. This improvement was driven by increased sales volume on software products, which have higher profit margins.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses increased 13.2% to $35.3 million in 2001, up from $31.2 million in 2000. This increase was driven primarily by an increase in payroll and related costs due to significant growth in selling headcount and increased Products and Services revenue. As a percentage of revenue, selling and marketing expenses were 67.3% for the year compared to 79.7% in 2000. This improvement was driven by increased revenue in 2001 while a significant portion of the selling and marketing expenses are fixed in nature.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses increased 9.1% to $14.2 million in 2001, up from $13.0 million in 2000. This increase was driven primarily by an increase in payroll and related costs. As a percentage of revenue, research and development expenses were 27.1% for the year compared to 33.3% in 2000. This improvement was driven by increased revenue in 2001 while a significant portion of the research and development expenses are fixed in nature.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses decreased 6.1% to $4.2 million in 2001, down from $4.5 million in 2000. As a percentage of revenue, general and administrative expenses were 8.0% for the year compared to 11.5% in 2000. This improvement was driven by increased revenue in 2001 while a significant portion of the general and administrative expenses are fixed in nature.

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

Liquidity and Capital Resources

Our cash, cash equivalents and short term investments increased by $351,000 from December 31, 2001 to December 31, 2002. The increase is primarily due to cash received from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by cash used in operating activities and capital additions. We expect to generate cash for the full year 2003 as we expect revenue to continue to grow at a faster rate than operating expenses.

Net cash used in operating activities of $236,000 for the twelve months ended December 31, 2002, net of the effects of the Gauntlet firewall business, was comprised of net loss of $6.5 million, offset by net non-cash related expenses of $3.1 million, a $612,000 increase in current assets, and a $3.7 million increase in liabilities.

Net cash used in investing activities of $116,000 for the twelve months ended December 31, 2002, net of the effects of the acquisition of the Gauntlet firewall business, consisted primarily of net proceeds from sale of investments of $1.7 million offset by $2.1 million of cash used for capital additions, which were made up of computer equipment, technology upgrades, and leasehold improvements.

Net cash provided by financing activities of $2.6 million for the twelve months ended December 31, 2002 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of December 31, 2002 we had working capital of $6.2 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses and to license technology or products related to our line of business.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, short term investments.

Critical Accounting Policies and Estimates

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 to the consolidated financial statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition. Our revenue is derived from two primary sources: (1) product and services revenue which includes revenue for software licenses, hardware, royalties, and maintenance for providing product upgrades and customer support, and (2) Advanced Technology contract revenue. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9.

Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Subscription revenue is deferred and recognized ratably over the subscription period. Maintenance revenue for providing product upgrades and customer support is deferred and recognized ratably over the service period.

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

Advanced Technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” A provision is made for the estimated loss, if any, on the contracts in the period the loss becomes probable. Historically, we have not experienced losses on Advanced Technology contracts.

Allowance for Doubtful Accounts. We make estimates regarding the collectibility of our accounts receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, customer creditworthiness, changes in our customer payment cycles, and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets. The computations of our deferred tax asset and valuation allowance are based on taxable income we expect to earn on government contracts, commercial products, and projected interest income over the next three years. We believe this is a conservative approach in determining the deferred tax asset that may be realized. The risk factors noted above in “Certain Factors That May Affect Future Results,” could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset.

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

See Part IV, Item 15 of this Form 10-K.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Registrant’s Proxy Statement to be filed on or about April 10, 2003. See also Part I, Item 1, “Executive Officers” of this Form 10-K.

Item 11.    Executive Compensation

Incorporated herein by reference is the information appearing in the Registrant’s Proxy Statement which the Registrant anticipates filing on or about April 10, 2003, under the headings “Election of Directors,” “Report of the Compensation Committee,” “Executive Officer Compensation Program,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Performance Evaluation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about April 10, 2003.

Item 13.    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading “Certain Transactions” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about April 10, 2003.

Item 14.    Controls and Procedures

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

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended

December 31, 2002, 2001, and 2000

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended

December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

2.	Consolidated Financial Statement Schedules:

Schedule	II—Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)	Reports on Form 8-K:

A Form 8-K was not filed during the quarter ended December 31, 2002.

(c)	Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002:

Exhibit	Description
3.1

Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000. (1)

3.2	By-Laws of the Registrant. (2)
4.1	Specimen of common stock certificate. (3)
4.2	Amended and Restated 1995 Omnibus Stock Plan. (4)
4.3	2002 Stock Option Plan. (5)
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney. (see page 41)
99.1	Certification of Disclosure in Annual Report by Chief Executive Officer.
99.2	Certification of Disclosure in Annual Report by President and Chief Operating Officer.
99.3	Certification of Disclosure in Annual Report by Senior Vice President and Chief Financial Officer.
99.4	Secure Computing Code of Ethics for Finance.

(1)	Incorporated herein by reference to Exhibit 3.1 to Secure Computing’s Amended Quarterly Report on Form 10-Q filed on September 6, 2000.

(2)	Incorporated herein by reference to Exhibit 3.3 to Secure Computing’s Registration Statement on Form S-1 (Registration Number 33-97838).

(3)	Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to Secure Computing’s Registration Statement on Form S-1 (Registration Number 33-97838).

(4)	Incorporated herein by reference to the Exhibit 10.1 to Secure Computing’s Current Report on Form 8-K filed on October 8, 1999.

(5)	Incorporated herein by reference to Exhibit 99.3 to Secure Computing’s Registration Statement on Form S-8 (Registration Number 333-103595) filed on March 4, 2003.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS	December 31, 2002	December 31, 2001

Current assets
Cash and cash equivalents	$18,050	$15,956
Investments	3,342	5,085
Accounts receivable (net of reserves of 2002—$514; 2001—$1,404)	11,421	11,006
Inventories	885	757
Deferred income taxes	2,000	1,400
Other current assets	1,767	1,790

Total current assets	37,465	35,994

Property and equipment
Equipment	15,148	12,946
Furniture and fixtures	2,285	2,202
Leasehold improvements	1,972	1,697

	19,405	16,845
Accumulated depreciation	(13,697)	(11,053)

	5,708	5,792

Goodwill	15,195	—
Intangible assets (net of accumulated amortization of 2002—$393; 2001—$1,160)	1,239	1,167
Deferred income taxes	700	1,300
Other assets	636	580

Total assets	$60,943	$44,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,845	$1,859
Accrued payroll	3,263	3,523
Other accrued expenses	4,105	1,601
Litigation settlement accrual	7,258	—
Deferred revenue	14,809	9,154

Total current liabilities	31,280	16,137

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 50,000,000 shares; issued and outstanding shares – December 31, 2002 – 29,684,459 and December 31, 2001 – 28,830,992	297	288
Additional paid-in capital	156,132	148,585
Accumulated deficit	(126,163)	(119,687)
Foreign currency translation	(603)	(490)

Total stockholders' equity	29,663	28,696

Total liabilities and stockholders' equity	$60,943	$44,833

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Revenue
Products and Services	$61,960	$48,353	$34,649
Advanced Technology contracts	3,877	4,114	4,471

	65,837	52,467	39,120
Cost of revenue	7,580	8,580	11,894

Gross profit	58,257	43,887	27,226

Operating expenses
Selling and marketing	37,203	35,299	31,187
Research and development	15,012	14,202	13,018
General and administrative	5,113	4,226	4,502
Separation costs	568	—	—

	57,896	53,727	48,707

Operating income (loss)	361	(9,840)	(21,481)
Other non-recurring expense	(7,258)	—	—
Interest and other income	421	870	2,311

Net loss	$(6,476)	$(8,970)	$(19,170)

Net loss per share – basic and diluted	$(0.22)	$(0.32)	$(0.76)

Weighted average shares outstanding – Basic and diluted	29,307	28,114	25,163

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Foreign Currency Translation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 1999	5,706	$—	23,022,884	$230	$106,832	$(238)	$(91,547)	$15,277
Comprehensive loss:
Net loss for the year	—	—	—	—	—	—	(19,170)	(19,170)
Foreign currency translation adjustment	—	—	—	—	—	(170)	—	(170)

Total comprehensive loss								(19,340)
Exercise of incentive stock options	—	—	469,013	5	2,231	—	—	2,236
Employee stock purchase plan activity	—	—	40,369	1	590			591
Conversion of preferred stock	(30,756)	—	2,706,477	27	(27)	—	—	—
Conversion of warrants	—	—	436,487	4	(4)	—	—	—
Compensation expense on options	—	—	—	—	548	—	—	548
Preferred stock issued	32,750	—	—	—	31,314	—	—	31,314

BALANCE, December 31, 2000	7,700	—	26,675,230	267	141,484	(408)	(110,717)	30,626
Comprehensive loss:
Net loss for the year	—	—	—	—	—	—	(8,970)	(8,970)
Foreign currency translation adjustment	—	—	—	—	—	(82)	—	(82)

Total comprehensive loss								(9,052)
Exercise of incentive stock options	—	—	779,647	9	3,983	—	—	3,992
Employee stock purchase plan activity	—	—	149,679	—	1,102	—	—	1,102
Conversion of preferred stock	(7,700)	—	1,051,972	10	(64)	—	—	(54)
Conversions of warrants	—	—	174,464	2	2,080			2,082

BALANCE, December 31, 2001	—	—	28,830,992	288	148,585	(490)	(119,687)	28,696
Comprehensive loss:
Net loss for the year	—	—	—	—	—	—	(6,476)	(6,476)
Foreign currency translation adjustment	—	—	—	—	—	(113)	—	(113)

Total comprehensive loss								(6,589)
Exercise of incentive stock options	—	—	191,506	5	1,149	—	—	1,154
Employee stock purchase plan activity	—	—	361,607	—	1,405	—	—	1,405
Purchase of Gauntlet, net of stock registration fees	—	—	300,354	4	4,993	—	—	4,997

BALANCE, December 31, 2002	—	$—	29,684,459	$297	$156,132	$(603)	$(126,163)	$29,663

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(6,476)	$(8,970)	$(19,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Proceeds from the sale of Professional Services	—	—	4,296
Depreciation	2,772	2,433	2,021
Loss on disposals of property and equipment	121	107	21
Loss on disposals of intangible assets	—	148	—
Amortization	239	285	560
Changes in operating assets and liabilities:
Accounts receivable	96	(4,244)	(1,540)
Inventories	(128)	(127)	198
Other current assets	(580)	(337)	541
Accounts payable	(14)	(1,091)	(248)
Accrued liabilities and reserves	(42)	(21)	(1,823)
Litigation settlement accrual	7,258	—	—
Deferred revenue	(3,482)	2,904	2,468

Net cash used in operating activities	(236)	(8,913)	(12,676)

Investing activities
Proceeds from sales/maturities of investments	8,831	20,297	7,925
Purchases of investments	(7,088)	(11,551)	(16,544)
Purchase of property and equipment, net	(2,095)	(2,674)	(3,642)
Decrease (increase) in intangibles and other assets	236	(739)	(216)

Net cash provided by (used in) investing activities	(116)	5,333	(12,477)

Financing activities
Net proceeds from issuance of preferred stock	—	—	31,314
Proceeds from issuance of common stock	2,559	5,040	2,827
Proceeds from the conversion of warrants	—	2,082	—

Net cash provided by financing activities	2,559	7,122	34,141

Effect of foreign currency translation	(113)	(82)	(170)

Net increase in cash and cash equivalents	2,094	3,460	8,818
Cash and cash equivalents, beginning of year	15,956	12,496	3,678

Cash and cash equivalents, end of year	$18,050	$15,956	$12,496

Supplemental Cash Flow Disclosure:
Common stock issued for purchase of Gauntlet	$5,000	—	—

See accompanying notes.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies

Organization

We develop and sell computer software products and services designed to provide enterprise access control solutions. We understand our customers’ need to balance security and accessibility, and help them create a trusted environment both inside and outside of their organizations with our broad range of products for protecting and managing assets across the enterprise.

Basis of Presentation

The consolidated financial statements include the accounts of Secure Computing Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue is derived from two primary sources: (1) product and services revenue which includes revenue for software licenses, hardware, royalties, and maintenance for providing product upgrades and customer support, and (2) Advanced Technology contract revenue.

Products and Services

Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Maintenance revenue for providing product upgrades and customer support is deferred and recognized ratably over the service period. We recognize Products and Services revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9.

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

Advanced Technology Contracts

Advanced Technology contract revenues for cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Award fees are recognized based upon the percentage of completion and forecasted profit in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” A provision is made for the estimated loss, if any, on the contracts in the period the loss becomes probable.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market. We have restricted cash pledged against our letters of credit of $345 and $507 at December 31, 2002 and December 31, 2001, respectively.

Inventories

Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method with estimated useful lives ranging from 3 to 8 years. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.

Other Current Assets and Other Assets

Other current assets are carried at cost and consist of unbilled contract receivables, interest receivable, and prepaid expenses for items such as trade shows, royalties, and foreign taxes to be either expensed or collected within 12 months. Other assets include rent deposits, employee notes receivable, and prepaid foreign value-added tax to be collected after 12 months.

Valuation of Long-Lived Assets, Including Goodwill and Other Intangible Assets

Intangible assets consist of patents, trademarks, capitalized software costs, goodwill (excess cost over fair value of net assets acquired) and are recorded at cost. Patents and trademarks are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. See accounting policy of capitalized software costs below under Research and Development. Goodwill is not amortized, but is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations.

We review all other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, and public relations.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (continued)

Research and Development

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

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

Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share are not presented separately, as the effect of outstanding options, warrants, and preferred stock is anti-dilutive. Potential common shares of 3,594,000, 838,000 and 235,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for 2002, 2001 and 2000, respectively, as inclusion of these shares would have been anti-dilutive.

Comprehensive Loss

Our comprehensive loss for the years ended December 31, 2002, 2001, and 2000, was $6,589, $9,052, and $19,340, respectively. The components of our comprehensive loss are net loss and foreign currency translation adjustments.

Stock Options

At December 31, 2002, we have two stock option based compensation plans, which are described more fully in Note 8. We account for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(6,476)	$(8,970)	$(19,170)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,841)	(12,410)	(8,319)

Pro forma net loss	(18,317)	(21,380)	(27,489)

Net loss per share:
Basic and Diluted – as reported	$(0.22)	$(0.32)	$(0.76)
Basic and Diluted – pro forma	$(0.63)	$(0.76)	$(1.09)

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (continued)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Assumptions used:
Volatility	104%	99%	117%
Risk-free interest rate	3.8%	4.6%	6.2%
Expected life	5 years	5 years	5 years
Dividend-yield	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of our options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. We are required to adopt the provisions of this Statement effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002 are accounted for under EITF Issue No. 94-3.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Statement elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirement of FIN No. 45 is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on our consolidated financial position or results of operation. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on our consolidated financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on our consolidated financial position or results of operation.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

2.	Investments

At December 31, 2002, and 2001, investments consisted of commercial paper with maturities of less than one year. The investments are considered available for sale and are stated at lower of cost or market, which approximates fair market value.

3.	Other Accrued Expenses

At December 31, 2002, other accrued expenses consisted of costs related to the class action litigation settlement (see Note 11), Gauntlet acquisition costs (see Note 5), professional fees, and foreign taxes. At December 31, 2001, accrued liabilities consisted only of professional fees and foreign taxes.

4.	Goodwill and Other Intangibles

Effective January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and intangible assets with indefinite lives be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill and intangible assets with indefinite lives and determined the fair value to be in excess of the carrying value of these assets.

As required by SFAS No. 142, we continue to amortize intangibles with finite lives. Included in intangible assets are patents and trademarks and capitalized software costs. Information regarding our other intangible assets is as follows:

	Carrying Value	Accumulated Amortization	Net
As of December 31, 2002:
Patents and trademarks	$1,105	$(167)	$938
Capitalized software	527	(226)	301

Total	$1,632	$(393)	$1,239

As of December 31, 2001:
Patents and trademarks	$959	$(111)	$848
Capitalized software	1,367	(1,049)	318

Total	$2,326	$(1,160)	$1,166

Total amortization expense was $239, $433, and $490 for the years ended December 31, 2002, 2001, and 2000, respectively, none of which pertained to goodwill amortization. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets is expected to be $201, $178, $77, $49, and $49.

5.     Acquisition of the Gauntlet™ Firewall and VPN Business

In February 2002, we completed our acquisition of the assets of the Gauntlet firewall and VPN business from Network Associates, Inc. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price, excluding stock registration fees, was 300,354 shares of common stock valued at $5,000. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the net assets and results of operations have been included in our consolidated financial statements from the date of acquisition. Allocation of the acquisition purchase price was based on the fair value of the assets acquired and liabilities assumed as follows: $1,043 allocated to assets acquired, consisting of net accounts receivable and computer equipment; $11,922 allocated to liabilities assumed, consisting of support services obligations, acquisition costs, and related accruals; and $15,879 allocated to goodwill.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

5.     Acquisition of the Gauntlet™ Firewall and VPN Business (continued)

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of our future results. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

	Year ended December 31,
	2002	2001
Revenue	$67,119	$72,265
Net loss	(6,772)	(5,722)
Net loss per share – basic and diluted	$(0.23)	$(0.20)

6.	Leases

We lease office space for all of our locations. Renewal options exist for our Concord, CA, Gaithersburg, MD, and Seattle, WA offices. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows:

	Future Lease Obligations	Sublease	Net Future Lease Obligations
2003	$2,606	$(98)	$2,508
2004	2,562	(104)	2,458
2005	2,510	(107)	2,403
2006	1,710	(88)	1,622
2007	1,394	—	1,394
Thereafter	541	—	541

	$11,323	$(397)	$10,926

Rent expense including executory costs was $3,590, $3,040, and $2,569 for the years ended December 31, 2002, 2001, and 2000, respectively. Sublease income is shown on the consolidated results of operation as a reduction of rent expense.

7.	Preferred Stock

In December 1999, we sold in two separate transactions, a total of 7,500 shares of Series D 4% Cumulative Convertible Preferred Stock (the “Series D Stock”) to Elliott International, L.P. (“Elliott International”, formerly known as Westgate International, L.P.) resulting in total gross proceeds of $7,500. As of December 31, 2001, all outstanding shares of the Series D Stock were converted into 793,205 shares of our Common Stock at an average price of $9.46 per share.

In January 2000, we entered into a Put and Call Agreement with Elliott International which provided for the sale of up to 17,500 shares of Series E 4% Cumulative Convertible Preferred Stock (the “Series E Stock”) to Elliott International at $1,000 per share. In February 2000 we sold 8,750 shares of the Series E Stock to Elliott International resulting in gross proceeds of $8,750. In June 2000 we sold the remaining 8,750 shares of the Series E Stock to Elliott resulting in gross proceeds of $8,750. All sales of securities to Elliott International were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of December 31, 2001 all outstanding shares of the Series E Stock were converted into 1,596,618 shares of our Common Stock at an average price of $11.03 per share.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

7.	Preferred Stock (continued)

In June 2000, we entered into a Put and Call Agreement with Elliott International, which provided for the sale of up to 15,250 shares of Series F 4% Cumulative Convertible Preferred Stock (the “Series F Stock”) to Elliott International at $1,000 per share. In August 2000, Elliott International assigned, and Elliott Associates, L.P. (“Elliott Associates”) assumed, 50% of Elliott International’s rights and obligations under the put/call agreement. Later in August 2000, we sold to each of Elliott International and Elliott Associates 2,625 shares of the Series F Stock resulting in total gross proceeds of $5,250. In December 2000, we sold to each of Elliott International and Elliott Associates an additional 5,000 shares of the Series F Stock resulting in total gross proceeds of $10,000. All sales of securities to Elliott International and Elliott Associates were completed pursuant to the exemption provided by Regulation D under the Securities Act of 1933. As of December 31, 2001 all outstanding shares of the Series F Stock were converted to 1,568,559 shares of our Common Stock at an average price of $9.74 per share.

8.	Stock Plans

Stock Option Plans

In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of the 1995 Omnibus Stock Plan, key employees and nonemployees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have 10-year terms and vest either annually over three years, or fully vest at the end of three years.

In July 2002, our Board of Directors approved our 2002 Stock Option Plan. Under the terms of the 2002 Stock Option Plan, key employees and non-employees may be granted options to purchase up to 1,000,000 shares of our Common Stock. The options granted in 2002 have 10-year terms and vest either annually over three years, or fully vest at the end of three years. Directors and Executive officers are not included in this plan.

Beginning in 2003, all new stock option grants under both plans vest 25% after the first year and then monthly over the following three years. A summary of changes in outstanding options and common shares reserved under both Stock Plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 1999	469,402	4,729,573	$5.70
Shares authorized	2,500,000	—	—
Granted	(2,560,986)	2,560,986	11.20
Exercised	—	(506,146)	6.43
Canceled	976,156	(976,156)	6.40

Balance at December 31, 2000	1,384,572	5,808,257	7.94
Shares authorized	1,250,000	—	—
Granted	(2,462,308)	2,462,308	12.64
Exercised	—	(781,300)	5.14
Canceled	785,723	(785,723)	9.12

Balance at December 31, 2001	957,987	6,703,542	9.86
Shares authorized	1,000,000	—	—
Granted	(1,715,944)	1,715,944	10.68
Exercised	—	(191,506)	6.02
Canceled	508,965	(508,965)	13.04

Balance at December 31, 2002	751,008	7,719,015	$9.93

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

8.	Stock Plans (continued)

The following table summarizes information about the stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .01—$ 3.03	601,141	8.5 years	$2.80	106,797	$1.90
$ 3.03—$ 6.05	1,355,924	6.1 years	3.91	1,305,674	3.90
$ 6.05—$ 9.08	893,882	6.5 years	6.95	519,190	6.83
$ 9.08—$12.10	2,464,613	7.4 years	10.19	897,292	10.39
$12.10—$15.13	612,768	8.2 years	13.58	237,621	13.57
$15.13—$18.15	1,533,487	8.5 years	16.09	226,033	17.09
$18.15—$21.18	111,250	8.2 years	18.64	103,333	18.50
$21.18—$24.20	132,950	7.8 years	22.23	77,263	22.29
$24.20—$27.23	13,000	6.3 years	25.87	12,000	25.89

$ .01—$27.23	7,719,015	7.4 years	$9.93	3,482,203	$8.38

Options outstanding under the Stock Plans expire at various dates from 2003 to 2012. The number of options exercisable as of December 31, 2002, 2001, and 2000, was 3,482,203, 2,268,947, and 1,761,057, at weighted average exercise prices of $8.38, $7.56, and $6.21, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 2002, 2001, and 2000 are $9.93, $9.86 and $7.94 and 7.4, 8.1, and 8.5 years, respectively.

We had an executive stock option program under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. During the life of this program, 1,390,000 options were granted, while 70,000 options remain exercisable as of December 31, 2002.

We also have an executive stock option program under which 420,000 performance-based options were granted, while 280,000 options remain exercisable as of December 31, 2002, and are subject to accelerated vesting based on our stock price reaching certain price performance targets prior to specified dates. These options will vest in a lump sum five years after the date of grant regardless of company stock price performance. There will be no expenses related to the granting of these options.

We recognized $548 of compensation expense for the year ended December 31, 2000 related to the accelerated vesting of a group of options and the extended vesting of another group of options associated with the sale of the Professional Services group.

Employee Stock Purchase Plan

We have an employee stock purchase plan, which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first and last day of the participation period. Common stock reserved for future employee purchases under the plan totals 495,359 shares at December 31, 2002. Common stock issued under the plan totaled approximately 362,000 in 2002, 150,000 in 2001 and 40,000 in 2000.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

9.	Income Taxes

There was no income tax expense for the years ended December 31, 2002, 2001, or 2000.

The effective tax rate differs from the statutory tax rate primarily as a result of the following:

	Year ended December 31,
	2002	2001	2000
Income taxes at statutory rate	$(2,173)	$(3,050)	$(6,518)
State taxes, net of federal benefit	(468)	(353)	(731)
Change in valuation allowance	4,377	3,353	7,195
Acquisition – basis differences	(1,818)	—	—
Other	50	50	54

Income tax expense	$—	$—	$—

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows:

	Year ended December 31,
	2002	2001	2000
Deferred tax assets:
Accrued liabilities	$3,839	$872	$1,219
Liabilities	209	179	139
Tax over book amortization	(247)	(83)	(196)
Book over tax depreciation	171	171	171
Income tax credits	478	478	478
Net operating loss carryforward	53,958	51,455	44,133

Total deferred tax assets before valuation allowance	58,408	53,072	45,944
Less valuation allowance	(55,708)	(50,372)	(43,244)

Net deferred tax assets	$2,700	$2,700	$2,700

SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that benefits of deferred tax assets will not be realized. We believe it is more likely than not that the net deferred tax assets of $2,700 at December 31, 2002 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 2002, we had net operating loss (NOL) carryforwards of $134,900 that are available to offset taxable income through 2022. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $31,300 related to stock option exercises. These deductions currently have a full valuation allowance, and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.

Federal income taxes were not paid in 2002, 2001, or 2000.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

10.	Employee Benefit Plan

We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. employees. The Plan provides a discretionary year-end employer matching contribution on employee deferral contributions made during the plan year up to 6% of the participants’ contributions. We also have a voluntary defined contribution profit sharing plan that covers substantially all employees. Contributions to the latter are limited to the employer’s discretionary annual contribution. No employer contributions were made to the Plan during 2002, 2001, or 2000.

11.	Contingencies

In April 1999, purported securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 through March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In July 2002, we reached a settlement of the class action complaint. In November 2002, the Court granted final approval of the settlement for $10,100. $2,800 in cash will be covered by our insurance. The $7,300 balance of the settlement, reflected on the consolidated statement of operations as other non-recurring expense, will be contributed by us in common stock or in a combination of common stock and cash at the date of distribution. The final allocation of the contribution will be determined by us at our sole option. Distribution of the settlement is anticipated sometime in mid-2003.

On February 11, 2002, Herbert Silverberg filed a shareholder derivative action captioned Silverberg v. McGurran, et al., Case No. CV 805193 in California Superior Court in Santa Clara County against certain of our current and former officers and directors. We are named as nominal defendant. Plaintiff alleges that defendants breached their fiduciary duties by making false and misleading statements about our business condition and prospects during the period of November 10, 1998 through March 31, 1999. On April 29, 2002, the Court dismissed the complaint with leave to amend. The parties subsequently negotiated a settlement of $300,000 by which plaintiff will dismiss the action with prejudice. On March 11, 2003 the Court granted final approval of the settlement.

We are also engaged in other certain legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operation.

12.	Segment Information

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

We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Revenue is recognized at time of shipment or recognized ratably over the service period for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

12.	Segment Information (continued)

Our reportable segments are business units that offer distinct products and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

Significant components of our segments are as follows:

Year ended December 31, 2002
	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$61,960	$3,877	$—	$65,837
Depreciation expense	2,731	14	27	2,772
Segment gross profit	57,253	1,004	—	58,257
Segment operating income (loss)	6,815	(1,310)	(5,144)	361
Other non-recurring expense	—	—	7,258	7,258
Interest and other income	—	—	421	421
Segment assets	20,079	819	40,045	60,943
Expenditures for long-lived assets	18,320	—	35	18,355

Year ended December 31, 2001
	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$48,353	$4,114	$—	$52,467
Depreciation expense	2,306	97	30	2,433
Segment gross profit	42,573	1,314	—	43,887
Segment operating loss	(3,881)	(1,733)	(4,226)	(9,840)
Interest and other income	—	—	870	870
Segment assets	20,257	760	23,816	44,833
Expenditures for long-lived assets	3,358	19	35	3,412

Year ended December 31, 2000
	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$34,649	$4,471	$—	$39,120
Depreciation expense	1,826	168	27	2,021
Segment gross profit	25,793	1,433	—	27,226
Segment operating loss	(14,776)	(2,203)	(4,502)	(21,481)
Interest and other income	—	—	2,311	2,311
Segment assets	14,791	1,079	29,101	44,971
Expenditures for long-lived assets	3,799	12	47	3,858

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

12.	Segment Information (continued)

International sales accounted for 26%, 25%, and 19% of total revenue for the years 2002, 2001, and 2000, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories.

The following table summarizes information about our international and domestic sales and operations:

	Year ended December 31,
	2002	2001	2000
Revenues:
United States sales	$48,719	$39,192	$31,844
International sales	17,118	13,275	7,276

	$65,837	$52,467	$39,120

13.	Professional Services

In March 2000, we sold our Professional Services group to Guardent, Inc. for net proceeds of $4,296. We have included the gain on this transaction of $1,617 in other income in the accompanying consolidated statements of operations.

14.	Letter of Credit

We have a $345 letter of credit agreement with a bank securing rental space for our San Jose office. This letter of credit automatically renews for a one year period each year through March 31, 2008.

15.	Summarized Quarterly Financial Information (unaudited)

	Quarter Ended
	March 31,	June 30*,	September 30,	December 31,
2002
Net revenue	$13,455	$16,611	$17,667	$18,104
Gross profit	11,554	14,961	15,712	16,030
Net income (loss)	(1,273)	(7,079)	475	1,401
Net income (loss) per share – basic and diluted	(0.04)	(0.24)	0.02	0.05

2001
Net revenue	$11,243	$12,565	$13,494	$15,165
Gross profit	8,655	10,449	11,449	13,334
Net income (loss)	(4,491)	(3,189)	(1,536)	246
Net income (loss) per share – basic and diluted	(0.16)	(0.11)	(0.05)	0.01

*	The quarter ended June 30, 2002, includes a $7,258 non-recurring expense, or $0.25 per share impact, related to the class action securities lawsuit settlement as described in Note 11. Net income before the effect of the litigation settlement was $179, or $0.01 per share.

Report of Independent Auditors

The Board of Directors

Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

January 17, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

Date: March 28, 2003	By	/s/ JOHN E. MCNULTY

John E. McNulty Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ JOHN E. MCNULTY John E. McNulty	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY P. MCGURRAN Timothy P. McGurran	President and Chief Operating Officer

/s/ TIMOTHY J. STEINKOPF Timothy J. Steinkopf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director

/s/ JAMES F. JORDAN James F. Jordan	Director

/s/ STEPHEN M. PURICELLI Stephen M. Puricelli	Director

/s/ ERIC P. RUNDQUIST Eric P. Rundquist	Director

/s/ ALEXANDER ZAKUPOWSKY, JR. Alexander Zakupowsky, Jr.	Director

CERTIFICATION

Pursuant to Sarbanes-Oxley Act Section 302

I, John E. McNulty, certify that:

1.	I have reviewed this annual report on Form 10-K of Secure Computing Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN E. MCNULTY
John E. McNulty Chief Executive Officer March 28, 2003

CERTIFICATION

Pursuant to Sarbanes-Oxley Act Section 302

I, Timothy P. McGurran, certify that:

1.	I have reviewed this annual report on Form 10-K of Secure Computing Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY P. MCGURRAN
Timothy P. McGurran President and Chief Operating Officer March 28, 2003

CERTIFICATION

Pursuant to Sarbanes-Oxley Act Section 302

I, Timothy J. Steinkopf, certify that:

1.	I have reviewed this annual report on Form 10-K of Secure Computing Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY J. STEINKOPF
Timothy J. Steinkopf Senior Vice President and Chief Financial Officer March 28, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended December 31, 2002:
Sales return allowance	$582,000	$—	$(508,000)	$74,000
Allowance for doubtful accounts	822,000	246,000	(628,000)	440,000

Total	$1,404,000	$430,000	$(801,000)	$514,000

Year ended December 31, 2001:
Sales return allowance	$904,000	$31,000	$(353,000)	$582,000
Allowance for doubtful accounts	871,000	399,000	(448,000)	822,000

Total	$1,775,000	$430,000	$(801,000)	$1,404,000

Year ended December 31, 2000:
Sales return allowance	$710,000	$270,000	$(76,000)	$904,000
Allowance for doubtful accounts	710,000	347,000	(186,000)	871,000

Total	$1,420,000	$617,000	$(262,000)	$1,775,000