Form 10-Q
period 2003-03-31
SECURE COMPUTING CORP
filed 2003-05-15
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 31,953,881 issued and outstanding as of May 8, 2003.

SECURE COMPUTING CORPORATION

PART 1. FINANCIAL INFORMATION

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	March 31, 2003 (Unaudited)	December 31, 2002 (See Note)
ASSETS

Current assets
Cash and cash equivalents	$19,233	$18,050
Investments	2,366	3,342
Accounts receivable, net	10,349	11,421
Inventories, net	1,064	885
Other current assets	4,425	3,767

Total current assets	37,437	37,465

Property and equipment, net	5,518	5,708
Goodwill	14,694	15,195
Other assets, net	2,530	2,575

Total assets	$60,179	$60,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,138	$1,845
Accrued payroll	2,610	3,263
Other accrued expenses	3,160	4,105
Litigation settlement accrual	7,258	7,258
Deferred revenue	13,986	14,809

Total current liabilities	29,152	31,280

Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized; issued and outstanding – March 31, 2003 – 29,985,234 and December 31, 2002 – 29,684,459	300	297
Additional paid-in capital	156,964	156,132
Foreign currency translation	(645)	(603)
Accumulated deficit	(125,592)	(126,163)

Total stockholders’ equity	31,027	29,663

Total liabilities and stockholders’ equity	$60,179	$60,943

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Three Months Ended March 31,
	2003	2002
Products and Services revenue	$16,179	$12,464
Advanced Technology contracts revenue	830	991

	17,009	13,455

Cost of revenue	2,045	1,901

Gross profit	14,964	11,554

Operating expenses:
Selling and marketing	9,270	8,457
Research and development	3,947	3,493
General and administrative	1,229	1,093

	14,446	13,043

Operating income (loss)	518	(1,489)

Interest and other income	53	216

Net income (loss)	$571	$(1,273)

Net income (loss) per share – basic	$0.02	$(0.04)

Shares used in computing net income (loss) per share – basic	29,723	29,032

Net income (loss) per share – diluted	$0.02	$(0.04)

Shares used in computing net income (loss) per share – diluted	30,293	29,032

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$571	$(1,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	714	623
Amortization	56	71
Loss on disposals of property and equipment	6	3
Changes in operating assets and liabilities:
Accounts receivable	1,073	3,281
Inventories	(179)	179
Other current assets	(658)	(823)
Accounts payable	292	945
Payroll related accruals	(653)	(1,677)
Accrued liabilities and reserves	(145)	(949)
Deferred revenue	(823)	(814)

Net cash provided by (used in) operating activities	254	(434)

Investing activities
Net proceeds from sales of investments	976	2,609
Purchase of property and equipment, net	(530)	(458)
Increase in intangibles and other assets	(10)	(101)

Net cash provided by investing activities	436	2,050

Financing activities
Proceeds from issuance of common stock	535	1,282

Net cash provided by financing activities	535	1,282

Effect of exchange rate changes	(42)	(37)

Net increase in cash and cash equivalents	1,183	2,861
Cash and cash equivalents, beginning of period	18,050	15,956

Cash and cash equivalents, end of period	$19,233	$18,817

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

2.	Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2002 Condensed Consolidated Balance Sheets is derived from our audited Consolidated Balance Sheets as of December 31, 2002. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

3.	Significant Accounting Policies

Stock Options

We account for our two stock option based plans under the recognition and measurement provisions of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$571	$(1,273)
Deduct: Total stock-based employee compensation~expense determined under fair value based method~for all awards, net of related tax effects	(4,671)	(4,882)

Pro forma net loss	$(4,100)	$(6,155)

Net income (loss) per share:
Basic and Diluted – as reported	$0.02	$(0.04)
Basic and Diluted – pro forma	$(0.14)	$(0.21)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

3.	Significant Accounting Policies (continued)

Foreign Currency Translation

Results of operations are translated using the average exchange rates throughout the quarter. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income. During the first quarter of 2003, total comprehensive income amounted to $529 compared to total comprehensive loss of $1,310 for first quarter of 2002.

4.	Subsequent Event – Distribution of Class Action Lawsuit Settlement

In April 1999, purported securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Each complaint alleges that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 through March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In July 2002, we reached a settlement of the class action complaint. In November 2002, the Court granted final approval of the settlement for $10,100. $2,800 in cash was covered by our insurance. The $7,300 balance of the settlement was contributed by us in common stock on April 16, 2003, the date of distribution. Total shares distributed were 1,951,807.

5.	Segment Information

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

We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2002. Revenue is recognized at time of shipment or recognized ratably over the service period for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

Our reportable segments are business units that offer distinct products and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

5.	Segment Information (continued)

Significant components of our segments are as follows:

Three Months Ended March 31, 2003	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$16,179	$830	$—	$17,009
Depreciation expense	703	3	8	714
Segment gross profit	14,844	120	—	14,964
Segment operating income (loss)	2,137	(390)	(1,229)	518
Interest and other income	—	—	53	53
Segment assets	18,549	1,208	40,422	60,179
Expenditures for long-lived assets	638	—	7	645

Three Months Ended March 31, 2002	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$12,464	$991	$—	$13,455
Depreciation expense	612	4	7	623
Segment gross profit	11,197	357	—	11,554
Segment operating income (loss)	70	(326)	(1,093)	(1,273)
Interest and other income	—	—	216	216
Segment assets	18,062	1,217	39,954	59,233
Expenditures for long-lived assets	15,965	—	15	15,980

International sales accounted for 33 percent and 23 percent of total revenue for the three months ended March 31, 2003 and 2002, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

The following table summarizes information about our international and domestic sales and operations:

	Three Months Ended March 31,
	2003	2002
Revenues:
United States sales	$11,346	$10,339
International sales	5,663	3,116

	$17,009	$13,455

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

In addition, the following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as the factors identified in Forward Looking Statements below.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 and 2002.

Revenue. Our revenue increased 26 percent to $17.0 million for the first quarter of 2003 up from $13.5 million in the same period of 2002. Products and Services revenue was $16.2 million for the quarter, an increase of 30 percent over the same period in 2002. The year over year Products and Services revenue growth was driven primarily by sustained demand for high assurance solutions and increased traction with our OEM relationships. For the remainder of 2003, Products and Services revenues are expected to grow year over year by 11 percent, 14 percent, and 21 percent for the second through fourth quarters, respectively. Advanced Technology contract revenue was $0.8 million for the quarter down from $1.0 million in the same period in 2002, in keeping with our strategy of focusing only on funded development contracts that add value to our commercial product offerings. Advanced Technology revenue is projected to be between $0.5 and $0.8 million in each of the remaining quarters of 2003. Contract awards have recently been reduced due to a tight funding environment. This trend is not expected to have a material adverse impact on our financial results.

Gross Profit. Gross profit as a percentage of revenue increased from 86 percent in the first quarter of 2002 to 88 percent in 2003. This improvement was driven primarily by our success in growing our higher margin software revenue. Aggregate gross margins throughout the remainder of 2003 are expected to be approximately 89 percent.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 11 percent to $14.4 million in the first quarter of 2003, an increase from $13.0 million in the same period of 2002. The increase resulted primarily from an increase in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, total operating expense was 85 percent for the quarter compared to 97 percent in the same period of 2002. As a percentage of total revenues, including Advanced Technology revenue, operating expenses are expected to be 86 percent, 79 percent, and 73 percent for the second through fourth quarters of 2003, respectively.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 10 percent to $9.3 million in the first quarter of 2003, an increase from $8.5 million in the same period of 2002. The increase resulted primarily from an increase in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, selling and marketing expense was 55 percent for the quarter compared to 63 percent in the same period of 2002.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense increased by 13 percent to $3.9 million in the first quarter of 2003 from

$3.5 million in the same period of 2002. The increase resulted primarily from an increase in payroll and related costs. As a percentage of revenue, research and development expense was 23 percent for the quarter compared to 26 percent in the same period of 2002.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense increased 12 percent to $1.2 million in the first quarter of 2003 from $1.1 million in the same period of 2002. The increase results primarily from an increase in payroll and related costs. As a percentage of revenue, general and administrative expense was 7 percent for the first quarter of 2003 compared to 8 percent in the same period of 2002.

Interest and Other Income. Net interest and other income was $53,000 in the first quarter of 2003, a decrease from $216,000 in the same period of 2002. The decrease reflects lower average interest rates in 2003 as compared to 2002.

Income Taxes. We recognized no income tax expense for either of the periods in 2003 or 2002. Tax expense of $151,000 for various foreign income and domestic minimum income taxes was offset by a corresponding increase in our net deferred tax asset. We believe it is more likely than not that deferred tax assets, which total $2.9 million at March 31, 2003, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $207,000 from $21.4 million at December 31, 2002 to $21.6 million at March 31, 2003. This increase is primarily due to cash provided by operating activities, the exercise of stock options and sales of common stock through our employee stock purchase plan. We expect that our cash flow from operations on a quarterly basis in 2003 will approximate our quarterly operating results.

Net cash provided by operating activities for the three months ended March 31, 2003 was approximately $254,000 resulting from net income for the quarter and a decrease in accounts receivable, offset by an increase in other current assets and decreases in accrued payroll and deferred revenue. Accounts receivable decreased from $11.4 million at December 31, 2002 to $10.3 million at March 31, 2003. Days sales outstanding decreased to 55 days at March 31, 2003 compared to 57 days at December 31, 2002 primarily due to improved linearity of sales for the quarter. Prepaid expenses and other current assets increased from $3.8 million at December 31, 2002 to $4.4 million primarily due to prepayments for insurance, software maintenance support, marketing events, and an increase in the current portion of deferred tax assets. Accrued payroll decreased from $3.3 million at December 31, 2002 to $2.6 million at March 31, 2003 primarily due to the payout of the annual portion of management incentive bonuses. Deferred revenue decreased from $14.8 million at December 31, 2002 to $14.0 million at March 31, 2003, which is consistent with the 6 percent decline in Products and Services revenues from the prior quarter.

Net cash used for capital additions of $530,000 during the three months ended March 31, 2003, was made up of computer equipment, technology upgrades, and leasehold improvements. We expect to use another $1.5 million throughout the remainder of 2003 mainly for computer equipment and technology upgrades.

Net cash provided by financing activities of $535,000 for the three months ended March 31, 2003 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of March 31, 2003, we had working capital of $8.3 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	For the remainder of 2003, Products and Services revenues are expected to grow year over year by 11 percent, 14 percent, and 21 percent, for the second through fourth quarters, respectively. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•	Advanced Technology revenue is projected to be between $0.5 and $0.8 million in each of the remaining quarters of 2003. Meeting this expectation depends upon our ability to obtain new government contract awards and maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards. The recently tightened contract award funding environment is not expected to have a material adverse impact on our financial results.

•	Aggregate gross margins throughout the remainder of 2003 are expected to be approximately 89 percent. Meeting this expectation depends upon our ability to maintain a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for the Company’s products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•	As a percent of total revenues, including Advanced Technology revenue, operating expenses are expected to be 86 percent, 79 percent and 73 percent for the second through fourth quarters of 2003, respectively. This expectation depends on us maintaining the current anticipated level of spending, which may not occur due to unexpected increases in such costs or because of a need to accelerate expenditures, or decreased products and services revenue. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

•	We believe it is more likely than not that deferred tax assets, which total $2.9 million at March 31, 2003, will be realized. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We expect that our cash flow from operations on a quarterly basis in 2003 will approximate our quarterly operating results. Meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors, unexpected increases in personnel and operating expenses, the need for additional funds to react to changes in the marketplace, and currently unplanned acquisitions.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	currently unplanned acquisitions.

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

CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SECURE COMPUTING CORPORATION

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In April 1999, purported securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Each complaint alleged that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 through March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In July 2002, we reached a settlement of the class action complaint. In November 2002, the Court granted final approval of the settlement for $10.1 million. $2.8 million in cash was covered by our insurance. The $7.3 million balance of the settlement was contributed by us in common stock on April 16, 2003, the date of distribution.

On February 11, 2002, Herbert Silverberg filed a shareholder derivative action captioned Silverberg v. McGurran, et al., Case No. CV 805193 in California Superior Court in Santa Clara County against certain of our current and former officers and directors. We were named as nominal defendant. Plaintiff alleged that defendants breached their fiduciary duties by making false and misleading statements about our business condition and prospects during the period of November 10, 1998 through March 31, 1999. On April 29, 2002, the Court dismissed the complaint with leave to amend. The parties subsequently negotiated a settlement of $300,000 by which plaintiff will dismiss the action with prejudice. On March 11, 2003 the Court approved the settlement.

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

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

A form 8-K was not filed during the quarter ended March 31, 2003.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: May 15, 2003	By:	/s/ TIMOTHY J. STEINKOPF

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN E. MCNULTY

John E. McNulty Chairman and Chief Executive Officer May 15, 2003

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY P. MCGURRAN

Timothy P. McGurran President and Chief Operating Officer May 15, 2003

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY J. STEINKOPF

Timothy J. Steinkopf Senior Vice President and Chief Financial Officer May 15, 2003