Form 10-Q
period 2003-06-30
SECURE COMPUTING CORP
filed 2003-07-31
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 32,135,963 issued and outstanding as of July 31, 2003.

SECURE COMPUTING CORPORATION

PART 1. Financial Information

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003 (Unaudited)	December 31, 2002 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$20,919	$18,050
Investments	1,306	3,342
Accounts receivable, net	12,843	11,421
Inventories	1,053	885
Other current assets	4,267	3,767

Total current assets	40,388	37,465

Property and equipment, net	5,231	5,708
Goodwill	14,226	15,195
Other assets	2,564	2,575

	$62,409	$60,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,615	$1,845
Accrued payroll	3,062	3,263
Other accrued expenses	1,476	4,105
Litigation settlement accrual	—	7,258
Deferred revenue	14,449	14,809

Total current liabilities	21,602	31,280

Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized; issued and outstanding – June 30, 2003 – 32,120,548 and December 31, 2002 –29,684,459	300	297
Additional paid-in capital	165,756	156,132
Foreign currency translation	(666)	(603)
Accumulated deficit	(124,583)	(126,163)

Total stockholders’ equity	40,807	29,663

	$62,409	$60,943

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Products and Services revenue	$17,630	$15,578	$33,809	$28,042
Advanced Technology contracts revenue	547	1,033	1,377	2,024

	18,177	16,611	35,186	30,066

Cost of revenue	2,316	1,650	4,361	3,551

Gross profit	15,861	14,961	30,825	26,515

Operating expenses:
Selling and marketing	9,927	9,828	19,197	18,285
Research and development	3,737	3,693	7,684	7,186
General and administrative	1,234	1,332	2,463	2,425

	14,898	14,853	29,344	27,896

Operating income (loss)	963	108	1,481	(1,381)

Other non-recurring expense	—	(7,258)	—	(7,258)
Interest and other income	46	71	99	287

Net income (loss)	$1,009	$(7,079)	$1,580	$(8,352)

Net income (loss) per share – basic	$0.03	$(0.24)	$0.05	$(0.29)

Shares used in computing net income (loss) per share – basic	31,716	29,306	30,724	29,170

Net income (loss) per share – diluted	$0.03	$(0.24)	$0.05	$(0.29)

Shares used in computing net loss per share – diluted	32,756	29,306	31,532	29,170

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income (loss)	$1,580	$(8,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,440	1,342
Amortization	122	127
Loss on disposals of property and equipment	6	5
Deferred income taxes, net	(256)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,422)	1,987
Inventories	(168)	87
Other current assets	(201)	(200)
Accounts payable	770	(6)
Payroll related accruals	(201)	(1,101)
Accrued liabilities and reserves	(518)	(1,472)
Litigation settlement accrual	—	7,258
Deferred revenue	(360)	(2,729)

Net cash provided by (used in) operating activities	793	(3,054)

Investing activities
Net proceeds from sales of investments	2,036	1,370
Purchase of property and equipment, net	(969)	(1,091)
Increase in intangibles and other assets	(153)	(271)

Net cash provided by investing activities	914	8

Financing activities
Proceeds from issuance of common stock	1,225	1,711

Net cash provided by financing activities	1,225	1,711

Effect of exchange rate changes	(63)	(55)

Net increase (decrease) in cash and cash equivalents	2,869	(1,390)
Cash and cash equivalents, beginning of period	18,050	15,956
Cash and cash equivalents, end of period	$20,919	$14,566

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

2.	Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2002 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2002. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual 10-K Report for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

3.	Significant Accounting Policies

Stock Options

We account for our two stock option based plans under the recognition and measurement provisions of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,009	$(7,079)	$1,580	$(8,352)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,396)	(4,605)	(7,067)	(9,487)

Pro forma net loss	$(1,387)	$(11,684)	(5,487)	(17,839)

Net income (loss) per share:
Basic and Diluted – as reported	$0.03	$(0.24)	$0.05	$(0.29)
Basic and Diluted – pro forma	$(0.04)	$(0.40)	$(0.18)	$(0.61)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

3.	Significant Accounting Policies (continued)

Foreign Currency Translation

Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income. During the second quarter of 2003, total comprehensive income amounted to $988 compared to total comprehensive loss of $7,097 for second quarter of 2002. During the first six months of 2003, total comprehensive income amounted to $1,517 compared to total comprehensive loss of $8,407 for second quarter of 2002.

4.	Distribution of Class Action Lawsuit Settlement

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

We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” included in our Annual 10-K Report for the year ended December 31, 2002. Revenue is recognized when earnings process is complete and/or when performance of services are complete for the Products and Services segment. For Advanced Technology, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by Advanced Technology and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

Our reportable segments are business units that offer distinct products and services to very different customer groups. The reportable segments are each managed separately because they require different managerial skill sets and are focused toward different markets.

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

5.	Segment Information (continued)

Significant components of our segments are as follows:

Six Months Ended June 30, 2003	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$33,809	$1,377	$—	$35,186
Depreciation expense	1,421	6	13	1,440
Segment gross profit	30,571	254	—	30,825
Segment operating income (loss)	4,172	(228)	(2,463)	1,481
Interest and other income	—	—	99	99
Segment assets	21,775	1,160	39,474	62,409
Expenditures for long lived assets	1,171	—	12	1,183

Six Months Ended June 30, 2002	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$28,042	$2,024	$—	$30,066
Depreciation expense	1,320	8	14	1,342
Segment gross profit	25,906	609	—	26,515
Segment operating income (loss)	1,756	(712)	(2,425)	(1,381)
Interest and other income	—	—	287	287
Segment assets	19,062	1,007	36,941	57,010
Expenditures for long lived assets	16,160	—	29	16,189

International sales accounted for 33 percent and 30 percent of total revenue for the six months ended June 30, 2003 and 2002 respectively. Major foreign markets for our products include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

The following table summarizes information about our international and domestic sales and operations:

	Six Months Ended June 30,
	2003	2002
Revenues:
United States sales	$23,705	$21,046
International sales	11,481	9,020

	$35,186	$30,066

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

6.	Subsequent Event – Acquisition of N2H2

On July 29, 2003, we announced that we had signed a definitive merger agreement to acquire all of the outstanding stock of N2H2, Inc. (“N2H2”). Under the merger agreement, we will issue .0841 shares of our common stock for each outstanding share of N2H2 common stock, or approximately 1.861 million shares, which will represent approximately 5% of the outstanding stock of Secure Computing Corporation after the closing of the merger. Based on the closing price of our stock on July 28, 2003, the market value of the transaction is approximately $19,900.

N2H2 provides Internet filtering and monitoring solutions that are designed to allow Internet users to monitor and filter content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability. They have 2 product lines: SentianTM for corporate and government customers and Bess® for schools, libraries, and non-profit organizations. N2H2 is headquartered in Seattle, Washington.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and 2002.

Revenue. Our revenue increased 10 percent to $18.2 million for the second quarter of 2003 up from $16.6 million in the same period of 2002. Products and Services revenue was $17.6 million for the quarter, an increase of 13 percent over 2002. The year over year Products and Services revenue growth was driven primarily by an increase in SafeWord® hardware token shipments, an increase in the direct Sidewinder® G2TM appliance sales, and increased traction with our OEM relationships. For the third and fourth quarters of 2003, we expect year over year Products and Services revenue growth of 14 percent and 21 percent, respectively. Advanced Technology contract revenue was $0.5 million for the quarter compared to $1.0 million in the same period of 2002 and consistent with our strategy of focusing only on funded development contracts that add value to our commercial product offerings. Advanced Technology revenue is projected to be between $0.5 and $0.8 million in each of the remaining quarters of 2003.

Gross Profit. Gross profit as a percentage of revenue was 87 percent in the second quarter of 2003 compared to 90 percent in 2002. This decrease in the gross margin rate was driven by an increase in SafeWord® token shipments and related hardware costs. Aggregate gross margins throughout the remainder of 2003 are expected to be approximately 88 percent.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses remained flat at $14.9 million in the second quarter of 2003 compared to the same period of 2002. As a percentage of revenue, total operating expense was 82 percent for the quarter compared to 89 percent in the same period of 2002. As a percentage of total revenues, including Advanced Technology revenue, operating expenses are expected to be 78 percent and 72 percent for the third and fourth quarters of 2003, respectively.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 1 percent to $9.9 million in the second quarter of 2003, an increase from $9.8 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in commission expense due to expanding revenues, mostly offset by a reduction in headcount due to productivity gains. As a percentage of revenue, selling and marketing expense was 55 percent for the quarter compared to 59 percent in the same period of 2002.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense remained fairly consistent in the second quarter of 2003 compared to the same period of 2002 at $3.7 million. Expenses were able to remain consistent due to normal inflationary increases in payroll and related costs and an increase in common criteria certification costs offset by a reduction in headcount due to productivity gains. As a percentage of revenue, research and development expense was 21 percent for the quarter compared to 22 percent in 2002.

General and Administrative. General and administrative expense consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expense decreased 1 percent to $1.2 million in the second quarter of 2003 from $1.3 million in the same period of 2002. As a percentage of revenue, general and administrative expenses were 7 percent for the second quarter of 2003 compared to 8 percent for the second quarter of 2002.

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

Interest and Other Income. Net interest and other income was $46,000 in the second quarter of 2003, a decrease from $71,000 in the same period of 2002. The decrease reflects lower average interest rates in 2003 as compared to 2002.

Income Taxes. We recognized no income tax expense for either of the second quarters in 2003 or 2002. Tax expense of $105,000 incurred in the second quarter of 2003 for various foreign income and domestic minimum income taxes was offset by a corresponding increase in our net deferred tax asset. We believe it is more likely than not that deferred tax assets, which total $3.0 million at June 30, 2003, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing government contracts, commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Comparison of Six Months Ended June 30, 2003 and 2002.

Revenue. Our revenue increased 17 percent to $35.2 million for the first six months of 2003 up from $30.1 million in the same period of 2002. Products and services revenue was $33.8 million for the first six months, an increase of 21 percent over the same six months of 2002. The Products and Services revenue growth was driven primarily by an increase in SafeWord® hardware token shipments, an increase in the direct Sidewinder® G2TM appliance sales, and increased traction with our OEM relationships. For the third and fourth quarters of 2003, we expect year over year Products and Services revenue growth of 14 percent and 21 percent, respectively. Advanced Technology contract revenue was $1.4 million for the first six months of 2003, a decrease of 32 percent from the first six months of 2002 as we continue our focus on development contracts that add value to our products and services offerings. Advanced Technology revenue is projected to be between $0.5 and $0.8 million in each of the remaining quarters of 2003.

Gross Profit. Gross profit as a percentage of revenue for the first six months of 2003 was consistent with the same period in 2002 at 88 percent. Aggregate gross margins throughout the remainder of 2003 are expected to be approximately 88 percent.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 5 percent to $29.3 million in the first six months of 2003 compared to $27.9 million in the same period of 2002. As a percentage of revenue, total operating expense was 83 percent for the quarter compared to 93 percent in the same period of 2002. As a percentage of total revenues, including Advanced Technology revenue, operating expenses are expected to be 78 percent and 72 percent for the third and fourth quarters of 2003, respectively.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expense increased 5 percent to $19.2 million in the first of six months of 2003 up from $18.3 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in commission expense due to expanding revenues.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expense increased 7 percent to $7.7 million in the first six months of 2003 from $7.2 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs along with an increase in common criteria certification costs.

General and Administrative. General and administrative expense consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and Administrative expense increased 4 percent to $2.5 million in the first six months of 2003 up from $2.4 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs.

Non-recurring Expense. Non-recurring expense of $7.3 million in the first six months of 2002 pertains to a one-time charge for a litigation settlement. In July 2002, we reached a settlement of the class action securities lawsuit that was brought in United States District Court for the Northern District of California on behalf of persons who acquired our common stock between November 10, 1998 and March 31, 1999.

In November 2002, the Court granted final approval of the settlement for $10.1 million. $2.8 million in cash was covered by our insurance. The $7.3 million balance of the settlement was contributed by us in common stock on April 16, 2003, the date of distribution. Total shares distributed were 1,951,807.

Interest and Other Income. Net interest and other income was $99,000 in the first six months of 2003, a decrease from $287,000 in the same period of 2002. The decrease reflects lower average interest rates in 2003 as compared to 2002.

Income Taxes. We recognized no income tax expense in the first six months of 2003 or 2002. Tax expense of $256,000 incurred in first six months of 2003 for various foreign income and domestic minimum income taxes was offset by a corresponding increase in our net deferred tax asset. We believe it is more likely than not that deferred tax assets, which total $3.0 million at June 30, 2003, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on existing government contracts and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $833,000 from $21.4 million at December 31, 2002 to $22.2 million at June 30, 2003. This increase is due to cash provided by operating activities, the exercise of stock options and sales of common stock through our employee stock purchase plan. We expect that our cash flow from operations on a quarterly basis for the remainder of 2003 will approximate our quarterly operating results.

Net cash provided by operating activities for the six months ended June 30, 2003 was $793,000 resulting from net income for the quarter and an increase in accounts payable, offset by an increase in accounts receivable and a decrease in accrued liabilities and reserves. Accounts payable increased from $1.8 million at December 31, 2002 to $2.6 million at June 30, 2003 primarily due to the timing of inventory purchases. Accounts receivable increased from $11.4 million at December 31, 2002 to $12.8 million at June

30, 2003 due to growth in billings. Days sales outstanding increased to 64 days at June 30, 2003 compared to 57 days at December 31, 2002 primarily due to growth in deferred revenue.

Net cash used for capital additions of $969,000 during the six months ended June 30, 2003, was made up of computer equipment, technology upgrades, and leasehold improvements. We expect to use another $1.0 million throughout the remainder of 2003 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $1.2 million for the six months ended June 30, 2003 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of June 30, 2003, we had working capital of $18.8 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	For the third and fourth quarters of 2003, we expect year over year Products and Services revenue growth of 14 percent and 21 percent, respectively. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•	Advanced Technology revenue is projected to be between $0.5 and $0.8 million in each of the remaining quarters of 2003. Meeting this expectation depends upon our ability to obtain new government contract awards and maintain the current government contracts revenue, which might not occur for a variety of reasons, including an inability to staff engineers to our current contract requirements or customer delays or cancellations of contract awards. The continued tightened contract award funding environment is not expected to have a material adverse impact on our financial results.

•	Aggregate gross margins throughout the remainder of 2003 are expected to be approximately 88 percent. Meeting this expectation depends upon our ability to maintain a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for the Company’s products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•	As a percent of total revenues, including Advanced Technology revenue, operating expenses are expected to be 78 percent and 72 percent for the third and fourth quarters of 2003, respectively. This expectation depends on us maintaining the current anticipated level of spending, which may not occur due to unexpected increases in such costs or because of a need to accelerate expenditures, or decreased products and services revenue. Additionally, meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors.

•	We believe it is more likely than not that deferred tax assets, which total $3.0 million at June 30, 2003, will be realized. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We expect that our cash flow from operations on a quarterly basis for the remainder of 2003 will approximate our quarterly operating results. Meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors, unexpected increases in personnel and operating expenses, the need for additional funds to react to changes in the marketplace, and currently unplanned acquisitions.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	currently unplanned acquisitions.

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

CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were approved at our Annual Meeting of Stockholders held on May 15, 2003:

a)	The following directors were elected:

	Number of Common Shares Voted
Directors	For	Withhold
Robert J. Frankenburg	28,173,843	511,892
John E. McNulty	28,553,229	132,506
James F. Jordan	28,180,810	504,925

These directors were elected to a three year term commencing upon their election. Directors, Timothy P. McGurran, Stephen M. Puricelli, Eric P. Rundquist, and Alexander Zakupowsky, Jr. continue in office until expiration of their respective roles.

b)	The stockholders also approved the following proposal:

	Number of Common Shares Voted
Independent Auditors	For	Against	Abstain
Ratification of Ernst & Young LLP
As Independent Auditors	28,278,895	378,067	28,773

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

A Form 8-K was filed on April 17, 2003. Pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition,” furnishing the press release issued April 17, 2003 relating to first quarter earnings.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: July 31, 2003	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)