Form 10-Q
period 2003-09-30
SECURE COMPUTING CORP
filed 2003-10-31
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 0-27074

SECURE COMPUTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1637226 (I.R.S. employer identification no.)

4810 Harwood Road, San Jose, CA (Address of principal executive offices)	95124 (Zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 34,288,955 issued and outstanding as of October 27, 2003.

SECURE COMPUTING CORPORATION

PART 1. Financial Information

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003 (Unaudited)	December 31, 2002 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$15,618	$18,050
Investments	8,659	3,342
Accounts receivable, net	14,764	11,421
Inventories	954	885
Other current assets	4,855	3,767

Total current assets	44,850	37,465
Property and equipment, net	4,992	5,708
Goodwill	14,226	15,195
Other assets	1,884	2,575

	$65,952	$60,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,983	$1,845
Accrued payroll	3,604	3,263
Other accrued expenses	1,232	4,105
Litigation settlement accrual	—	7,258
Deferred revenue	14,445	14,809

Total current liabilities	21,624	31,280
Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized; issued and outstanding – September 30, 2003 – 32,333,593 and December 31, 2002 –29,684,459	323	297
Additional paid-in capital	166,995	156,132
Foreign currency translation	(673)	(603)
Accumulated deficit	(121,957)	(126,163)

Total stockholders’ equity	44,688	29,663

	$65,952	$60,943

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Products and Services revenue	$19,474	$16,708	$53,283	$44,750
Advanced Technology contracts revenue	641	959	2,018	2,983

	20,115	17,667	55,301	47,733
Cost of revenue	2,350	1,955	6,711	5,506

Gross profit	17,765	15,712	48,590	42,227
Operating expenses:
Selling and marketing	9,927	9,493	29,124	27,778
Research and development	3,646	3,894	11,330	11,080
General and administrative	1,582	1,371	4,045	3,796
Separation costs	—	568	—	568

	15,155	15,326	44,499	43,222

Operating income (loss)	2,610	386	4,091	(995)
Other non-recurring expense	—	—	—	(7,258)
Interest and other income	16	89	115	376

Net income (loss)	$2,626	$475	$4,206	$(7,877)

Net income (loss) per share – basic	$0.08	$0.02	$0.14	$(0.27)

Shares used in computing net income (loss) per share – basic	32,173	29,374	31,107	29,184

Net income (loss) per share – diluted	$0.08	$0.02	$0.13	$(0.27)

Shares used in computing net income (loss) per share – diluted	33,995	29,705	32,258	29,184

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$4,206	$(7,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,085	2,046
Amortization	181	183
Loss on disposals of property and equipment	6	9
Deferred income taxes, net	(432)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,343)	375
Inventories	(69)	(35)
Other current assets	43	(536)
Accounts payable	138	421
Payroll related accruals	341	(671)
Accrued liabilities and reserves	(762)	327
Litigation settlement accrual	—	7,258
Deferred revenue	(364)	(3,180)

Net cash provided by (used in) operating activities	2,030	(1,680)

Investing activities
Net purchases of investments	(5,317)	(2,478)
Purchase of property and equipment, net	(1,376)	(1,585)
Increase in intangibles and other assets	(188)	(320)

Net cash used in investing activities	(6,881)	(4,383)

Financing activities
Proceeds from issuance of common stock	2,489	2,042

Net cash provided by financing activities	2,489	2,042

Effect of exchange rate changes	(70)	(95)

Net decrease in cash and cash equivalents	(2,432)	(4,116)
Cash and cash equivalents, beginning of period	18,050	15,956

Cash and cash equivalents, end of period	$15,618	$11,840

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2002 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2002. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$2,626	$475	$4,206	$(7,877)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(961)	(1,339)	(8,028)	(10,826)

Pro forma net income (loss)	$1,665	$(864)	$(3,822)	$(18,703)

Net income (loss) per share:
Basic – as reported	$0.08	$0.02	$0.14	$(0.27)
Diluted – as reported	$0.08	$0.02	$0.13	$(0.27)
Basic and Diluted – pro forma	$0.05	$(0.03)	$(0.12)	$(0.64)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

3. Significant Accounting Policies (continued)

Foreign Currency Translation

Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income. During the third quarter of 2003, total comprehensive income amounted to $2,619 compared to total comprehensive income of $435 for the third quarter of 2002. During the first nine months of 2003, total comprehensive income amounted to $4,136 compared to total comprehensive loss of $7,972 for the first nine months of 2002.

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

5. Segment Information

As of September 30, 2003, we had two reportable segments consisting of Products and Services and Advanced Technology. Our Products and Services segment sells computer software products and services designed to provide secure access control for users engaging in business over public networks. Our Advanced Technology Division was a self-funded organization whose mission was to develop new technologies and products that met the emerging needs of the Department of Defense (DoD) and the commercial sector. As part of our continued focus on product sales, the Advanced Technology segment was closed effective October 16, 2003. The financial statement impact of closing the Advanced Technology segment was immaterial. In future periods, we will report only one segment for financial reporting purposes. Cash, investments, deferred tax assets, general and administrative expenses, and stock option compensation costs cannot be readily identified to the two business segments, therefore, they are presented separately in a corporate segment.

We evaluate segment performance based on gross profit. Resources are allocated based on contractual requirements as the Advanced Technology segment is reimbursed on a cost plus basis from the various agencies of the United States government. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” included in our Annual Report of Form 10-K for the year ended December 31, 2002. Revenue is recognized when the earnings process is complete and/or when performance of services are complete for the Products and Services segment. For the Advanced Technology segment, contract revenue is recognized on the basis of costs incurred for the government contracts serviced by the Advanced Technology segment and intersegment transfers are recorded at cost; there are no intercompany profits or losses recorded on intersegment transfers.

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

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

5. Segment Information (continued)

Significant components of our segments are as follows:

Nine Months Ended September 30, 2003	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$53,283	$2,018	$—	$55,301
Depreciation expense	2,060	9	16	2,085
Segment gross profit	48,179	411	—	48,590
Segment operating income (loss)	8,892	(756)	(4,045)	4,091
Interest and other income	—	—	115	115
Segment assets	23,399	853	41,700	65,952
Expenditures for long lived assets	1,606	—	18	1,624

Nine Months Ended September 30, 2002	Products and Services Segment	Advanced Technology Segment	Corporate	Total
Revenues from external customers	$44,750	$2,983	$—	$47,733
Depreciation expense	2,015	11	20	2,046
Segment gross profit	41,390	837	—	42,227
Segment operating income (loss)	3,800	(999)	(3,796)	(995)
Interest and other income	—	—	376	376
Segment assets	21,424	498	38,060	59,982
Expenditures for long lived assets	18,480	—	21	18,501

International sales accounted for 30 percent and 25 percent of total revenue for the nine months ended September 30, 2003 and 2002, respectively. Major foreign markets for our products include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products to resellers and end-users within their defined territories.

The following table summarizes information about our international and domestic sales and operations:

	Nine Months Ended September 30,
	2003	2002
Revenues:
United States sales	$39,052	$35,767
International sales	16,349	11,966

	$55,301	$47,733

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share amounts)

(Unaudited)

6. Subsequent Event – Acquisition of N2H2

On October 14, 2003, we announced that Nitro Acquisition Corp., a wholly owned subsidiary of our Company (the “Merger Sub”) merged with and into N2H2, Inc., a Washington corporation (“N2H2”), N2H2 became a wholly-owned subsidiary of our Company and each outstanding share of N2H2’s common stock was converted into 0.0841 of a share of our Company’s common stock. The transaction was pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 28, 2003, by and among Secure Computing Corporation, N2H2, and the Merger Sub, and will be accounted for as a purchase.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002.

Revenue. Our revenue increased 14 percent to $20.1 million for the third quarter of 2003 up from $17.7 million in the same period of 2002. Products and Services revenue was $19.5 million for the quarter, an increase of 17 percent over the same period of 2002. The year over year Products and Services revenue growth was driven primarily by an increase in the direct Sidewinder® G2TM appliance sales and continued increasing traction with our Smartfilter OEM relationships. For the fourth quarter of 2003, Products and Services revenues are expected to grow 21 percent year over year before the effect of the N2H2 acquisition. N2H2 is expected to contribute an additional $1.8 million in Products and Services revenue in the fourth quarter of 2003. Advanced Technology contract revenue was $0.6 million for the third quarter compared to $1.0 million in the same period of 2002 and consistent with our strategy of focusing only on funded development contracts that add value to our commercial product offerings. Advanced Technology revenue is projected to be $0 in the fourth quarter of 2003 and moving forward as a result of the termination of the Advanced Technology business.

Gross Profit. Gross profit as a percentage of revenue was 88 percent in the third quarter of 2003 compared to 89 percent in 2002. Aggregate gross margins are expected to be approximately 89 percent in the fourth quarter of 2003.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses decreased 1 percent to $15.2 million for the third quarter of 2003 down from $15.3 million in the same period of 2002. As a percentage of revenue, total operating expenses were 75 percent for the quarter compared to 87 percent in the same period of 2002. Operating expense dollars before the impact of the N2H2 acquisition in the fourth quarter of 2003 are expected to be consistent with the third quarter of 2003. We expect to incur $1.4 million in additional operating expenses in the fourth quarter of 2003 related to the N2H2 acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses increased 5 percent to $9.9 million in the third quarter of 2003 up from $9.5 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, selling and marketing expense was 49 percent for the quarter compared to 54 percent in the same period of 2002.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses decreased 6 percent to $3.6 million in third quarter of 2003 down from $3.9 million in the same period of 2002. The decrease resulted primarily due to a reduction in headcount due to productivity gains offset by normal inflationary increases in payroll and related costs. As a percentage of revenue, research and development expense was 18 percent for the quarter compared to 22 percent in 2002.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses increased 15 percent to $1.6 million in the third quarter of 2003 up from $1.4 million in the same period of 2002. As a percentage of revenue, general and administrative expenses were consistent at 8 percent for the third quarter of 2003 compared to the third quarter of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs along with an increase in directors and officers liability insurance.

Separation Costs. In addition to normal operating expenses, we incurred $568,000 of expenses in the third quarter of 2002 related to a 6 percent reduction in headcount, which occurred in July of 2002.

Interest and Other Income. Net interest and other income was $16,000 in the third quarter of 2003, a decrease from $89,000 in the same period of 2002. The decrease reflects lower average interest rates in 2003 as compared to 2002 for interest income and an increase in other expenses for personal property taxes.

Income Taxes. We recognized no income tax expense in either of the third quarters in 2003 or 2002. Tax expense of $176,000 incurred in the third quarter of 2003 for various foreign income and domestic minimum income taxes was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. We believe it is more likely than not that deferred tax assets, which total $3.1 million at September 30, 2003, will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on existing sales of commercial products, and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Comparison of Nine Months Ended September 30, 2003 and 2002.

Revenue. Our revenue increased 16 percent to $55.3 million for the first nine months of 2003 up from $47.7 million in the same period of 2002. Products and services revenue was $53.3 million for the first nine months, an increase of 19 percent over the same nine months of 2002. The Products and Services revenue growth was driven primarily by increases in the direct Sidewinder® G2TM appliance sales and SafeWord® hardware token sales and continued increasing traction with our Smartfilter OEM relationships. For the fourth quarter of 2003, Products and Services revenues are expected to grow 21 percent year over year before the effect of the N2H2 acquisition. N2H2 is expected to contribute an additional $1.8 million in Products and Services revenue in the fourth quarter of 2003. Advanced Technology contract revenue was $2.0 million for the first nine months of 2003, a decrease of 32 percent from the first nine months of 2002 as we continue our focus on development contracts that add value to our products and services offerings. Advanced Technology revenue is projected to be $0 for the fourth quarter of 2003 and moving forward as a result of the termination of the Advanced Technology business.

Gross Profit. Gross profit as a percentage of revenue was 88 percent for both the first nine months of 2003 and 2002. Aggregate gross margins are expected to be approximately 89 percent in the fourth quarter of 2003.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses increased 3 percent to $44.5 million in the first nine months of 2003 compared to $43.2 million in the same period of 2002. As a percentage of revenue, total operating expense was 80 percent for the quarter compared to 91 percent in the same period of 2002. Operating expense dollars before the impact of the N2H2 acquisition in the fourth quarter of 2003 are expected to be consistent with the third quarter of 2003. We expect to incur $1.4 million in additional operating expenses in the fourth quarter of 2003 related to the N2H2 acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses increased 5 percent to $29.1 million in the first of nine months of 2003 up from $27.8 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and an increase in discretionary marketing spending.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses increased 2 percent to $11.3 million in the first nine months of 2003 from $11.1 million in the same period of 2002.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses increased 7 percent to $4.0 million in the first nine months of 2003 up from $3.8 million in the same period of 2002. The increase resulted primarily from normal inflationary increases in payroll and related costs along with an increase in directors and officers liability insurance.

Separation Costs. In addition to normal operating expenses, we incurred $568,000 of expenses for the first nine months of 2002 related to a 6 percent reduction in headcount, which occurred in July of 2002.

Non-recurring Expense. Non-recurring expense of $7.3 million in the first nine months of 2002 pertains to a one-time charge for a litigation settlement. In July 2002, we reached a settlement of the class action securities lawsuit that was brought in United States District Court for the Northern District of California on behalf of persons who acquired our common stock between November 10, 1998 and March 31, 1999.

In November 2002, the Court granted final approval of the settlement for $10.1 million. $2.8 million in cash was covered by our insurance. The $7.3 million balance of the settlement was contributed by us in common stock on April 16, 2003, the date of distribution. Total shares distributed were 1,951,807.

Interest and Other Income. Net interest and other income was $115,000 in the first nine months of 2003, a decrease from $376,000 in the same period of 2002. The decrease reflects lower average interest rates in 2003 as compared to 2002 for interest income and an increase in other expenses for personal property taxes.

Income Taxes. We recognized no income tax expense in the first nine months of 2003 or 2002. Tax expense of $432,000 incurred in first nine months of 2003 for various foreign income and domestic minimum income taxes was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. We believe it is more likely than not that deferred tax assets, which total $3.1 million at September 30, 2003, will be realized. The computations of our deferred tax assets and valuation allowance are based in part on taxable income we expect to earn on sales of commercial products and projected interest income. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $2.9 million from $21.4 million at December 31, 2002 to $24.3 million at September 30, 2003. This increase is due to cash provided by operating activities, the exercise of stock options and sales of common stock through our employee stock purchase plan. We continue to expect that our cash flow from operations on a quarterly basis in 2003 will approximate our prior quarter’s operating results.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $2.0 million resulting from net income for the quarter, offset by an increase in accounts receivable and a decrease in accrued liabilities and reserves. Accounts receivable increased from $11.4 million at December 31, 2002 to $14.8 million at September 30, 2003 due to growth in billings. Days sales outstanding increased to 66 days at September 30, 2003 compared to 57 days at December 31, 2002 primarily due to growth in deferred revenue year-to-date compared to the same period prior year.

Net cash used for capital additions of $1.4 million during the nine months ended September 30, 2003, was made up of computer equipment, technology upgrades, and leasehold improvements. We expect to use another $600,000 during fourth quarter of 2003 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $2.5 million for the nine months ended September 30, 2003 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of September 30, 2003, we had working capital of $23.2 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	For the fourth quarter of 2003, Products and Services revenues are expected to grow by 21 percent year over year before the effect of the N2H2 acquisition. N2H2 is expected to contribute an additional $1.8 million in Products and Services revenue in the fourth quarter of 2003. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•	Advanced Technology revenue is projected to be $0 in the fourth quarter of 2003 and moving forward as a result of the termination of the Advanced Technology business. The termination of the Advanced Technology business is not expected to have a material adverse impact on our financial results.

•	Aggregate gross margins are expected to be approximately 89 percent in the fourth quarter of 2003. Meeting this expectation depends upon our ability to maintain a higher level of products and services revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services and other general economic uncertainties and weaknesses in geographic regions of the world, delays or difficulties in the development and inability to obtain market acceptance of our new products, and introduction of products by competitors.

•	Operating expense dollars before the impact of the N2H2 acquisition in the fourth quarter of 2003 are expected to be consistent with the third quarter of 2003. We expect to incur an additional $1.4 million in operating expenses in the fourth quarter of 2003 related to the N2H2 acquisition. This expectation depends on us maintaining the current anticipated level of spending, which may not occur due to unexpected increases in such costs or because of a need to accelerate expenditures. Additionally, meeting this expectation depends upon our ability to control costs.

•	We believe it is more likely than not that deferred tax assets, which total $3.1 million at September 30, 2003, will be realized. This expectation depends primarily on our estimates of future taxable income. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We continue to expect that our cash flow from operations on a quarterly basis in 2003 will approximate our prior quarter’s operating results. Meeting this expectation depends upon our ability to control costs and achieve a higher level of revenue. We may be unable to meet this expectation for a variety of reasons, including generally soft market conditions for our products and services, development and acceptance of our new products, and introduction of products by competitors, unexpected increases in personnel and operating expenses, the need for additional funds to react to changes in the marketplace, and currently unplanned acquisitions.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	currently unplanned acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material exposure to quantitative and qualitative market risks. We invest our cash in a variety of financial instruments, including bank time deposits and commercial paper. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading.

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

A Form 8-K was filed on July 17, 2003. Pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition,” furnishing the press release issued July 16, 2003 relating to second quarter earnings.

A Form 8-K was filed on July 29, 2003. Pursuant to Item 5 of Form 8-K, “Other Events,” furnishing the joint press release issued July 29, 2003 relating to the July 28, 2003 announcement of entering into an Agreement and Plan of Merger with N2H2, Inc.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: October 31, 2003	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)