Form 10-K
period 2003-12-31
SECURE COMPUTING CORP
filed 2004-03-12
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

    Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 2, 2004 was $507,002,093 based on the closing sale price for the Company’s Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

As of March 2, 2004, the Registrant had 35,379,693 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 5, 2004 for the year ended December 31, 2003 are incorporated by reference in Part III hereof.

Part I

Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “plan,” “anticipate,” “believe,” “predict,” “contrive,” and other similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our business, and other discussions of future events or circumstances are forward-looking statements. A number of risks and uncertainties, including those discussed under the caption “Certain Factors That May Affect Future Results” in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.

In this Annual Report on Form 10-K, “Secure Computing,” “we,” “us,” “our,” and “Registrant” refer to Secure Computing Corporation.

Item 1. Business

We use our broad expertise in security technology to develop network security solutions that create trusted connections between organizations and their customers, partners and employees. Our products are designed to allow these users to exchange critical information safely, helping them confidently build their businesses. Our customers operate some of the world’s largest and most sophisticated businesses, and include prominent organizations in banking, financial services, healthcare, telecommunications, manufacturing, public utilities, and federal and local governments. The premise of our security philosophy, which we build into each product line, is that the right people need to be connected with necessary network and application resources, and the wrong people need to be denied connections. We work closely with our customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

The global reach of the Internet has made it possible to connect employees, partners and customers worldwide, allowing organizations the unprecedented ability to communicate and exchange information. Along with this extraordinary capability comes the need to secure the sharing of information resources at every connection point. Our technologies help our customers achieve this security and implement a balance between security and accessibility according to their policy objectives. Our objective is to solve the most difficult network security challenges our customers face by not only addressing risk factors of today, but future risks as well.

In order to provide the best market solutions, we have formed partnerships with a number of companies in several different capacities. These partnerships include members of our Secure Alliance program, resellers, systems integrators, and companies that include our solutions in their product offerings. These companies include, for example: Alternative Technologies, Blue Coat Systems, Cisco, Computer Associates, Crossbeam, CSC, Dell, EDS, F5 Networks, Finjan, Hewlett-Packard, Network Appliance, NetOne Systems, Northrop Grumman, Radware, SafeNet, Sun PS, Tech Data, Vertex Link, Volera, Wavecrest Computing, Westcon, and 3Com.

Industry Background

Enterprise computing has evolved over the past 25 years from data centers with isolated mainframe computers supporting terminals in a closed environment to open networks of interconnected servers and personal computers which are accessible by numerous outsiders. The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications, enabling enterprises to adopt new electronic ways of doing business. The ever-developing reliance on e-business has allowed companies to greatly expand their business opportunities. With this growing opportunity comes new challenges for securing IT systems. The very features that give e-business its power have also elevated the status of information security to a critical business issue.

Within the realm of e-business, information which can now be shared freely across great distances has become the fuel of commerce. As such, it has become necessary to secure the points of connection between people and the networks and applications they rely upon daily. Many enterprises are no longer confined to a set of physical buildings, rather, they have become virtual. The Internet’s power of connectivity has erased many physical barriers, allowing an organization to establish ties around the globe. Many businesses are no longer a single, isolated entity; it is part of a greater whole of interdependent entities whose lifeblood depends on the secure, electronic sharing of information.

The move to Internet-based business processes brings speed and efficiency, but it also exposes organizations and their partners to increased security risks of theft, downtime, espionage, embarrassment, and infiltration. Internet-based systems have emerged as the platform for today’s e-commerce, relying heavily on client/server computing systems using Web technologies. These servers and technologies extend internal systems to the external business environment in order to promote and support activities such as electronic trading of goods and services, online delivery of digital content, electronic funds transfers, share trading, and the like.

The key reason many organizations have rapidly moved to an e-business model is the direct interaction between the e-business system and its suppliers, customers and partners. This direct interaction can lower costs of doing business and expedite commerce. A well-designed e-business infrastructure can give an organization a competitive advantage.

Conducting Business Over Public Networks

Concern about network and application security continues to be an issue at the forefront of e-business infrastructure. Security threats include the following:

•	Identity theft and spoofing;

•	Intruders gaining unauthorized access to private computing resources and software applications;

•	Legal liability exposure resulting from employee Internet access, or from hijacked use of desktop PCs and servers for unauthorized file storage and file-sharing schemes;

•	Confidentiality leaks via e-mail, chat sessions, file sharing, and unauthorized attachments that leave private networks unfiltered;

•	Risks from exposure to malicious software, worms, and viruses that can enter networks from many sources and cause damage, install spyware, or open secret backdoors into private computing resources;

•	Productivity losses from spam clogging e-mail inboxes;

•	Unknown current and future threats;

•	Network and application server downtime due to denial of service (DoS) and distributed denial of service attacks (DDoS); and

•	Theft of private citizen records in violation of government regulations.

According to the 2003 CSI/FBI Computer Crime and Security Survey, the risk of cyber attacks continues to be high. Theft of proprietary information and denial of service crimes caused the greatest financial losses. Within an organization, virus attacks and insider abuse of network access remains high.

More Than Networks Are At Risk—Applications Are Also Vulnerable

People connect across networks to applications in order to conduct business and many organizations rely on these applications to extend and drive their business. Even an organization’s Web site is an access portal that relies on applications to function and successfully allow public access.

Misuse of applications and Web portals can result in the loss of valuable resources and millions of dollars. As the applications we use have become more sophisticated, so have the attack capabilities that threaten them. Applications contain inherent vulnerabilities and sophisticated attackers can exploit these vulnerabilities and undermine an organization’s ability to conduct its business. Defensive measures must be even more sophisticated in their ability to protect against application-level threats—and our technology is designed with this in mind.

Any information transferred via networks and applications must be protected and access rights need to be established to ensure safe business practices. In addition to the many threats that have already been identified, many threats are as yet unidentified and yet unknown—making the threat even greater. Along with protecting against known threats, today’s security solutions must be able to defend against unknown threats and provide protection against them as well. A central part of an organization’s business model must include provisions for safeguarding their business connections from being compromised by any and all threats to the highest degree possible.

Market Need and Strategy

Responsible organizations are taking steps to protect their own and their customer’s confidential information. Customers and business partners have become knowledgeable about security as well. Customers want to know if their data residing on a given network is secure and they demand the assurance that parameters are in place for managing access to their proprietary information.

Our strategy is to provide organizations with not only industry-leading security products, but comprehensive security management solutions as well. Our goal is to help organizations be confident in the overall functionality and security of their network and application operations, and we accomplish this by providing scalable, manageable, highly available solutions that meet their needs today and in the future. This objective includes meeting our customers’ requirements for security products that provide broad solutions by integrating with each other, and interoperate within current infrastructures. All of our products are designed to provide the strongest network protection available, along with greater central manageability, scalability and interoperability.

Our top objectives are providing solutions that are manageable and easy to use and that lead to the industry’s best total cost of ownership for the customer. We make the process of securing connections between people, applications, and networks easy and efficient for all concerned. Another key element of our strategy is award-winning service and support.

Secure Computing Solutions

Our products provide complete solutions separately and they also work well together for a more comprehensive, unified, and centrally managed solution to meet the goals and needs of our customers. Our solutions are comprised of products that integrate well with each other, and which are easy to use, administer, and manage across different systems as they grow. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our architecture allows security functions to be easily embedded into other platforms. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide.

People outside organizations are accessing applications and networks through VPNs, dialup lines, and Web browsers to use network resources and applications, and people inside networks are venturing out to use the Internet. Accomplishing mission-critical tasks depends on securing the connections between all parties involved—making sure that the right people are connected with the necessary network and application resources they require, and also making sure that the wrong people are denied connections. Our primary objectives are to ensure that the right people have access to the right information on the applications and networks they use, and at the same time, to secure the information that is relayed through those network connections.

Sidewinder® G2 Firewall™

In January 2003, we released our next-generation firewall, branded the Sidewinder G2 Firewall, and the Sidewinder G2 Enterprise Manager™, a complementary new firewall management appliance that delivers single-point policy management for hundreds of distributed Sidewinder G2 firewalls. This next-generation firewall has been built from a combination of key features from both the Sidewinder and Gauntlet application firewalls. Both the Sidewinder G2 Firewall and the Sidewinder G2 Enterprise Manager appliances are integrated with our most trusted security operating system, SecureOS®. In 2003, Sidewinder G2 Firewall achieved the Common Criteria EAL4+ certification. This certification meets the Application Layer Firewall Protection Profile, a United States National Security Agency benchmark for firewalls. This level was achieved against 29 security functional requirements, making Sidewinder G2 the first Common Criteria certified product that both met a protection profile and included the operating system at the EAL4 level. At that time, no other product on the market was evaluated under the same comprehensive certification as our Sidewinder G2 Firewall.

In February 2004, we released the Sidewinder G2 Security Appliance. The new Sidewinder G2 Security Appliance line includes eleven models and is an all-in-one security product delivering consolidated control and management over multiple security functions. The new line includes our industry-leading application firewall/VPN software as a key component, along with a wide variety of additional new security capabilities. Four of the new Application Defenses™ security modules in the Sidewinder G2 Security Appliance are sold as customer-selected options. These options include: anti-virus, anti-spam, SSL termination and clientless VPN, and employee Web browsing controls.

The multi-functional Sidewinder G2 Security Appliances reduce the number of systems that IT professionals need to buy, deploy, learn, manage, update, and depend upon for their critical perimeter security needs. This strategy of delivering consolidated security functions on one platform is in line with the latest industry trends.

SafeWord® Products

Many businesses require remote access to network resources, therefore verifying the identity of the remote users is vital for security. Organizations are increasingly realizing the many vulnerabilities of passwords, and they need strong authentication systems that are easy to install and deploy, simple to manage, and able to grow with their needs.

SafeWord products are designed to meet these needs. Positively identifying users through strong authentication, SafeWord products help ensure that only the right people can make connections to an organization’s trusted applications and networks. SafeWord software and SafeWord tokens offer unparalleled flexibility, scalability, and ease of use, and are used by thousands of organizations and millions of end users worldwide.

•	SafeWord PremierAccess™ positively identifies users and controls access to Web, VPN, wireless, Citrix, Oracle, Windows, remote dial-up, and other network applications. SafeWord PremierAccess increases an organization’s security with a system that is easy to manage and deploy. SafeWord tokens, among the most reliable in the industry, provide one-time passwords that eliminate the vulnerabilities of fixed passwords. Other supported authenticators include software tokens, smart cards, digital certificates, USB tokens, biometrics, and MobilePass™, which sends a one-time passcode to a cell phone, pager, or wireless PDA. SafeWord PremierAccess includes powerful capabilities—such as the Universal Web Agent, user self-enrollment, and brokered authentication to external systems.

•	SafeWord RemoteAccess™ is designed to make strong authentication simple, with quick, easy installation options. SafeWord RemoteAccess provides a complete solution for strong authentication, designed to protect VPN, RADIUS, Citrix, and Outlook Web Access connections. Tight integration and simplified management with SafeWord tokens and Active Directory reduce the complexity and cost of adding strong authentication to an organization’s environment.

•	Other SafeWord products. We offer SafeWord solutions that are created and branded for specific remote access products. These SafeWord solutions positively identify users who access networks through Citrix MetaFrame, Check Point VPNs, or Nortel Networks VPNs. Tight integration with existing systems and databases makes user login quick and allows administrators to easily manage tokens and user access.

Web Filtering Products

With the acquisition of N2H2, Inc. in October 2003, we further solidified our position as one of the world’s leading suppliers of Web filtering. We now sell and support three best-of-breed Web filtering products: SmartFilter®, Bess®, and Sentian™, and offer customers 30 different Web filtering options. Our customers can chose to run filtering on the same server as the firewall, proxy server or caching system (co-host); they can elect to run filtering on a separate server (Off-Box); or they can purchase a platform from one of our OEM partners with SmartFilter integrated (On-Box).

•	SmartFilter, our flagship filtering application, is an enterprise Web filtering solution. SmartFilter continues to be the market-leading standard for Web filtering on edge or caching devices through original equipment manufacturer (OEM) relationships and is currently deployed in over 40% of the Fortune 100 companies. SmartFilter’s simple software plug-in architecture provides OEMs a way to quickly and easily integrate a high demand, revenue-generating, capability – Web filtering – directly into their solutions. We believe we are the only company with OEM relationships for On-Box™ filtering with all three of the top caching appliance vendors – Blue Coat, Cisco, and Network Appliance, as well as other industry-leading vendors such as Computer Associates.

•	Bess is a Web filtering solution offering customers the ability to deploy an off-box filtering solution in conjunction with leading firewall and caching devices including Cisco Pix and Microsoft ISA. Bess is currently installed in approximately 40% of the K-12 schools across the United States.

•	Sentian is targeted at the corporate market and is primarily an off-box filtering solution. We continue to offer Sentian to customers whose platform of choice will not allow filtering to be hosted On-Box.

Embedded Firewall

Our Embedded Firewall technology is commercially available through 3Com. By embedding access control technology inside the network interface cards, independent of the host operating system, the embedded firewall offers a scalable, tamper-resistant, and non-by-passable security solution to manage access control inside the corporate perimeter firewall. The 3Com Embedded Firewall provides the next-generation of secure e-business connectivity, allowing employees, partners, and suppliers to access only the information they require.

The embedded firewall uses a centrally managed architecture. The user-friendly graphical user interface is designed to allow administrators to quickly and easily define access control policies on the Embedded Firewall Policy Server. This flexible, scalable solution allows administrators to securely allow access to resources required by employees, partners, and suppliers, without sacrificing the integrity and confidentiality of the corporate networks. The product is available for desktop, laptop, and server environments.

Security and Support Services

Our services are designed to ensure that our customers make optimal use of our products when controlling access to their e-business systems. We provide a life cycle of support and services: Solution Planning, Solution Implementation, and Solution Support.

•	Solution Planning. Our Security Services offerings include a variety of options for rapid assessment of a company’s current network architecture and evaluation of the current status of network security. We compare this information to the company’s business needs, both current and future, to help them plan a scalable, secure e-commerce solution. In addition, we offer security policy services that help customers prepare a policy and plan that transfers their security policy from paper to practice. We provide the following services: network architecture security assessment; security policy assessment and development; and AAA system security assessment.

•	Solution Implementation. Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer’s network. Accordingly, we offer a complete package of product integration assistance to help ensure our customers maximize network uptime and maintain productivity during the process. We provide the following services: product implementation; product audit and configuration; and product training.

As part of our Network Services training program, we provide extensive product and network training on-line with our Web-based training, through our tutor assisted training at our training facilities, and on-site worldwide for customers and partners. These services help our customers understand basic and advanced administration rules and tools that enable partners to configure, integrate, and maintain our products as part of a comprehensive e-business solution.

•	Solution Support - SecureSupport™. We offer industry leading live answer support services. SecureSupport has a team of technical support engineers that provide customer support around the clock via e-mail, the Web, or telephone. Service options are tailored for each of our network security products. Customers can select the SecureSupport option that best meets their needs.

We designed and offer SecureSupport Online, a tool to assist our customers and channel partners with any problem they may experience with any of our products. Through this process, technical expertise is offered online through a searchable knowledge base, viewable support history, and our customer support newsletters. Product patches and release notes can also be downloaded.

We offer our customers the option to purchase software support and upgrade service for an annual fee. We provide software updates and technical support through this program.

Customers

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools, and federal and local governments. We have close relationships with the largest agencies of the United States government, both federal and local. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, and Latin America.

No customer accounted for more than 10% of our total revenue in 2003, 2002 or 2001.

Sales

We sell our products and services through both indirect and direct channels, using a worldwide sales organization. For 2003, sales to major end users comprised 36% of total product sales, while indirect channel sales comprised the remaining 64%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators, and OEMs.

Our sales strategy is a hybrid, high-touch model designed to reduce possible channel conflict and allow the customer to decide how best to acquire our products. In this model, our territory sales teams work closely with our channel and OEM partners to ensure that the customer is satisfied. Whether the customer buys our product and services from us or from one of our channel or OEM partners, both salespeople are compensated for the transaction. As an enterprise software vendor, our goal is to ensure that our applications are successfully implemented and supported. This model allows the customer to choose their preferred partner for purchase, implementation and support, all of which are endorsed by Secure Computing.

Our market strategy revolves around our PartnersFirst reseller program, a channel program through which nearly all of our North American indirect business is conducted. The program reflects our commitment to a partner-focused sales model, and enhances access to our products by making them available through a great number of resellers via leading distribution partners and streamlined processes. Our channel program makes the process of doing business with us simple, while giving partners enhanced abilities to increase revenue.

We have a United States federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The United States government is the world’s largest buyer of security products, and continues to be a strong market for us.

International sales accounted for 30% of total revenue during 2003. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products. The following table summarizes information about our international and domestic sales:

	Year ended December 31,
(In thousands)	2003	2002	2001
Revenues:
United States sales	$53,673	$44,842	$35,078
International sales	22,540	17,118	13,275

	$76,213	$61,960	$48,353

Marketing

We market our products to existing customers and prospects worldwide using a variety of integrated marketing programs. Our marketing team creates and implements marketing campaigns in each of our major functional market areas — corporate marketing for company and brand awareness, product marketing, and partner marketing.

By leveraging relationships with our channel partners, we generate sales leads and brand awareness through customer focused initiatives. Additionally we work closely with industry analysts and current customers to understand the trends and needs associated with the security marketplace. Our research and experience helps drive key marketing initiatives including: direct marketing, Web marketing, print advertising, customer seminars, web seminars, and trade shows.

An active international public relations program ensures that we receive appropriate press coverage for our various programs and announcements as well as obtain product reviews and speaking engagements. In addition to our marketing programs, we stimulate interest and demand about our solutions through our corporate Web site, channel partner Web sites and other industry-specific Web sites, providing white papers, newsletters, and technical notes. Several of our senior technical staff contribute articles to industry periodicals as well as abstracts for presentations they provide to industry specific summits and events, further extending our ability to educate the industry about e-business security.

Through our partnering programs, we enter strategic marketing and selling relationships with various vendors of communications, security, and network management products or managed services. With tightly integrated solutions, these partners promote our products along with theirs in helping customers build a security solution.

Competition

The principal competitors for our existing solutions include:

•	Check Point Software Technologies Ltd.;

•	CyberGuard;

•	NetScreen Technologies, Inc.;

•	RSA Security, Inc.;

•	SurfControl, plc;

•	Symantec Corporation; and

•	Websense, Inc.

Backlog

Our backlog for products at any point in time is not significant since products are shipped upon receipt of order. We do not believe that our backlog at any particular point in time is indicative of future sales levels. The timing and volume of customer orders are difficult to forecast because our customers typically require prompt delivery of products and a majority of our sales are booked and shipped in the same quarter. In addition, sales are generally made pursuant to standard purchase orders that can be rescheduled, reduced, or canceled prior to shipment with little or no penalty.

Manufacturing

Our manufacturing operations consist primarily of light manufacturing associated with our software and appliance products. For our software products, we use subcontractors to duplicate our software media and print our user documentation and product packaging. We then assemble the final software products at our facilities in St. Paul, Minnesota. For our appliance products, we procure computer servers from major computer manufacturers.

Our SafeWord product line includes a small token, available in various designs, which is used for user authentication. We source these tokens through an electronics assembly manufacturer located in China. We have also established a second source for the current versions of our tokens. In addition, we utilize specialized robotic equipment for certain automated deployment services for some of our SafeWord token customers.

The majority of the materials used in our manufacturing operations are industry-standard parts. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (computer servers, computer peripherals, memory disk drives, and storage devices).

Research and Development

Our internal engineering staff performs internal development of new products and features. We intend to keep our products broadly compatible with a variety of host computer configurations, other information security products and other applications. In addition, we will introduce new products as market demand develops for such products. We design our products so that they support emerging security and content standards, such as the Public Key Cryptography Standard (PKCS), the IPSec, the Lightweight Directory Access Protocol (LDAP), Internet Protocol Version 6 (IPv6), Secure Sockets Layer (SSL), Hypertext Transfer Protocol (HTTP), Extensible Markup Language (XML), Simple Mail Transfer Protocol (SMTP), and others.

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

Employees

As of March 1, 2004, we had approximately 374 employees. Of these employees, 128 were involved in sales and marketing, 68 in customer support and services, 100 in research and development, 26 in production, 25 in information technology and 27 in administrative, human resources and finance. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers and their ages as of March 1, 2004 are as follows:

EXECUTIVE OFFICERS	AGE	POSITION WITH SECURE COMPUTING CORPORATION
John E. McNulty	57	Chief Executive Officer and Chairman of the Board
Timothy P. McGurran	41	President and Chief Operating Officer
Timothy J. Steinkopf	42	Senior Vice President and Chief Financial Officer
Vincent M. Schiavo	46	Senior Vice President of Worldwide Sales
Michael J. Gallagher	40	Senior Vice President of Product Development

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

TIMOTHY P. MCGURRAN is our President and Chief Operating Officer and has been a member of the Board of Directors since January 2002. Mr. McGurran first joined us as Senior Vice President of Operations and Chief Financial Officer in May 1996 and assumed the positions of President and Chief Operating Officer in March 2002. From 1984 until joining us, he was at Ernst & Young LLP, where his last position was Senior Manager.

TIMOTHY J. STEINKOPF is our Senior Vice President and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer in March 2001. Mr. Steinkopf was appointed to Senior Vice President in January 2002. From 1999 until joining us, he was at Silicon Entertainment, Inc. where his last position was Chief Financial Officer and Vice President of Finance. He was the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc. from 1991 to 1999, and prior to that he was at Ernst & Young LLP.

VINCENT M. SCHIAVO is our Senior Vice President of Worldwide Sales. Mr. Schiavo joined us in April 2001. From 1998 until joining us, he served as President of PolyServe, Inc. Prior to that he served as Vice President of Worldwide Sales at Sonic Solutions and in various other sales management roles at Radius, Apple Computer and Data General Corporation.

MICHAEL J. GALLAGHER is our Senior Vice President of Product Development. Mr. Gallagher first joined us as Vice President and General Manager of our Network Security Division in 1999 and assumed the position of Senior Vice President of Product Development in August 2003. From 1997 until joining us, he was the Vice President of Software and Systems Engineering at Datakey. Prior to that he held various software engineering positions with increasing responsibility at Unisys Corporation.

None of the executive officers are related to each other or to any other director of Secure Computing.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

We have experienced operating losses in the past and may experience operating losses in the future. In 2003 we had operating profit. However, we have incurred losses in the past. If we are unable to attain operating profits in each quarter and for the year, our stock price may decline, which could cause you to lose part or all of your investment.

In 2003 we were cash flow positive, however, we have experienced negative cash flow in the past and may experience negative cash flow in the future. If sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements. We believe that our current cash balances are sufficient to satisfy our working capital requirements for at least the next twelve months. We may need to obtain additional financing at that time or sooner if our plans change or if we expend cash sooner than anticipated. We currently do not have any commitments from third parties to provide additional capital. The risk to us is that if at any time we will need cash, financing from other sources may not be available on satisfactory terms or at all. Our failure to obtain financing at that time could result in our insolvency and the loss to investors of their entire investment in our common stock.

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

In the future, we may also face competition from our competitors and other parties that develop or acquire network security products based upon approaches that we employ. There are no guarantees that our approach will dominate the market for network security products. While we believe that we do not compete against manufacturers of other classes of security products, such as encryption, due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

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

The trend toward multi-function security solutions may result in a consolidation of the market around a smaller number of vendors that are able to provide the necessary breadth of products and services. In the event that we are unable to internally develop all of the products needed for a complete, secure e-business solution, we may need to acquire such technology or be acquired by a larger entity. However, there can be no assurance that, in the event that we are not able to internally develop all of the products needed for an enterprise-wide security solution, we will be able to acquire or merge with other entities on terms favorable to us and our stockholders.

The pricing policies of our competitors may impact the overall demand for our product and our profitability. Some of our competitors are capable of operating at significant losses for extended periods of time, enabling them to sell their products at a lower price. If we do not maintain competitive pricing, the demand for our products, as well as our market share, may decline, having an adverse effect on our business. From time to time, in responding to competitive pressures we lower the price of our products. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our margins will be adversely affected.

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

If an OEM customer reduces or delays purchases, our revenue may decline and/or our business could be adversely affected. We currently have formed relationships with several OEMs including Cisco, Blue Coat, and Network Appliance. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace or the growth of our business, and your investment in our common stock may decline in value.

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

Denial of our patent applications or invalidation or circumvention of our patents may weaken our ability to compete in the network security market. While we believe that our pending applications relate to patentable devices or concepts, there can be no assurances that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated, or circumvented. In addition, there are no assurances that the rights granted under a patent or under licensing agreements will provide competitive advantages to us.

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

Disclosure of our trade secrets or proprietary information may undermine our competitive advantages. There can be no assurances that the confidentiality agreements protecting our trade secrets and proprietary expertise will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

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

Our reliance on third party manufacturers of hardware components that are used in our Sidewinder appliance and SafeWord token product lines could cause a delay in our ability to fill orders. We currently purchase the hardware components for our Sidewinder appliance product line from one major supplier. For fulfillment of our SafeWord token sales, we source through two suppliers. Delays in receiving components would harm our ability to deliver our products on a timely basis and net sales and operating results could suffer.

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

Our stock price is highly volatile, which may cause our investors to lose money and may impair our ability to raise money, if necessary. The price of our common stock, like that of many technology companies, has fluctuated widely. During 2003, our stock price ranged from a per share high of $18.25 to a low of $3.50. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital, if necessary. Factors that may affect stock price volatility include:

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

If our products fail to function properly or are not properly designed, our reputation may be harmed, and customers may make product liability and warranty claims against us. Our customers rely on our information security products to prevent unauthorized access to their networks and data transmissions. These customers include major financial institutions, defense-related government agencies protecting national security information, and other large organizations. These customers use our products to protect confidential business information with commercial value far in excess of our net worth. Therefore, if our products malfunction or are not properly designed, we could face warranty and other legal claims, which may exceed our ability to pay. We seek to reduce the risk of these losses by attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance. However, these measures may ultimately prove ineffective in limiting our liability for damages.

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

If we lose a significant customer, we will realize smaller profits. We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 22% of our revenue in 2003. If we lose any of these customers or if our revenues from any of these customers are reduced, and we fail to replace the customer or fail to increase revenues from other customers, we will incur greater losses.

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

In addition, collection of amounts due us from sales to international customers generally takes longer than for other sales. Therefore, if our sales to international customers increase as a percentage of our total revenue, the average number of days it takes for us to collect amounts due from our customers may increase. If there is an increase in the time required for us to collect amounts due us, we will have less cash to fund our operations than we anticipated. This in turn could adversely affect our financial condition and operating results.

We have taken and may from time to time take various forms of action to manage the amounts due us from customers and grant customer discounts in exchange for earlier payment.

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

The Board may authorize the issuance of preferred stock with voting or conversion rights that could materially weaken the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, provisions of Delaware law, our certificate of incorporation and our bylaws, such as a classified board and limitations on the ability of stockholders to call special meetings, and provisions of our shareholders’ rights agreement could delay or make more difficult a merger, tender offer, proxy contest, or other takeover attempts.

The ability to attract and retain highly qualified personnel to develop our products and manage our business is extremely important, and our failure to do so could harm our business. We believe our success depends to a large extent upon a number of key technical and management employees. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers and sales, consulting, technical, financial, operations, marketing, and management personnel. These personnel are particularly important to our research and development efforts and to our growing professional service business, where we employ a large number of technical personnel holding advanced degrees and special professional certification. Competition for qualified personnel is intense, and we expect it to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require. Our operating results and our ability to successfully execute our business plan will be adversely affected if we fail to retain and increase our key employee population.

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

A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. For fiscal year 2003, 30% of our total sales came from international sales compared to 26% in 2002. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

In addition, we face a number of general risks inherent in doing business in international markets including, among others:

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers;

•	Legal uncertainty regarding liability;

•	Threat of terrorist attacks or acts of war;

•	Political instability;

•	Potentially greater difficulty in collecting amounts due us;

•	Longer periods of time to collect amounts due us; and

•	A higher rate of piracy of our products in countries with a high incidence of software piracy.

Other

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, free of charge, on our website at www.securecomputing.com as soon as reasonably practicable after they are filed with the SEC.

Item 2. Properties

We are currently headquartered in approximately 11,000 square feet of office space in San Jose, California. We have two separate facilities with a combined square footage of approximately 73,000 square feet in St. Paul, Minnesota, that are occupied by production, research and development, and administration. We have research facilities located in Concord, California; Gaithersburg, Maryland; and Seattle, Washington that occupy approximately 17,000 square feet, 6,800 square feet and 39,000 square feet, respectively. In support of our United States field sales organization, we also lease 5,200 square feet of office space in Reston, Virginia. We occupy these premises under leases expiring at various times through the year 2008. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; Japan; China; and Hong Kong. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

In April 1999, securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Each complaint alleged that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 through March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In July 2002, we reached a settlement of the class action complaint. In November 2002, the Court granted final approval of the settlement for $10.1 million. $2.8 million in cash was covered by our insurance. The $7.3 million balance of the settlement, reflected on the consolidated statement of operations as other non-recurring expense, was contributed by us in common stock on April 6, 2003, the date of distribution. Total shares distributed were 1,951,807.

On February 11, 2002, Herbert Silverberg filed a shareholder derivative action captioned Silverberg v. McGurran, et al., Case No. CV 805193 in California Superior Court in Santa Clara County against certain of our current and former officers and directors. We were named as nominal defendant. Plaintiff alleged that defendants breached their fiduciary duties by making false and misleading statements about our business condition and prospects during the period of November 10, 1998 through March 31, 1999. On April 29, 2002, the Court dismissed the complaint with leave to amend. The parties subsequently negotiated a settlement of $300,000 whereby the plaintiff dismissed the action with prejudice. On March 11, 2003 the Court granted final approval of the settlement, which was contributed by us in common stock. The full amount of the settlement was covered by our insurance. Total shares distributed were 77,922.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the three months ended December 31, 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the NASDAQ national market under ticker symbol: SCUR. As of March 5, 2004, there were approximately 1,170 registered holders. The number of registered holders represents the number of shareholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 13,500 beneficial owners. The low and high sale price of our common stock during the last eight quarters are as follows:

	Low Price	High Price
2002
Quarter ended March 31, 2002	$13.10	$24.50
Quarter ended June 30, 2002	$6.86	$18.88
Quarter ended September 30, 2002	$2.26	$8.00
Quarter ended December 31, 2002	$2.68	$8.74
2003
Quarter ended March 31, 2003	$3.60	$7.79
Quarter ended June 30, 2003	$3.50	$9.25
Quarter ended September 30, 2003	$7.66	$13.80
Quarter ended December 31, 2003	$11.40	$18.25

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)(2)	6,700,299	$10.79	296,045
Equity compensation plans not approved by shareholders (3)	869,915	$4.69	130,085

Total	7,570,214	$10.09	426,130

(1)	In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of the 1995 Omnibus Stock Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock option grants under this plan vest 25% after the first year and then monthly over the following three years.
(2)	In connection with our acquisition of N2H2, Inc. in October 2003, we assumed all of the outstanding N2H2, Inc. stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan (the “N2H2 Plans”), which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $9.45 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

(3)	In July 2002, our Board of Directors and compensation committee approved our 2002 Stock Option Plan. Under the terms of the 2002 Option Stock Plan, key employees and non-employees may be granted options to purchase up to 1,000,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Directors and executive officers are not included in this plan. Beginning in 2003, all new stock option grants under this plan vest 25% after the first year and then monthly over the following three years.

Item 6. Selected Financial Data

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data at December 31, 2003 and 2002, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31, (Table in thousands, except per share amounts)
	2003(1)	2002(2)	2001	2000	1999(3)
STATEMENT OF OPERATIONS DATA:

Revenue	$76,213	$61,960	$48,353	$34,649	$22,546

Gross profit	68,592	57,253	42,573	25,793	7,719

Net income (loss) from continuing operations	9,290	(5,166)	(7,237)	(16,967)	(40,320)

Net loss from discontinued operations/disposal of AT division	(1,034)	(1,310)	(1,733)	(2,203)	(4,587)
Net income (loss)	8,256	(6,476)	(8,970)	(19,170)	(44,907)

Basic income (loss) per share:
Continuing operations	0.29	(0.18)	(0.26)	(0.67)	(2.08)
Discontinued operations	(0.03)	(0.04)	(0.06)	(0.09)	(0.24)

Basic income (loss) per share	$0.26	$(0.22)	$(0.32)	$(0.76)	$(2.32)

Diluted income (loss) per share:
Continuing operations	0.28	(0.18)	(0.26)	(0.67)	(2.08)
Discontinued operations	(0.03)	(0.04)	(0.06)	(0.09)	(0.24)

Diluted income (loss) per share	$0.25	$(0.22)	$(0.32)	$(0.76)	$(2.32)

BALANCE SHEET DATA:
Working capital	$28,989	$8,817	$20,790	$22,010	$7,685
Total assets	108,475	60,943	44,833	44,971	25,829
Stockholders’ equity	72,014	29,663	28,696	30,626	15,277

(1)	2003 balance sheet data includes $26.5 million of goodwill related to the acquisition of N2H2, Inc. completed in late 2003 and $14.0 million of goodwill related to the acquisition of the GauntletTM firewall and VPN business completed in early 2002.
(2)	2002 balance sheet data includes $15.2 million of goodwill related to the acquisition of the GauntletTM firewall and VPN business completed in early 2002 and a litigation settlement accrual of $7.3 million.
(3)	1999 statement of operations data includes $11.7 million in significant charges. In 1999, we commenced and substantially completed, activities related to rationalizing our product line, refocusing on e-commerce products, and streamlining our executive management structure. As a result, a portion of our product portfolio was discontinued, including several firewall products and a URL filtering option that we no longer considered strategic. We recorded costs of $11.7 million associated with these activities during 1999. These costs consisted primarily of $10.2 million in assets which were written off related to discontinued products and the associated costs which no longer fit our business model. In addition, $1.5 million of costs related to payments for severance and related benefits, legal and audit costs, and contract cancellation fees. As of December 31, 2001, there were no remaining accruals or unpaid costs related to these activities.

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

Executive Overview

Our products provide complete solutions separately and they also work well together for a more comprehensive, unified, and centrally managed solution to meet the goals and needs of our customers. Our solutions are comprised of products that integrate well with each other, and which are easy to use, administer, and manage across different systems as they grow. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our architecture allows security functions to be easily embedded into other platforms. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder® G2 Firewall™ , our SafeWord® products and our Web filtering products.

In early 2003, we released our next-generation firewall, branded the Sidewinder G2 Firewall, and the Sidewinder G2 Enterprise Manager™, a complementary new firewall management appliance that delivers single-point policy management for up to hundreds of distributed Sidewinder G2 firewalls.

We continue to find innovative distribution and partnership models to expand our presence in the strong authentication market with our SafeWord product line. In 2003, we introduced three new SafeWord offerings: SafeWord for Citrix MetaFrame, SafeWord for Check Point and SafeWord for Nortel Networks, which easily and cost effectively eliminate the risks associated with fixed passwords. These products are sold through our co-branding partners’ distribution channels.

With the acquisition of N2H2, Inc. in October 2003, we further solidified our position as one of the world’s leading suppliers of Web filtering. The aggregate purchase price was $20.5 million consisting primarily of 1.9 million shares of common stock. The results of N2H2’s operations have been included from the date of acquisition in the consolidated financial statements. This acquisition did not result in a new business segment. For additional information regarding our acquisition of N2H2 refer to Note 2 of the Notes to Consolidated Financial Statements.

In addition to increasing functionality, platforms and technology integrations of our products, we continued to expand our market presence through our extensive worldwide network of value-added resellers, distributors, and OEM partners. These valuable partners generated 64% of our revenues in 2003.

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools and federal and local governments. We also have close relationships with the largest agencies in the United States government, both federal and local.

International sales accounted for 30% of total revenue during 2003. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling and supporting our products to resellers and end users.

Each of our individual products competes with a different group of competitors and products. In this highly competitive market, characterized by rapid technological change, our customers’ purchase decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, and the scalability and flexibility of our software.

Specific challenges and risks that our product lines face include, but are not limited to: responding to competitor pricing policies and competitive features; rapid technological change in the network security market; and risk of bugs and other errors in our software.

During the fourth quarter of 2003, we made the decision to exit our Advanced Technology contracting business. The revenues we were recognizing from this business had been declining due to a contraction in the government contracting environment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this segment is reflected as discontinued operations in our financial statements for all periods presented. For additional information regarding our discontinued operations, refer to Note 4 of the Notes to Consolidated Financial Statements.

In general, the year ended December 31, 2003, was an eventful year for us. We accomplished some very significant non-financial milestones, including major new releases in all of our products, and numerous industry awards. Our significant year over year improvement in net income from continuing operations was driven by strong revenue growth, sustained strong gross margin rates and our ability to control our operating expenses on an overall basis.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	10.0	7.6	12.0

Gross profit	90.0	92.4	88.0
Operating expenses:
Selling and marketing	50.8	56.5	67.3
Research and development	19.9	24.1	28.8
General and administrative	7.3	8.2	8.7
Separation costs	—	0.9	—

Total operating expenses	78.0	89.7	104.8

Operating income (loss)	12.0	2.7	(16.8)
Other non-recurring expense	—	(11.7)	—
Interest and other income	0.2	0.7	1.8

Income (loss) from continuing operations	12.2	(8.3)	(15.0)
Loss from operations of discontinued AT division	(1.0)	(2.2)	(3.6)
Loss on disposal of discontinued AT division	(0.4)	0.0	0.0

Net income (loss)	10.8%	(10.5)%	(18.6)%

Comparison of Years Ended December 31, 2003 and 2002.

The comparison of years ended December 31, 2003 and 2002 reflects the classification of the AT division as discontinued operations.

Revenue. Our revenue increased 23.0% to $76.2 million in 2003, up from $62.0 million in 2002. The increase in revenue in 2003 was driven by growth across all product lines. Our Sidewinder® G2™ Firewall product line revenue increase was due to demand for our next generation firewall released in early 2003. Our Web filtering product line revenue increase was due to continued traction through our OEM relationships and the incremental Bess and Sentian revenue contributed as a result of the N2H2, Inc. acquisition late in the year. Our SafeWord product lines revenue increase was driven by sustained demand for high assurance solutions. We expect 2004 revenue to grow 30% over 2003 driven by increasing our focus on channel partnerships, the launch of the Sidewinder G2 Security Appliance line, our expanding SafeWord and SmartFilter product lines, and the full year contribution of the Bess and Sentian product lines.

Gross Profit. Gross profit as a percentage of revenue decreased from 92.4% in 2002 to 90.0% in 2003. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder appliance sales, which have a lower gross profit margin than our software products. Aggregate gross margins in 2004 are expected to be consistent with the 90.0% that was achieved for 2003, based on our current revenue mix projections.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses increased 6.9% to $59.4 million for the full year 2003, up from $55.6 million in 2002. This increase was driven primarily by an inflationary increase in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 78.0% for the full year 2003 compared to 89.7% in 2002. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2003 compared to 2002. We expect operating expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue for 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 10.7% to $38.7 million in 2003, up from $35.0 million in 2002. This increase was driven primarily by an inflationary increase in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 50.8% in 2003 compared to 56.5% in 2002. This improvement was primarily driven by revenue growth outpacing the growth of selling and marketing expenses during 2003 compared to 2002. We expect selling and marketing expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue for 2004 when compared to 2003. We expect the increase in selling and marketing expenses in 2004 to be driven by an increase in commission expense due to expanding revenue, an increase in marketing and advertising activities, and inflationary increases in payroll and benefit costs.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 1.8% to $15.2 million in 2003, up from $14.9 million in 2002. This increase was driven primarily by inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19.9% for the year compared to 24.1% in 2002. This improvement was primarily driven by revenue growth outpacing the growth of research and development expenses during 2003 compared to 2002. We expect research and development expenses to increase on an actual dollar basis but to continue to decline as a percent of revenue for 2004 when compared to 2003. We expect the increase in research and development expenses in 2004 to be driven primarily by inflationary increases in payroll and benefit costs.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 8.3% to $5.5 million in 2003, up from $5.1 million in 2002. This increase was driven primarily by an increase in directors and officers insurance premiums, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7.3% for the year compared to 8.2% in 2002. This improvement was primarily driven by revenue growth outpacing the growth of general and administrative expenses during 2003 compared to 2002. We expect general and administration expenses to increase on an actual dollar basis and as a percent of revenue for 2004 when compared to 2003. We expect the increase in general and administrative expenses in 2004 to be driven primarily by inflationary increases in payroll, benefits and corporate costs.

Interest and Other Income. Net interest and other income was $141,000 in 2003, a decrease from $421,000 in 2002. The decrease reflects lower interest rates in 2003 as compared to 2002 and an increase in other expenses for personal property taxes.

Net Loss From Disposal of AT Division. During the fourth quarter of 2003, we determined that we would no longer invest in our AT division and have exited the division. Net loss from discontinued operations was $757,000 and loss on disposal of AT division was $277,000 for the year ended December 31, 2003. Loss from operations improved 42.2% in 2003 compared to 2002 as a result of the gradual contraction of that division.

Income Taxes. We recognized a tax benefit of $559,000 in 2003 and none in 2002. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. Realization of the $3.3 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. Future taxable income of $8.3 million is required to realize the $3.3 million deferred tax asset at December 31, 2003. We had total net operating loss carryforwards of approximately $196.1 million at December 31, 2003. Of these carryforwards, $39.6 million relates to stock option exercises, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $90.4 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Comparison of Years Ended December 31, 2002 and 2001.

The comparison of years ended December 31, 2002 and 2001 reflects the classification of the AT division as discontinued operations.

Revenue. Our revenue increased 28.1% to $62.0 million in 2002, up from $48.4 million in 2001. The growth in revenue in 2002 was driven by sustained demand for high assurance solutions and increased traction with our OEM relationships.

Gross Profit. Gross profit as a percentage of revenue increased from 88.0% in 2001 to 92.4% in 2002. This improvement was driven by increased sales volume on software products, which have higher profit margins.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses increased 9.7% to $55.6 million for the full year 2002, up from $50.7 million in 2001. This increase was driven primarily by an inflationary increase in payroll and related costs. As a percentage of revenue, total operating expenses were 89.7% for the full year 2002 compared to 104.8% in the 2001.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses increased 7.6% to $35.0 million in 2002, up from $32.5 million in 2001. This increase was driven primarily by an inflationary increase in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, selling and marketing expenses were 56.5% for the year compared to 67.3% in 2001. This improvement was primarily driven by revenue growth outpacing the growth of selling and marketing expenses during 2002 compared to 2001.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses increased 7.1% to $14.9 million in 2002, up from $13.9 million in 2001. This increase was driven primarily by an inflationary increase in payroll and related costs. As a percentage of revenue, research and development expenses were 24.1% for the year compared to 28.8% in 2001. This improvement was primarily driven by revenue growth outpacing the growth of research and development expenses during 2003 compared to 2002.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance, and allocated information technology, facilities and human resources expenses. General and administrative expenses increased 21.0% to $5.1 million in 2002, up from $4.2 million in 2001. This increase was driven primarily by an increase in directors and officers insurance premiums and an inflationary increase in payroll and related costs. As a percentage of revenue, general and administrative expenses were 8.3% for the year compared to 8.7% in 2001. This improvement was primarily driven by revenue growth outpacing the growth of general and administrative expenses during 2002 compared to 2001.

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

The class action case settled for $10.1 million. $2.8 million in cash was covered by our insurance. The $7.3 million balance of the settlement, reflected on the consolidated statement of operations as other non-recurring expense, was contributed by us in common stock on April 16, 2003, the date of distribution. Total shares distributed were 1,951,807.

Interest and Other Income. Net interest and other income was $421,000 in 2002, a decrease from $870,000 in 2001. The decrease reflects lower average cash and investment balances as well as lower interest rates in 2002 as compared to 2001.

Net Loss From Discontinued Operations. During the fourth quarter of 2003, we determined that we would no longer invest in our AT division and have exited the division. Net loss from discontinued operations was $1.3 million in 2002 compared to $1.7 million in 2001. The net loss from discontinued operations for the year ended December 31, 2002 improved 24.4% in 2002 compared to the full year 2001 as a result of the gradual contraction of that division.

Income Taxes. We recognized no income tax expense or tax benefit for either 2002 or 2001. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products and projected interest income over the next three years. Realization of the $2.7 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. We had total net operating loss carryforwards of approximately $134.9 million at December 31, 2002. Of these carryforwards, $31.3 million relates to stock option exercises, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Of the remaining benefit associated with the carryforwards, approximately $96.8 million have yet to be recognized as a benefit in the statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Liquidity and Capital Resources

At December 31, 2003, our principal source of liquidity was $33.7 million of cash, cash equivalents and short term investments, representing a $12.3 million increase from December 31, 2002. The increase is primarily due to cash provided by operating activities, cash received from the exercise of stock options, the sale of common stock through our employee stock purchase plan, and cash acquired through the N2H2 Web filtering business acquisition offset by capital additions. At December 31, 2003, we had future payments under non-cancelable operating leases of $10.4 million and had no material commitments for capital expenditures. We expect to generate cash during 2004 as we expect revenue to continue to grow at a faster rate than operating expenses.

Since our inception, we have financed our operations primarily through sales of our equity securities, and more recently, from cash generated from operations.

Net cash provided by operating activities of $5.5 million for the twelve months ended December 31, 2003, net of the effects of the N2H2 Web filtering business, was comprised of net income from continuing operations of $9.3 million, offset by net non-cash related expenses of $3.2 million, a $7.0 million increase in current assets, and a $597,000 increase in liabilities. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used in investing activities of $11.1 million for the twelve months ended December 31, 2003, was comprised primarily of net purchases of investments of $13.2 million and $2.0 million of cash used for net capital additions, which were made up of computer equipment, technology upgrades, and leasehold improvements, which was somewhat offset by cash acquired from the purchase of the N2H2 Web filtering business of $4.3 million.

Net cash provided by financing activities of $5.6 million for the twelve months ended December 31, 2003 consisted primarily of proceeds received from the exercise of stock options and the sale of common stock through our employee stock purchase plan.

As of December 31, 2003, we had working capital of $29.0 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses and to license technology or products related to our line of business. We expect to spend approximately $2.5 million on capital expenditures in 2004.

A summary of our total contractual cash obligations as of December 31, 2003 is as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years

Operating leases	$10,418	$3,591	$6,267	$508	$52

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, short term investments.

Critical Accounting Policies and Estimates

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 of the Notes to Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition. Our revenue is derived from sales of our software licenses, hardware, royalties and maintenance arrangements to provide product upgrades and customer support. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Maintenance revenue for providing product upgrades and customer support is deferred and recognized ratably over the service period.

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

Valuation of Long-Lived Assets, Including Goodwill and Other Intangible Assets. Intangible assets consist of patents, trademarks, capitalized software costs, a purchased customer list, a purchased control list, capitalized developed technology and goodwill, all of which are recorded at cost or fair value. Patents, trademarks, customer and control lists, and capitalized developed technology are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. See accounting policy of capitalized software costs under Research and Development in Note 1 of Notes to Consolidated Financial Statements. Goodwill is not amortized, but is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations.

We review our long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, except for goodwill as noted above. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Deferred Tax Assets. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products and projected interest and other income over the next three years. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that benefits of deferred tax assets will not be realized. We believe it is more likely than not that the net deferred tax assets of $3.3 million at December 31, 2003 will be realized. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Inflation

To date, we have not been significantly affected by inflation.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In addition, on December 24, 2003, the FASB issued a revision of FIN 46 (the “Revised Interpretation”). The Revised Interpretation addresses consolidation of business enterprises of variable interest entities and is effective for variable interest entities for the first fiscal year or interim period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective beginning in our first quarter of fiscal year 2004. The adoption of SFAS No. 150 did not have a significant impact on our results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect.

We invest our cash in a variety of financial instruments, including bank time deposits and commercial paper. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held as available-for-sale.

Item 8. Financial Statements and Supplementary Data

Our financial statements required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”.) Based upon that evaluation, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer concluded that as of December 31, 2003, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alert them to material information relating to Secure Computing (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

During the quarter ended December 31, 2003, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Registrant’s Proxy Statement to be filed on or about March 31, 2004. See also Part I, Item 1, “Executive Officers” of this Form 10-K.

We maintain a Code of Conduct and Ethics applicable to all our employees. We have also adopted a Code of Ethics for Finance that is applicable to our chief executive officer, chief financial officer, chief operating officer, controller, and finance personnel performing functions related to financial reporting. A copy of our Code of Conduct and Ethics and our Code of Ethics for Finance, as well as our corporate governance guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.securecomputing.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. We intend to disclose any waivers from, or amendments to, the Code of Conduct and Ethics and Code of Ethics for Finance by posting a description of such waiver or amendment on our Internet website. However, we have never granted a waiver from either the Code of Conduct and Ethics and Code of Ethics for Finance.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing in the Registrant’s Proxy Statement which the Registrant anticipates filing on or about March 31, 2004, under the headings “Election of Directors,” “Report of the Compensation Committee,” “Executive Officer Compensation Program,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Performance Evaluation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading “Certain Transactions” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2004.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Auditors” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Independent Auditors

2.	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b) Reports on Form 8-K:

On October 17, 2003, we filed a report on Form 8-K pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” that furnished (not filed) the press release issued October 16, 2003 relating to our results for the quarter ended September 30, 2003.

On October 28, 2003, we filed a report on Form 8-K pursuant to Item 2, “Acquisition or Disposition of Assets,” filing the press release issued October 14, 2003 announcing that Nitro Acquisition Corp., a wholly owned subsidiary of our company (the “Merger Sub”) merged with and into N2H2, Inc., a Washington corporation (“N2H2”). N2H2 became a wholly-owned subsidiary of our company and each outstanding share of N2H2’s common stock was converted into 0.0841 of a share of our common stock. The transaction was pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 28, 2003, by and among our company, N2H2, and the Merger Sub, and was accounted for as a purchase. We also filed the Form 8-K pursuant to Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits,” providing audited financial results of N2H2 for fiscal years ended 2002 and 2001 along with the most recent unaudited pro forma combined condensed financial statements at the time of the filing.

(c) Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2003:

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among the Company, Merger Sub, and N2H2. (1)
3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000. (2)
3.2	By-Laws of the Registrant. (3)
4.1	Specimen of common stock certificate. (4)
4.2	Amended and Restated 1995 Omnibus Stock Plan. (5)
4.3	2002 Stock Option Plan. (6)
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney. (See page 46)
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification by President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification by President and Chief Operating Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.3	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 2.1 to Secure Computing’s Registration Statement on Form S-4 filed on August 8, 2003.
(2)	Incorporated herein by reference to Exhibit 3.1 to Secure Computing’s Amended Quarterly Report on Form 10-Q filed on September 6, 2000.
(3)	Incorporated herein by reference to Exhibit 3.3 to Secure Computing’s Registration Statement on Form S-1 (Registration Number 33-97838).
(4)	Incorporated herein by reference to the same numbered Exhibit to Amendment No. 2 to Secure Computing’s Registration Statement on Form S-1 (Registration Number 33-97838).
(5)	Incorporated herein by reference to the Exhibit 10.1 to Secure Computing’s Current Report on Form 8-K filed on October 8, 1999.
(6)	Incorporated herein by reference to Exhibit 99.3 to Secure Computing’s Registration Statement on Form S-8 (Registration Number 333-103595) filed on March 4, 2003.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$17,101	$18,050
Investments	16,580	3,342
Accounts receivable (net of reserves of 2003 - $868; 2002 - $514)	17,148	11,075
Inventories	1,227	885
Deferred income taxes	3,259	2,000
Other current assets	3,973	1,350
Current assets from discontinued operations	545	763

Total current assets	59,833	37,465

Property and equipment
Computer equipment and software	16,652	15,093
Furniture and fixtures	2,388	2,285
Leasehold improvements	2,375	1,972

	21,415	19,350
Accumulated depreciation	(16,411)	(13,697)

	5,004	5,653

Goodwill	40,416	15,195
Intangible assets (net of accumulated amortization of 2003 - $602; 2002 - $393)	2,568	1,239
Deferred income taxes	—	700
Other assets	654	691

Total assets	$108,475	$60,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,861	$1,646
Accrued payroll	3,539	3,238
Acquisition reserve	1,757	1,431
Other accrued expenses	1,024	2,341
Litigation settlement accrual	—	7,258
Deferred revenue	21,663	12,510
Current liabilities from discontinued operations	—	224

Total current liabilities	30,844	28,648

Acquisition reserve, net of current portion	1,839	333
Deferred revenue, net of current portion	3,778	2,299

Total liabilities	36,461	31,280

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 50,000,000 shares; issued and outstanding shares – December 31, 2003 – 34,953,772 and December 31, 2002 – 29,684,459	350	297
Additional paid-in capital	190,090	156,132
Accumulated deficit	(117,907)	(126,163)
Accumulated other comprehensive loss	(519)	(603)

Total stockholders’ equity	72,014	29,663

Total liabilities and stockholders’ equity	$108,475	$60,943

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenue	$76,213	$61,960	$48,353
Cost of revenue	7,621	4,707	5,780

Gross profit	68,592	57,253	42,573

Operating expenses

Selling and marketing	38,729	34,989	32,531

Research and development	15,179	14,912	13,923

General and administrative	5,535	5,113	4,226

Separation costs	—	568	—

	59,443	55,582	50,680

Operating income (loss)	9,149	1,671	(8,107)
Other non-recurring expense	—	(7,258)	—

Interest and other income	141	421	870

Net income (loss) from continuing operations	9,290	(5,166)	(7,237)

Loss from operations of discontinued AT division	(757)	(1,310)	(1,733)

Loss on disposal of AT division	(277)	—	—

Net income (loss)	$8,256	$(6,476)	$(8,970)

Basic income (loss) per share:

Continuing operations	$0.29	$(0.18)	$(0.26)

Discontinued operations	(0.03)	(0.04)	(0.06)

Basic income (loss) per share	$0.26	$(0.22)	$(0.32)

Weighted average shares outstanding - basic	31,986	29,307	28,114

Diluted income (loss) per share:

Continuing operations	$0.28	$(0.18)	$(0.26)

Discontinued operations	(0.03)	(0.04)	(0.06)

Diluted income (loss) per share	$0.25	$(0.22)	$(0.32)

Weighted average shares outstanding - diluted	33,654	29,307	28,114

See accompanying notes

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000	7,700	$—	26,675,230	$267	$141,484	$(408)	$(110,717)	$30,626
Comprehensive loss:
Net loss for the year	—	—	—	—	—	—	(8,970)	(8,970)
Foreign currency translation adjustment	—	—	—	—	—	(82)	—	(82)

Total comprehensive loss								(9,052)
Exercise of employee stock options	—	—	779,647	8	3,983	—	—	3,991
Employee stock purchase plan activity	—	—	149,679	1	1,102	—	—	1,103
Conversion of preferred stock	(7,700)	—	1,051,972	10	(64)	—	—	(54)
Conversion of warrants	—	—	174,464	2	2,080	—	—	2,082

BALANCE, December 31, 2001	—	—	28,830,992	288	148,585	(490)	(119,687)	28,696

Comprehensive loss:

Net loss for the year	—	—	—	—	—	—	(6,476)	(6,476)
Foreign currency translation adjustment	—	—	—	—	—	(113)	—	(113)

Total comprehensive loss								(6,589)
Exercise of employee stock options	—	—	191,506	2	1,149	—	—	1,151
Employee stock purchase plan activity	—	—	361,607	3	1,405	—	—	1,408
Purchase of Gauntlet, net of stock registration fees	—	—	300,354	4	4,993	—	—	4,997

BALANCE, December 31, 2002	—	—	29,684,459	297	156,132	(603)	(126,163)	29,663

Comprehensive income:
Net income for the year	—	—	—	—	—	—	8,256	8,256
Foreign currency translation adjustment	—	—	—	—	—	90	—	90
Unrealized loss on investments	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								8,340
Exercise of employee stock options	—	—	1,073,964	11	4,238	—	—	4,249
Employee stock purchase plan activity	—	—	297,106	3	1,349	—	—	1,352
Settlement of class action litigation	—	—	2,029,729	20	8,375	—	—	8,395
Purchase of N2H2, net of cash issued for fractional shares	—	—	1,868,514	19	19,996	—	—	20,015

BALANCE, December 31, 2003	—	$—	34,953,772	$350	$190,090	$(519)	$(117,907)	$72,014

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$8,256	$(6,476)	$(8,970)
Loss from discontinued operations	1,034	1,310	1,733

Net income (loss) from continuing operations	9,290	(5,166)	(7,237)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,711	2,758	2,354
Amortization	353	239	285
Loss on disposals of property and equipment	14	121	107
Loss on disposals of intangible assets	95	—	148
Deferred income taxes	(559)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,589)	90	(4,464)
Inventories	(342)	(128)	(127)
Other current assets	(2,079)	(513)	(356)
Accounts payable	956	(176)	(1,128)
Payroll related accruals	78	(256)	(238)
Accrued liabilities and reserves	(1,553)	218	225
Litigation settlement accrual	—	7,258	—
Deferred revenue	1,116	(3,482)	2,904

Net cash provided by (used in) operating activities	5,491	963	(7,527)
Investing activities
Proceeds from sales/maturities of investments	2,506	8,831	20,297
Purchases of investments	(15,705)	(7,088)	(11,551)
Purchase of property and equipment, net	(1,970)	(2,095)	(2,674)
(Increase) decrease in intangibles and other assets	(235)	236	(739)
Cash acquired from N2H2, Inc. purchase	4,260	—	—

Net cash (used in) provided by investing activities	(11,144)	(116)	5,333

Financing activities
Proceeds from issuance of common stock	5,601	2,559	5,040
Proceeds from conversion of warrants	—	—	2,082

Net cash provided by financing activities	5,601	2,559	7,122

Effect of foreign currency translation	90	(113)	(82)
Net cash used by discontinued operations	(987)	(1,199)	(1,386)

Net (decrease) increase in cash and cash equivalents	(949)	2,094	3,460
Cash and cash equivalents, beginning of year	18,050	15,956	12,496

Cash and cash equivalents, end of year	$17,101	$18,050	$15,956

Supplemental Cash Flow Disclosure:
Common stock issued for purchase of N2H2, Inc.	$20,019	—	—
Common stock issued for litigation settlement	$8,395	—	—
Common stock issued for purchase of Gauntlet	—	$5,000	—

See accompanying notes.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

We develop network security solutions that create trusted connections between organizations and their customers, partners, and employees – thereby enabling them to exchange critical information safely, helping them confidently build their businesses. Our technologies enable our customers to secure the sharing of information resources at every connection point, while implementing a balance between security and accessibility according to their policy objectives. We work closely with our customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

Basis of Consolidation

The consolidated financial statements include the accounts of Secure Computing Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue is derived from sales of our software licenses, hardware, royalties and maintenance arrangements to provide product upgrades and customer support. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Maintenance revenue for providing product upgrades and customer support is deferred and recognized ratably over the service period.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

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

Inventories

Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method with estimated useful lives ranging from 3 to 8 years. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.

1. Summary of Significant Accounting Policies (continued)

Other Current Assets and Other Assets

Other current assets are carried at cost and consist of unbilled receivables, interest receivable, and prepaid expenses for items such as directors and officers liability insurance, trade shows, royalties, and foreign taxes to be either expensed or collected within 12 months. Other assets are carried at cost and include rent deposits, employee notes receivable, and prepaid foreign value-added tax to be either expensed or collected after 12 months.

Other Accrued Expenses

At December 31, 2003, other accrued expenses consisted of costs related to professional fees and foreign taxes. At December 31, 2002, other accrued expenses consisted of costs related to the class action litigation settlement (see Note 11), professional fees, and foreign taxes.

Valuation of Long-Lived Assets, Including Goodwill and Other Intangible Assets

Intangible assets consist of patents, trademarks, capitalized software costs, a purchased customer list, a purchased control list, capitalized developed technology and goodwill, all of which are recorded at cost or fair value. Patents, trademarks, customer and control lists, and capitalized developed technology are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. See accounting policy of capitalized software costs below under Research and Development. Goodwill is not amortized, but is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations.

We review our long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, except for goodwill as noted above. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Foreign Currency Translation and Transactions

Foreign assets and liabilities were translated using the exchange rates in effect at the balance sheet date. Results of operations were translated using average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, have been reported in other comprehensive income as a component of stockholders’ equity. Foreign currency translation loss balances were $513,000 and $603,000 at December 31, 2003 and 2002, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We place all of our cash equivalents with high credit-rated issuers. Carrying amounts of financial instruments held by us, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. We perform ongoing credit evaluations of our customers, generally require customers to prepay for maintenance and maintain reserves for potential losses. Our customer base is primarily composed of businesses throughout the United States, Europe and Asia.

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Our comprehensive income for the year ended December 31, 2003 was $8.3 million and our comprehensive loss for the years ended December 31, 2002 and 2001, was $6.6 million and $9.1 million, respectively. The components of our comprehensive income (loss) are net income (loss), foreign currency translation adjustments, and unrealized loss on investments.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Potential common shares of 4,379,000, 3,594,000 and 838,000 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2003, 2002 and 2001, respectively, as inclusion of these shares would have been anti-dilutive. There were no shares excluded from the 2003 diluted share calculation.

The following table represents the calculation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) applicable to common stockholders	$8,256	$(6,476)	$(8,970)

Shares used in computing basic net income (loss) per share applicable to common stockholders	31,986	29,307	28,114

Outstanding dilutive stock options	1,668	—	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	33,654	29,307	28,114
Basic net income (loss) applicable to common stockholders	$0.26	$(0.22)	$(0.32)
Diluted net income (loss) applicable to common stockholders	$0.25	$(0.22)	$(0.32)

Stock Options

At December 31, 2003, we have eight stock option based compensation plans, which are described more fully in Note 9. We account for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$8,256	$(6,476)	$(8,970)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,326)	(11,841)	(12,410)

Pro forma net loss	$(3,070)	$(18,317)	$(21,380)

Net income (loss) per share:
Basic – as reported	$0.26	$(0.22)	$(0.32)
Basic – pro forma	$(0.10)	$(0.63)	$(0.76)
Diluted – as reported	$0.25	$(0.22)	$(0.32)
Diluted – pro forma	$(0.10)	$(0.63)	$(0.76)

1. Summary of Significant Accounting Policies (continued)

Stock Options (continued)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Assumptions used:
Volatility	107%	104%	99%
Risk-free interest rate	3.0%	3.8%	4.6%
Expected life	5 years	5 years	5 years
Dividend-yield	—	—	—

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income (loss.)

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In addition, on December 24, 2003, the FASB issued a revision of FIN 46 (the “Revised Interpretation”). The Revised Interpretation addresses consolidation of business enterprises of variable interest entities and is effective for variable interest entities for the first fiscal year or interim period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective beginning in our first quarter of fiscal year 2004. The adoption of SFAS No. 150 did not have a significant impact on our results of operations or financial position.

2. Acquisition of N2H2, Inc.

On October 13, 2003, we acquired 100% of the outstanding common shares of N2H2, Inc. The results of N2H2’s operations have been included in the consolidated financial statements since that date. N2H2 provided Internet filtering and monitoring solutions that are designed to allow Internet users to monitor and filter content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability. N2H2 had two product lines: Sentian for corporate and government markets and Bess for schools, libraries, and non-for-profit organizations. As a result of the acquisition,

2. Acquisition of N2H2, Inc. (continued)

we are expected to expand our market share of web filtering services in the markets for Bess and are expected to reduce costs through the economies of scale.

The aggregate purchase price was $20.5 million consisting primarily of 1,868,514 shares of common stock valued at $17.2 million, 422,000 options with a value of $2.9 million and direct costs of the acquisition of $505,000. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and after the date that the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$6,300
Property, plant, and equipment		115
Goodwill		26,452
Intangible assets subject to amortization:
Customer list (36 month useful life)	1,141
Control list (24 month useful life)	271
Capitalized developed technology (18 month useful life)	42

		1,454
Other long-term assets		140

Total assets acquired		34,461

Current liabilities		508
Acquisition reserve		4,418
Revenue deferred from on-going contractual obligations at fair value		9,516

Total liabilities assumed		14,442

Net assets acquired		$20,019

We accrued approximately $4.4 million in acquisition related expenses, which included legal and accounting fees, excess capacity fees, directors and officers insurance policy premium, severance costs and other related costs, of which $3.3 million remains as an accrual as of December 31, 2003.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The unaudited combined results of continuing operations are as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002
Revenue	$85,930	$73,229
Net income (loss)	$7,574	$(11,080)
Net income (loss) per share – basic	$0.24	$(0.36)
Net income (loss) per share – diluted	$0.23	$(0.36)

The pro forma results include the estimated amortization of intangibles. As described in Note 5, we do not record amortization expense related to the goodwill. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

3. Acquisition of the Gauntlet™ Firewall and VPN Business

In February 2002, we completed our acquisition of the assets of the Gauntlet firewall and VPN business from Network Associates, Inc. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price, excluding stock registration fees, was 300,354 shares of common stock valued at $5.0 million. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the net assets and results of operations have been included in our consolidated financial statements from the date of acquisition. Allocation of the acquisition purchase price was based on the fair value of the assets acquired and liabilities assumed as follows: $1.0 million allocated to assets acquired, consisting of net accounts receivable and computer equipment; $11.9 million allocated to liabilities assumed, consisting of support services obligations, acquisition costs, and related accruals; and $15.9 million allocated to goodwill. We allocated the purchase price on a preliminary basis using the information then available. The allocation of the purchase prices to the assets and liabilities acquired was finalized in 2003. The primary adjustment to the preliminary allocation was to adjust the acquisition reserve for severance related items. The final purchase price allocation resulted in a $1.9 million decrease to goodwill. A balance of $342,000 for liabilities assumed remains as of December 31, 2003.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of our future results. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The unaudited combined results of continuing operations are as follows (in thousands, except per share data):

	Year ended December 31,
	2002	2001
Revenue	$63,242	$68,151
Net loss	$(6,462)	$(3,989)
Net loss per share – basic and diluted	$(0.19)	$(0.14)

4. Discontinued Operations

During the fourth quarter of 2003, we discontinued our Advanced Technology (AT) division. In October 2003, our management determined that we would no longer invest in this business and announced our decision to exit the division. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this segment is reflected as discontinued operations in our consolidated financial statements. All prior period statements have been reclassified accordingly, including the reallocation of selling and marketing charges to the AT division.

Summary statement of operations for the discontinued AT division is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenues	$2,052	$3,877	$4,114
Gross profit	340	1,004	1,314
Loss from operations	(757)	(1,310)	(1,733)
Loss on disposal of discontinued operations	(277)	—	—

Loss from discontinued operations	$(1,034)	$(1,310)	$(1,733)

Summarized balance sheet information for the discontinued AT division are as follows (in thousands):

	As of December 31,
	2003	2002
Current assets of discontinued operations	$545	$763
Property and equipment, net	—	55

Total assets of discontinued operations	$545	$818

Current liabilities of discontinued operations	$—	$224

5. Goodwill and Other Intangible Assets

Effective January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and intangible assets with indefinite lives be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill and intangible assets with indefinite lives during the year and determined the fair value to be in excess of the carrying value of these assets.

As required by SFAS No. 142, we continue to amortize intangible assets with finite lives. Included in intangible assets are acquired customer and control lists, capitalized developed technology, patents and trademarks and capitalized software costs. Information regarding our other intangible assets is as follows (in thousands):

	Carrying Value	Accumulated Amortization	Net
As of December 31, 2003:
Customer list	$1,141	$(79)	$1,062
Control list	271	(28)	243
Capitalized developed technology	42	(6)	36
Patents and trademarks	1,135	(220)	915
Capitalized software	582	(270)	312

Total	$3,171	$(603)	$2,568

As of December 31, 2002:
Patents and trademarks	$1,105	$(167)	$938
Capitalized software	527	(226)	301

Total	$1,632	$(393)	$1,239

Total amortization expense was $353,000, $239,000 and $285,000 for the years ended December 31, 2003, 2002 and 2001, respectively, none of which pertained to goodwill amortization. Loss on disposal of intangibles was $148,000 for the year ended December 31, 2001. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $795,000, $639,000, $390,000, $57,000 and $57,000, respectively.

6. Investments

Investments, including cash equivalents, restricted cash and short-term investments were as follows (in thousands):

	As of December 31,
	2003	2002
Money market funds	$11,993	$16,503
Certificates of deposit	763	406
Commercial paper	15,817	3,342

Total investments	28,573	20,251
Amounts classified as cash equivalents	(11,993)	(16,503)

Total short-term investments and restricted cash	$16,580	$3,748

Our short-term investments are considered available-for-sale and are stated at lower of cost or market, which approximates fair market value. All short-term investments mature within one year. Unrealized losses on available-for-sale investments at December 31, 2003 and 2002 were $6,000 and zero, respectively and are reported in other comprehensive income (loss). Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest on short-term investments is included in interest and other income.

We have restricted cash pledged in the form of certificates of deposit against our letters of credit of $760,000 and $345,000 at December 31, 2003 and 2002, respectively. In 2003, restricted cash was reclassified as a short-term investment instead of a cash equivalent at December 31, 2002.

7. Letters of Credit

As of December 31, 2003, we have two letter of credit agreements totaling $760,000. One letter of credit for $310,000 and $345,000, as of December 31, 2003 and 2002, respectively, is with a bank securing rental space for our San Jose, CA office and automatically renews for a one year period each year through March 31, 2008. The other letter of credit agreement for $450,000 as of December 31, 2003 is with a bank securing rental space for our Seattle, WA office and automatically renews for a one year period each year through August 31, 2005.

8. Leases

We lease office space for all of our locations. Renewal options exist for our Concord, CA, Gaithersburg, MD, and Seattle, WA offices. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows (in thousands):

	Future Lease Obligations	Sublease	Net Future Lease Obligations
2004	$3,959	$(368)	$3,591
2005	3,482	(296)	3,186
2006	1,765	(108)	1,657
2007	1,424	—	1,424
2008	508	—	508
Thereafter	52	—	52

	$11,190	$(772)	$10,418

Rent expense including executory costs, net of sublease income was $3.8 million, $3.6 million, and $3.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease income is shown on the consolidated results of operation as a reduction of general and administration expenses.

9. Stock Plans

1995 Omnibus Stock Option Plan

In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of the 1995 Omnibus Stock Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock option grants under this plan vest 25% after the first year and then monthly over the following three years.

2002 Stock Option Plan

In July 2002, our Board of Directors approved our 2002 Stock Option Plan. Under the terms of the 2002 Stock Option Plan, key employees and non-employees may be granted options to purchase up to 1,000,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Directors and Executive officers are not eligible for this plan. Beginning in 2003, all new stock option grants under this plan vest 25% after the first year and then monthly over the following three years.

N2H2 Stock Option Plans

In connection with our acquisition of N2H2 in October 2003, we assumed all of the outstanding N2H2 stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan (the “N2H2 Plans”), which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $9.45 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

9. Stock Plans (continued)

A summary of changes in outstanding options and common shares reserved under our stock plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2000	1,384,572	5,808,257	$7.94
Shares authorized	1,250,000	—	—
Granted	(2,462,308)	2,462,308	12.64
Exercised	—	(781,300)	5.14
Canceled	785,723	(785,723)	9.12

Balance at December 31, 2001	957,987	6,703,542	$9.86
Shares authorized	1,000,000	—	—
Granted	(1,715,944)	1,715,944	10.68
Exercised	—	(191,506)	6.02
Canceled	508,965	(508,965)	13.04

Balance at December 31, 2002	751,008	7,719,015	$9.93
Granted	(1,045,150)	1,045,150	6.97
Assumed upon acquisition of N2H2	182,260	419,646	9.45
Exercised	—	(1,075,585)	5.31
Canceled	538,012	(538,012)	10.79

Balance at December 31, 2003	426,130	7,570,214	$10.09

The following table summarizes information about the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.59 - $ 3.02	428,910	7.0	$2.78	131,100	$2.29
$ 3.03 - $ 6.04	1,636,375	6.7	4.08	869,037	4.07
$ 6.05 - $ 9.07	886,734	6.2	7.04	702,426	6.85
$ 9.08 - $ 12.09	2,148,619	6.4	10.21	1,439,324	10.14
$ 12.10 - $ 15.12	801,358	7.9	13.39	413,018	13.54
$ 15.13 - $ 18.14	1,397,031	7.5	16.09	294,575	16.91
$ 18.15 - $ 21.17	110,500	7.2	18.63	108,500	18.61
$ 21.18 - $ 24.21	118,550	7.0	22.12	99,717	22.15
$ 24.22 - $ 27.22	13,000	3.4	25.87	13,000	25.87
$ 27.23-$ 258.63	29,137	3.5	72.95	29,137	72.95

$ 0.59-$ 258.63	7,570,214	6.8	$10.09	4,099,834	$9.88

Options outstanding under the Stock Plans expire at various dates from 2004 to 2013. The number of options exercisable as of December 31, 2003, 2002 and 2001, was 4,099,834, 3,482,203, and 2,268,947 at weighted average exercise prices of $9.88, $8.38 and $7.56, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 2003, 2002 and 2001 are $10.09, $9.93 and $9.86 and 6.8, 7.4 and 8.1 years, respectively.

9. Stock Plans (continued)

Executive Stock Option Plans

We had an executive stock option plan under which options would only vest if certain price performance targets were met. Upon meeting those targets, compensation expense would be recorded. During the life of this program, 1,390,000 options were granted, while 100,000 options remain exercisable as of December 31, 2003.

We also have an executive stock option plan under which 420,000 performance-based options were granted, while 114,000 options remain exercisable as of December 31, 2003, and are subject to accelerated vesting based on our stock price reaching certain price performance targets prior to specified dates. There are 150,000 options that will vest in a lump sum five years after the date of grant in May 2004 regardless of company stock price performance. There will be no expenses recognized related to the granting of these options.

Employee Stock Purchase Plan

We have an employee stock purchase plan, which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. Common stock reserved for future employee purchases under the plan totals 198,253 shares at December 31, 2003. Common stock issued under the plan totaled approximately 297,000 in 2003, 362,000 in 2002 and 150,000 in 2001.

10. Defined Contribution Plans

We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. employees. The 401(k) plan provides a discretionary year-end employer matching contribution on employee deferral contributions made during the plan year up to 6% of the participants’ contributions. We also have a voluntary defined contribution profit sharing plan that covers substantially all employees. Contributions to the latter are limited to the employer’s discretionary annual contribution. No employer contributions were made to either plan during 2003, 2002 or 2001.

11. Contingencies

In April 1999, securities class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Each complaint alleged that defendants made false and misleading statements about our business condition and prospects during a purported class period of November 10, 1998 through March 31, 1999, and asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In July 2002, we reached a settlement of the class action complaint. In November 2002, the Court granted final approval of the settlement for $10.1 million. $2.8 million in cash was covered by our insurance. The $7.3 million balance of the settlement, reflected on the consolidated statement of operations as other non-recurring expense, was contributed by us in common stock on April 16, 2003, the date of distribution. Total shares distributed were 1,951,807.

On February 11, 2002, Herbert Silverberg filed a shareholder derivative action captioned Silverberg v. McGurran, et al., Case No. CV 805193 in California Superior Court in Santa Clara County against certain of our current and former officers and directors. We were named as nominal defendant. Plaintiff alleged that defendants breached their fiduciary duties by making false and misleading statements about our business condition and prospects during the period of November 10, 1998 through March 31, 1999. On April 29, 2002, the Court dismissed the complaint with leave to amend. The parties subsequently negotiated a settlement of $300,000 by which plaintiff dismissed the action with prejudice. On March 11, 2003 the Court granted final approval of the settlement, which was contributed by us in common stock. The full amount of the settlement was covered by our insurance. Total shares distributed were 77,922.

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

12. Income Taxes

There was no income tax expense for the years ended December 31, 2003, 2002 or 2001. The components for the provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	49	—	—
International	510	—	—
Deferred:
Federal	(559)	—	—
State	—	—	—
International	—	—	—

Total	$—	$—	$—

The effective tax rate differs from the statutory tax rate primarily as a result of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Income taxes at statutory rate	$2,807	$(2,173)	$(3,050)
State taxes, net of federal benefit	211	(468)	(353)
Change in valuation allowance	(2,119)	4,377	3,353
Acquisition – basis differences	(930)	(1,818)	—
Other	31	82	50

Income tax expense	$—	$—	$—

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Deferred tax assets:
Accrued liabilities	$(26)	$3,839	$872
Liabilities	252	209	179
Tax over book amortization	(37)	(247)	(83)
Book over tax depreciation	171	171	171
Income tax credits	478	478	478
Net operating loss carryforward	78,425	53,958	51,455

Total deferred tax assets before valuation allowance	79,263	58,408	53,072
Less valuation allowance	(76,004)	(55,708)	(50,372)

Net deferred tax assets	$3,259	$2,700	$2,700

SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that benefits of deferred tax assets will not be realized. Realization of the $3.3 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

12. Income Taxes (continued)

At December 31, 2003, we had net operating loss (NOL) carryforwards of $196.1 million that are available to offset taxable income through 2023 and will start to expire in 2005. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $39.6 million related to stock option exercises, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $1.0 million at December 31, 2003.

Federal income taxes were not paid in 2003, 2002 or 2001. Foreign taxes paid in 2003, 2002 and 2001 were approximately $447,000, $408,000, and $220,000, respectively.

13. Segment Information

As described in Note 2, we discontinued our AT division and have reclassified the results of operations of AT division as discontinued operations. Therefore, we operate only one business segment, enterprise security solutions.

International sales accounted for 30%, 28% and 27% of total revenue for the years 2003, 2002 and 2001, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. The following table summarizes information about our international and domestic sales and operations:

	Year ended December 31,
	2003	2002	2001
Revenues:
United States sales	$53,673	$44,842	$35,078
International sales	22,540	17,118	13,275

	$76,213	$61,960	$48,353

14. Summarized Quarterly Financial Information (unaudited)

	Quarter Ended (in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2003
Revenue	$16,179	$17,630	$19,474	$22,930
Gross profit	14,844	15,727	17,608	20,413
Net income from continuing operations	962	1,225	2,776	4,327
Net loss from discontinued operations/disposal of AT division	(391)	(216)	(150)	(277)

Net income	$571	$1,009	$2,626	$4,050

Basic income (loss) per share:
Continuing operations	0.03	0.04	0.08	0.13
Discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)

Basic income per share	$0.02	$0.03	$0.08	$0.12

Diluted income (loss) per share:
Continuing operations	0.03	0.04	0.08	0.12
Discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)

Diluted income per share	$0.02	$0.03	$0.08	$0.11

2002
Revenue	$12,464	$15,578	$16,708	$17,210
Gross profit	11,197	14,709	15,484	15,863
Net income (loss) from continuing operations	(947)	(6,692)	760	1,713
Net loss from discontinued operations of AT division	(326)	(388)	(288)	(308)

Net income (loss)	$(1,273)	$(7,080)	$472	$1,405

Basic income (loss) per share:
Continuing operations	(0.03)	(0.23)	0.03	0.06
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Basic income (loss) per share	$(0.04)	$(0.24)	$0.02	$0.05

Diluted income (loss) per share:
Continuing operations	(0.03)	(0.23)	0.03	0.06
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Diluted income (loss) per share	$(0.04)	$(0.24)	$0.02	$0.05

The quarter ended June 30, 2002, includes a $7.3 million non-recurring expense, or $0.25 per share impact, related to the class action securities lawsuit settlement as described in Note 12.

Report of Independent Auditors

The Board of Directors

Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

January 16, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

Date: March 12, 2004	By /s/ John E. McNulty
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

Signature	Title
/s/ John E. McNulty	Chairman and Chief Executive Officer (Principal Executive Officer)
John E. McNulty

/s/ Timothy P. McGurran	President and Chief Operating Officer
Timothy P. McGurran

/s/ Timothy J. Steinkopf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Timothy J. Steinkopf

/s/ Robert J. Frankenberg	Director
Robert J. Frankenberg

/s/ James F. Jordan	Director
James F. Jordan

/s/ Stephen M. Puricelli	Director
Stephen M. Puricelli

/s/ Eric P. Rundquist	Director
Eric P. Rundquist

/s/ Alexander Zakupowsky, Jr.	Director
Alexander Zakupowsky, Jr.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended December 31, 2003:
Sales return allowance	$74,000	$—	$(74,000)	$—
Allowance for doubtful accounts (1)	440,000	659,000	(231,000)	868,000

Total	$514,000	$659,000	$(305,000)	$868,000

Year ended December 31, 2002:
Sales return allowance	$582,000	$—	$(508,000)	$74,000
Allowance for doubtful accounts	822,000	246,000	(628,000)	440,000

Total	$1,404,000	$246,000	$(1,137,000)	$514,000

Year ended December 31, 2001:
Sales return allowance	$904,000	$31,000	$(353,000)	$582,000
Allowance for doubtful accounts	871,000	399,000	(448,000)	822,000

Total	$1,775,000	$430,000	$(801,000)	$1,404,000

(1)	The amount listed in additions charged to costs and expenses for allowance for doubtful accounts includes $402,000 for acquired N2H2 receivables, which did not have an expense impact in 2003.