Form 10-Q
period 2004-03-31
SECURE COMPUTING CORP
filed 2004-04-30
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 35,579,957 issued and outstanding as of April 27, 2004.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004 (Unaudited)	December 31, 2003 (See Note)
Assets
Cash and cash equivalents	$29,856	$17,101
Investments	11,019	16,580
Accounts receivable, net	14,820	17,148
Inventory, net	1,872	1,227
Other current assets	8,016	7,232
Current assets from discontinued operations	285	545

Total current assets	65,868	59,833

Property and equipment, net	5,058	5,004
Goodwill	40,066	40,416
Other assets	3,096	3,222

Total assets	$114,088	$108,475

Liabilities and Stockholders’ Equity
Accounts payable	$3,667	$2,861
Accrued payroll	3,163	3,539
Acquisition reserve	1,572	1,757
Other accrued expenses	715	1,024
Deferred revenue	20,109	21,663

Total current liabilities	29,226	30,844

Acquisition reserve, net of current portion	1,309	1,839
Deferred revenue, net of current portion	4,330	3,778

Total liabilities	34,865	36,461

Stockholders’ equity
Preferred stock, par value $.01 per share; authorized – 2,000,000; issued and outstanding – none at March 31, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share; authorized – 50,000,000; issued and outstanding – March 31, 2004 – 35,508,644 and December 31, 2003 –34,953,772	355	350
Additional paid-in capital	195,115	190,090
Accumulated other comprehensive loss	(545)	(519)
Accumulated deficit	(115,702)	(117,907)

Total stockholders’ equity	79,223	72,014
Total liabilities and stockholders’ equity	$114,088	$108,475

NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$21,216	$16,179
Cost of revenue	2,513	1,335

Gross profit	18,703	14,844

Operating expenses:
Selling and marketing	10,989	8,818
Research and development	4,103	3,888
General and administrative	1,533	1,229

	16,625	13,935

Operating income	2,078	909

Other income	127	53

Net income from continuing operations	2,205	962

Loss from operations of discontinued AT division	—	(391)

Net income	$2,205	$571

Basic earnings/(loss) per share:
Continuing operations	$0.06	$0.03
Discontinued operations	—	(0.01)

Basic earnings per share	$0.06	$0.02

Weighted average shares outstanding—basic	35,352	29,723

Diluted earnings/(loss) per share:
Continuing operations	$0.06	$0.03
Discontinued operations	—	(0.01)

Diluted earnings per share	$0.06	$0.02

Weighted average shares outstanding—diluted	38,085	30,293

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$2,205	$571
Loss from discontinued operations	—	391

Net income from continuing operations	2,205	962

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	603	711
Amortization	200	56
Loss on disposals of property and equipment	65	6
Deferred income taxes, net	(64)	(151)
Changes in operating assets and liabilities:
Accounts receivable	2,714	1,246
Inventories	(645)	(179)
Other current assets	(794)	(239)
Accounts payable	806	370
Payroll related accruals	(376)	(674)
Accrued liabilities and reserves	(984)	(148)
Deferred revenue	(1,003)	(823)

Net cash provided by operating activities	2,727	1,137

Investing activities
Net proceeds from sales/maturities of investments	5,529	976
Purchase of property and equipment, net	(722)	(530)
Increase in intangibles and other assets	(74)	(59)

Net cash provided by investing activities	4,733	387

Financing activities
Proceeds from issuance of common stock	5,031	535

Effect of exchange rate changes	5	(42)
Net cash provided /(used) by discontinued operations	260	(834)

Net increase in cash and cash equivalents	12,756	1,183
Cash and cash equivalents, beginning of period	17,101	18,050

Cash and cash equivalents, end of period	$29,857	$19,233

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

2.	Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2003 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2003. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

3.	Significant Accounting Policies

Stock Options

We account for our stock option based plans under the recognition and measurement provisions of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$2,205	$571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,251)	(4,671)

Pro forma net income (loss)	$(2,046)	$(4,100)

Net income (loss) per share:
Basic and Diluted – as reported	$0.06	$0.02

Basic – pro forma	$(0.06)	$(0.14)

Diluted – pro forma	$(0.05)	$(0.14)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3.	Significant Accounting Policies (continued)

Comprehensive Income

During the first quarter of 2004, total comprehensive income amounted to $2,179 compared to $529 for the first quarter of 2003. The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized loss on available for sale investments. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

4.	Acquisition of N2H2, Inc.

On October 13, 2003, we acquired 100% of the outstanding common shares of N2H2, Inc. The results of N2H2’s operations have been included in the consolidated financial statements since that date. N2H2 provided Internet filtering and monitoring solutions that are designed to allow Internet users to monitor and filter content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability. N2H2 had two product lines: Sentian for corporate and government markets and Bess for schools, libraries, and non-for-profit organizations. As a result of the acquisition, we are expected to expand our market share of web filtering services in the markets for Bess and are expected to reduce costs through the economies of scale.

The aggregate purchase price was $20,525 million consisting primarily of 1,868,514 shares of common stock valued at $17,160, 422,000 options with a value of $2,858 million and direct costs of the acquisition of $505. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and after the date that the terms of the acquisition were agreed to and announced.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The unaudited combined results of continuing operations are as follows:

Three Months Ended March 31, 2003
Revenue	$19,276
Net income	$642
Net income per share – basic	$0.02
Net income per share – diluted	$0.02

The pro forma results include the estimated amortization of acquired intangibles, which consist of a customer list, control list, and capitalized developed technology. We do not record amortization expense related to the goodwill. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

5.	Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Potential common shares of 783,000, and 5,732,000 related to our outstanding stock options were excluded from the computation of diluted earnings per share as of March 31, 2004 and 2003, respectively, as inclusion of these shares would have been anti-dilutive.

The following table represents the calculation of basic and diluted net income per share applicable to common stockholders:

	Three months ended
	March 31,
	2004	2003
Net income applicable to common stockholders	$2,205	$571

Shares used in computing basic net income per share applicable to common stockholders	35,352	29,723
Effect of outstanding dilutive stock options	2,733	570

Shares used in computing diluted net income per share applicable to common stockholders	38,085	30,293
Basic net income per share applicable to common stockholders	$0.06	$0.02

Diluted net income per share applicable to common stockholders	$0.06	$0.02

6.	Segment Information

We view our operations and manage our business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 35% of total revenue for both of the three months ended March 31, 2004 and 2003. The following table summarizes information about our international and domestic sales and operations:

	Three months ended March 31,
	2004	2003
Revenues:
United States sales	$13,790	$10,516
International sales	7,426	5,663

	$21,216	$16,179

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to the realization of net deferred tax assets and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission, such as our last filed Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

EXECUTIVE OVERVIEW

Our products provide complete solutions separately and they also work well together for a more comprehensive, unified, and centrally managed solution to meet the goals and needs of our customers. Our solutions are easy to use, administer, and manage across different systems as they grow. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our architecture allows security functions to be easily embedded into other platforms. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder® G2 Firewall™ , our SafeWord® products and our Web filtering products. However, we view our operations and manage our business as one segment, enterprise security solutions.

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000. Our most prominent vertical markets consist of banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools and federal and local governments. We also have close relationships with the largest agencies in the United States government.

International sales accounted for 35% of total revenue during first quarter 2004. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling and supporting our products to resellers and end users.

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

In general, the quarter ended March 31, 2004 was a solid quarter for us. Our significant year over year improvement in net income from continuing operations was driven by strong revenue growth, sustained strong gross margin rates and our ability to control our operating expenses on an overall basis.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and 2003.

Revenue.    Our revenue increased 31% to $21.2 million for the first quarter of 2004 up from $16.2 million in the same period of 2003. The year over year revenue growth was driven primarily by an increase in our Sidewinder G2 security appliance sales, continued increasing traction with our Smartfilter OEM relationships and growth in our web filtering subscription revenue as a result of our N2H2 acquisition.

Gross Profit.    Gross profit as a percentage of revenue was 88% in the first quarter of 2004 compared to 92% in 2003. The decrease in gross margins was primarily driven by increased sales volume of products containing a hardware component, primarily Sidewinder appliance sales, which have a lower gross profit margin than our software only products.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 19% to $16.6 million for the first quarter of 2004 up from $13.9 million in the same period of 2003. The increase resulted primarily from normal inflationary increase in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, total operating expenses were 78% for the quarter compared to 86% in the same period of 2003.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses increased 25% to $11.0 million in the first quarter of 2004 up from $8.8 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in commission expense due to expanding revenues. As a percentage of revenue, selling and marketing expense was 52% for the quarter compared to 55% in the same period of 2003.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses increased 5% to $4.1 million in first quarter of 2004 up from $3.9 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs. As a percentage of revenue, research and development expenses were 19% for the quarter compared to 24% in the same period of 2003.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses increased 25% to $1.5 million in the first quarter of 2004 up from $1.2 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs. As a percentage of revenue, general and administrative expenses were 7% for the quarter compared to 8% in the same period of 2003.

Interest and Other Income.    Net interest and other income was $127,000 in the first quarter of 2004, an increase from $53,000 in the same period of 2003. The increase reflects higher average cash and short-term investment balances for interest income and an increase in other income related to a state capital use tax refund.

Income Taxes.    We recognized tax benefits of $64,000 and $151,000 for the first quarters of 2004 and 2003, respectively. Tax expenses incurred for various foreign income and domestic minimum income taxes in the first quarters of 2004 and 2003 were offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. We believe it is more likely than not that our net deferred tax assets, which total $3.3 million at March 31, 2004, will be realized. Realization of the $3.3 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $7.2 million from $33.7 million at December 31, 2003 to $40.9 million at March 31, 2004. This increase is due to cash provided by operating activities, the exercise of stock options and sales of common stock through our employee stock purchase plan.

Net cash provided by operating activities for the three months ended March 31, 2004 of $2.7 million consisted of net income for the quarter, a decrease in accounts receivable and an increase in accounts payable, offset by decreases in accrued liabilities and reserves and deferred revenue. Net cash provided by operations was driven by sustained strong gross margin rate and our ability to control our operating expenses. Accounts receivable decreased from $17.1 million at December 31, 2003 to $14.8 million at March 31, 2004. Days sales outstanding decreased to 63 days at March 31, 2004 compared to 67 days at December 31, 2003 primarily due to the decrease in deferred revenue during the quarter. Accounts payable increased from $2.9 million at December 31, 2003 to $3.7 million at March 31, 2004 primarily due to an increase in inventory received with payment terms that extended beyond the end of the quarter. Accrued liabilities and reserves decreased from $4.6 million at December 31, 2003 to $3.6 million at March 31, 2004 primarily due to payment of N2H2 acquisition related items. Deferred revenue decreased from $25.4 million at December 31, 2003 to $24.4 million at March 31, 2004.

Net cash used for capital additions of $0.7 million during the three months ended March 31, 2004, was for computer equipment and technology upgrades. We expect to use another $1.8 million during the remainder of 2004 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $5.0 million for the three months ended March 31, 2004 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of March 31, 2004, we had working capital of $36.6 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	We believe it is more likely than not that our net deferred tax assets, which total $3.3 million at March 31, 2004, will be realized. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	and currently unplanned acquisitions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.    Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description
31.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification by President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification by President and Chief Operating Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.3	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Form 8-K was not filed during the quarter ended March 31, 2004.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: April 30, 2004	By:	/s/ Timothy J. Steinkopf

Timothy J. Steinkopf Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)