Form 10-Q
period 2004-06-30
SECURE COMPUTING CORP
filed 2004-08-09
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 35,696,913 issued and outstanding as of August 2, 2004.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004 (Unaudited)	December 31, 2003 (See Note)
Assets
Cash and cash equivalents	31,526	$17,101
Investments	11,763	16,580
Accounts receivable, net	16,139	17,148
Inventory, net	1,838	1,227
Other current assets	8,020	7,232
Current assets from discontinued operations	181	545

Total current assets	69,467	59,833
Property and equipment, net	4,863	5,004
Goodwill	40,066	40,416
Other assets	2,907	3,222

Total assets	$117,303	$108,475

Liabilities and Stockholders’ Equity
Accounts payable	$2,814	$2,861
Accrued payroll	2,771	3,539
Acquisition reserve	1,680	1,757
Other accrued expenses	998	1,024
Deferred revenue	19,624	21,663

Total current liabilities	27,887	30,844
Acquisition reserve, net of current portion	771	1,839
Deferred revenue, net of current portion	5,670	3,778

Total liabilities	34,328	36,461
Stockholders’ equity
Preferred stock, par value $.01 per share; authorized – 2,000,000; issued and outstanding – none at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share; authorized – 100,000,000; issued and outstanding – June 30, 2004 – 35,636,375 and December 31, 2003 –34,953,772	356	350
Additional paid-in capital	196,336	190,090
Accumulated deficit	(113,184)	(117,907)
Accumulated other comprehensive income	(533)	(519)

Total stockholders’ equity	82,975	72,014

Total liabilities and stockholders’ equity	$117,303	$108,475

NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$22,118	$17,630	$43,334	$33,809
Cost of revenue	2,650	1,903	5,163	3,238

Gross profit	19,468	15,727	38,171	30,571
Operating expenses:
Selling and marketing	11,248	9,598	22,237	18,416
Research and development	4,104	3,716	8,207	7,604
General and administrative	1,677	1,234	3,210	2,463

	17,029	14,548	33,654	28,483

Operating income	2,439	1,179	4,517	2,088
Other income	79	46	206	99

Net income from continuing operations	2,518	1,225	4,723	2,187
Loss from operations of discontinued AT division	—	(216)	—	(607)

Net income	$2,518	$1,009	$4,723	$1,580

Basic earnings/(loss) per share:
Continuing operations	$0.07	$0.04	$0.13	$0.07
Discontinued operations	—	(0.01)	—	(0.02)

Basic earnings per share	$0.07	$0.03	$0.13	$0.05

Weighted average shares outstanding - basic	35,587	31,716	35,469	30,724

Diluted earnings/(loss) per share:
Continuing operations	$0.07	$0.04	$0.13	$0.07
Discontinued operations	—	(0.01)	—	(0.02)

Diluted earnings per share	$0.07	$0.03	$0.13	$0.05

Weighted average shares outstanding - diluted	37,274	32,756	37,762	31,532

SECURE COMPUTING CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income	$4,723	$1,580
Loss from discontinued operations	—	607

Net income from continuing operations	4,723	2,187
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	1,238	1,434
Amortization	405	122
Loss on disposals of property and equipment	95	6
Loss on disposals of intangible assets	18	—
Deferred income taxes	(151)	(256)
Changes in operating assets and liabilities:
Accounts receivable	1,319	(1,479)
Inventories	(611)	(168)
Other current assets	(637)	(99)
Accounts payable	(47)	688
Payroll related accruals	(768)	(207)
Accrued liabilities and reserves	(1,131)	(519)
Deferred revenue	(147)	(360)

Net cash provided by operating activities	4,306	1,887
Investing activities
Net proceeds from sales/maturities of investments	4,817	2,036
Purchase of property and equipment, net	(1,192)	(969)
Increase in intangibles and other assets	(117)	(153)

Net cash provided by investing activities	3,508	914
Financing activities
Proceeds from issuance of common stock	6,252	1,225
Effect of exchange rate changes	(5)	(63)
Net cash provided from /(used by) discontinued operations	364	(1,094)

Net increase in cash and cash equivalents	14,425	2,869
Cash and cash equivalents, beginning of period	17,101	18,050

Cash and cash equivalents, end of period	$31,526	$20,919

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

2.	Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2003 Condensed Balance Sheet is derived from our audited Consolidated Balance Sheet as of December 31, 2003. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,518	$1,009	$4,723	$1,580
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,900)	(2,396)	(5,128)	(7,067)

Pro forma net loss	$(382)	$(1,387)	$(405)	$(5,487)

Net income (loss) per share:
Basic and Diluted – as reported	$0.07	$0.03	$0.13	$0.05

Basic and Diluted – pro forma	$(0.01)	$(0.04)	$(0.01)	$(0.18)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3.	Significant Accounting Policies (continued)

Comprehensive Income

During the three months ended June 30, 2004, total comprehensive income amounted to $2,530 compared to $988 for the same period of 2003. During the first six months of 2004, total comprehensive income amounted to $4,709 compared to $1,517 for the first six months of 2003. The components of our comprehensive income are net income, foreign currency translation adjustments and unrealized loss on available for sale investments. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

4.	Acquisition of N2H2, Inc.

On October 13, 2003, we acquired 100% of the outstanding common shares of N2H2, Inc. The results of N2H2’s operations have been included in the consolidated financial statements since that date. N2H2 provided Internet filtering and monitoring solutions that are designed to allow Internet users to monitor and filter content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability. N2H2 had two product lines: Sentian for corporate and government markets and Bess for schools, libraries, and non-for-profit organizations. As a result of the acquisition, we are expected to expand our market share of web filtering services and are expected to reduce costs through the economies of scale.

The aggregate purchase price was $20,500 consisting primarily of 1,868,514 shares of common stock valued at $17,200, 422,000 options with a value of $2,900 and direct costs of the acquisition of $505. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and after the date that the terms of the acquisition were agreed to and announced.

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue	$20,728	$40,004
Net income	$1,134	$1,776
Net income per share – basic	$0.03	$0.05
Net income per share – diluted	$0.03	$0.05

The pro forma results include the estimated amortization of acquired intangibles, which consist of a customer list, control list and capitalized developed technology. We do not record amortization expense related to the goodwill. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

N2H2 acquisition reserve activity since December 31, 2003 pertains primarily to payments for severance of approximately $545 and excess capacity fees of $391, and an adjustment of $55 for directors and officers insurance policy premium. Remaining acquisition accrual balance is $2,196 as of June 30, 2004.

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

5.	Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Potential common shares related to our outstanding stock options of approximately 2.6 million and 5.4 million in the three months ended June 30, 2004 and 2003, respectively and approximately 2.0 million and 5.7 million in the six months ending June 30, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

The following table represents the calculation of basic and diluted net income per share applicable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income applicable to common stockholders	$2,518	$1,009	$4,723	$1,580

Shares used in computing basic net income per share applicable to common stockholders	35,587	31,716	35,469	30,724
Effect of outstanding dilutive stock options	1,687	1,040	2,293	808

Shares used in computing diluted net income per share applicable to common stockholders	37,274	32,756	37,762	31,532
Basic net income per share applicable to common stockholders	$0.07	$0.03	$0.13	$0.05

Diluted net income per share applicable to common stockholders	$0.07	$0.03	$0.13	$0.05

6.	Segment Information

We view our operations and manage our business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 31% and 33% of total revenue for the three months ended June 30, 2004, respectively and 33% and 34% of total revenue for the six months ended June 30, 2004 and 2003, respectively. The following table summarizes information about our international and domestic sales and operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
United States	$15,261	$11,812	$29,051	$22,328
International	6,857	5,818	14,283	11,481

	$22,118	$17,630	$43,334	$33,809

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

Our products provide complete solutions separately and they also work well together for a more comprehensive, unified, and centrally managed solution to meet the goals and needs of our customers. Our solutions are easy to use, administer, and manage across different systems as they grow. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our architecture allows security functions to be easily embedded into other platforms. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder® G2 Security Appliance™ products, our SafeWord® products and our Web filtering products. However, we view our operations and manage our business as one segment, enterprise security solutions.

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global Titans 50 and numerous organizations in the Fortune 1000. Our most prominent vertical markets consist of banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools and federal and local governments. We also have close relationships with the largest agencies in the United States government.

International sales accounted for 31% and 33% of total revenue for the three and six months ended June 30, 2004, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling and supporting our products to resellers and end users.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2004 and 2003.

Revenue. Our revenue increased 25% to $22.1 million for the second quarter of 2004 up from $17.6 million in the same period of 2003. Our revenue growth was driven by an increase in our SafeWord hardware token sales, an increase in our firewall revenue driven by growth in Sidewinder G2 Security Appliance sales and growth in our Web filtering subscription revenue mainly driven by our N2H2 acquisition.

Gross Profit. Gross profit as a percentage of revenue was 88% in the second quarter of 2004 compared to 89% in 2003. The decrease in gross margins was primarily driven by increased sales volume of products containing a hardware component, primarily SafeWord token and Sidewinder G2 Security Appliance sales, which have a lower gross profit margin than our software only products.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. As a percentage of revenue, total operating expenses were 77% for the quarter compared to 82% in the same period of 2003. Total operating expenses for the second quarter of 2004 were $17.0 million, which is a 17% increase over $14.5 million in the same period of 2003. The increase resulted primarily from normal inflationary increase in payroll and related costs, an increase in payroll and facility costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, selling and marketing expenses were 51% for the quarter compared to 54% in the same period of 2003. Selling and marketing expenses for the second quarter of 2004 were $11.2 million, which is a 17% increase over $9.6 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs, an increase in payroll costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, research and development expenses were 19% for the quarter compared to 21% in the same period of 2003. Research and development expenses for the second quarter of 2004 were $4.1 million, which is a 10% increase over $3.7 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in payroll costs as a result of our N2H2 acquisition.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. As a percentage of revenue, general and administrative expenses were 8% for the quarter compared to 7% in the same period of 2003. General and administrative expenses in the second quarter of 2004 were $1.7 million, which is a 36% increase over $1.2 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and increased professional fees.

Interest and Other Income. Net interest and other income was $79,000 in the second quarter of 2004, an increase from $46,000 in the same period of 2003. The increase reflects higher interest income earned from our higher average cash and short-term investment balances.

Income Taxes. We recognized tax benefits of $87,000 and $105,000 for the second quarters of 2004 and 2003, respectively. Tax expenses incurred for various foreign income and domestic minimum income taxes in the second quarters of 2004 and 2003 were offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. We believe it is more likely than not that our net deferred tax assets, which total $3.4 million at June 30, 2004, will be realized. Realization of the $3.4 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies.

Comparison of Six Months Ended June 30, 2004 and 2003.

Revenue. Our revenue increased 28% to $43.3 million for the first six months of 2004 up from $33.8 million in the same period of 2003. Our revenue growth was driven by an increase in the direct Sidewinder G2 Security Appliance sales, an increase in SafeWord hardware token sales and growth in our Web filtering subscription revenue mainly driven by our N2H2 acquisition.

Gross Profit. Gross profit as a percentage of revenue for the first six months of 2004 was 88% compared to 90% in the same period of 2003. The decrease in gross margins was primarily driven by increased sales volume of products containing a hardware component, primarily SafeWord token and Sidewinder G2 Security Appliance sales, which have a lower gross profit margin than our software only products.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. As a percentage of revenue, total operating expense was 78% for the first six months of 2004 compared to 84% in the same period of 2003. Total operating expenses in the first six months of 2004 were $33.7 million, which is a 18% increase over $28.5 million in the same period of 2003. The increase resulted primarily from normal inflationary increase in payroll and related costs, an increase in payroll and facility costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, selling and marketing expenses were 51% for the first six months of 2004 compared to 54% in the same period of 2003. Selling and marketing expenses in the first of six months of 2004 were $22.2 million, which is a 21% increase over $18.4 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs, an increase in payroll costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, research and development expenses were 19% for the first six months of 2004 compared to 22% in the same period of 2003. Research and development expenses in the first six months of 2004 were $8.2 million, which is an 8% increase over $7.6 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in payroll costs as a result of our N2H2 acquisition along with an increase in common criteria certification costs.

General and Administrative. General and administrative expenses consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. As a percentage of revenue, general and administrative expenses were 7% for the first six months of both 2004 and 2003. General and administrative expenses in the first six months of 2004 were $3.2 million, which is a 30% increase over $2.5 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and increased professional fees.

Interest and Other Income. Net interest and other income was $206,000 in the first six months of 2004, an increase from $99,000 in the same period of 2003. The increase reflects higher interest income earned from our higher average cash and short-term investment balances and an increase other income related to a state capital use tax refund.

Income Taxes. We recognized tax benefits of $151,000 and $256,000 for the first six months of 2004 and 2003, respectively. Tax expenses incurred for various foreign income and domestic minimum income taxes in the first six months of 2004 and 2003 were offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. We believe it is more likely than not that our net deferred tax assets, which total $3.4 million at June 30, 2004, will be realized. Realization of the $3.4 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $9.6 million from $33.7 million at December 31, 2003 to $43.3 million at June 30, 2004. This increase is due to cash provided by operating activities, the exercise of stock options and sales of common stock through our employee stock purchase plan.

Net cash provided by operating activities for the six months ended June 30, 2004 of $4.3 million resulting from net income, a decrease in accounts receivable, offset by decreases in accrued liabilities and reserves. Net cash provided by operations was driven by a sustained strong gross margin rate and our ability to control our operating expenses. Accounts receivable decreased from $17.1 million at December 31, 2003 to $16.1 million at June 30, 2004. Days sales outstanding decreased to 66 days at June 30, 2004 compared to 67 days at December 31, 2003. Accrued liabilities and reserves decreased from $4.6 million at December 31, 2003 to $3.4 million at June 30, 2004 primarily due to payment of N2H2 acquisition related items.

Net cash used for capital additions of $1.2 million during the six months ended June 30, 2004, was for computer equipment and technology upgrades. We expect to use approximately another $1.2 million during the remainder of 2004 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $6.3 million for the six months ended June 30, 2004 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of June 30, 2004, we had working capital of $41.2 million. We anticipate using available capital to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	We believe it is more likely than not that our net deferred tax assets, which total $3.4 million at June 30, 2004, will be realized. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	and currently unplanned acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were approved at our Annual Meeting of Stockholders held on May 5, 2004:

a)	The following directors were elected:

	Number of Common Shares Voted
Directors	For	Withheld
Stephen M. Puricelli	31,943,691	2,442,893
Timothy McGurran	32,518,417	1,868,167

These directors were elected to a three year term commencing upon their election. Directors, John E. McNulty, Robert J. Frankenberg, James F. Jordan, Eric P. Rundquist, and Alexander Zakupowsky, Jr. continue in office until expiration of their respective roles.

b)	Amendment to the Restated Certificate of Incorporation:

	Number of Common Shares Voted
Restated Certificate of Incorporation	For	Against	Abstain
Increase authorized shares available for issuance from 50,000,000 to 100,000,000	30,711,323	3,605,115	70,146

c)	Amendment to the 2002 Stock Plan:

	Number of Common Shares Voted
2002 Stock Plan	For	Against	Abstain
Amendment to the 2002 Stock Plan	19,329,516	5,553,865	125,677

d)	Amendment to the Employee Stock Purchase Plan:

	Number of Common Shares Voted
Employee Stock Purchase Plan	For	Against	Abstain
Amendment to the Employee Stock Purchase Plan	22,989,560	1,961,341	58,157

e)	The stockholders also approved the following proposal:

	Number of Common Shares Voted
Independent Auditors	For	Against	Abstain
Ratification of Ernst & Young LLP As Independent Auditors	33,957,866	393,897	34,821

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

3.1	Amended Restated Certificate of Incorporation

31.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by President and Chief Operating Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by President and Chief Operating Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Form 8-K was not filed during the quarter ended June 30, 2004.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: August 9, 2004	By:	/s/ TIMOTHY J. STEINKOPF
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)