Form 10-Q
period 2004-09-30
SECURE COMPUTING CORP
filed 2004-11-08
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 35,707,316 issued and outstanding as of November 1, 2004.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004 (Unaudited)	December 31, 2003 (See Note)
Assets
Cash and cash equivalents	39,959	$17,101
Investments	7,528	16,580
Accounts receivable, net	19,172	17,148
Inventory, net	1,605	1,227
Other current assets	7,853	7,232
Current assets from discontinued operations	260	545

Total current assets	76,377	59,833

Property and equipment, net	4,417	5,004
Goodwill	39,889	40,416
Other assets	3,260	3,222

Total assets	$123,943	$108,475

Liabilities and Stockholders’ Equity
Accounts payable	$2,774	$2,861
Accrued payroll	3,559	3,539
Acquisition reserves	1,307	1,757
Other accrued expenses	1,445	1,024
Deferred revenue	21,873	21,663

Total current liabilities	30,958	30,844

Acquisition reserve, net of current portion	665	1,839
Deferred revenue, net of current portion	5,409	3,778

Total liabilities	37,032	36,461

Stockholders’ equity
Preferred stock, par value $.01 per share; authorized – 2,000,000; issued and outstanding – none at September 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share; authorized – 100,000,000; issued and outstanding – September 30, 2004 – 35,698,763 and December 31, 2003 –34,953,772	357	350
Additional paid-in capital	196,703	190,090
Accumulated deficit	(109,619)	(117,907)
Accumulated other comprehensive loss	(530)	(519)

Total stockholders’ equity	86,911	72,014

Total liabilities and stockholders’ equity	$123,943	$108,475

NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$24,530	$19,474	$67,864	$53,283
Cost of revenue	3,738	1,866	8,901	5,104

Gross profit	20,792	17,608	58,963	48,179

Operating expenses:
Selling and marketing	11,599	9,647	33,836	28,063
Research and development	4,059	3,619	12,266	11,223
General and administrative	1,654	1,582	4,864	4,045

	17,312	14,848	50,966	43,331

Operating income	3,480	2,760	7,997	4,848

Other income	85	16	291	115

Net income from continuing operations	3,565	2,776	8,288	4,963

Loss from operations of discontinued AT division	—	(150)	—	(757)

Net income	$3,565	$2,626	$8,288	$4,206

Basic earnings/(loss) per share:
Continuing operations	$0.10	$0.09	$0.23	$0.16
Discontinued operations	—	(0.00)	—	(0.02)

Basic earnings per share	$0.10	$0.08	$0.23	$0.14

Weighted average shares outstanding - basic	35,641	32,173	35,527	31,107

Diluted earnings/(loss) per share:
Continuing operations	$0.10	$0.08	$0.22	$0.15
Discontinued operations	—	(0.00)	—	(0.02)

Diluted earnings per share	$0.10	$0.08	$0.22	$0.13

Weighted average shares outstanding - diluted	36,445	33,995	37,341	32,258

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$8,288	$4,206
Loss from discontinued operations	—	757

Net income from continuing operations	8,288	4,963

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	1,876	2,077
Amortization	648	181
Loss on disposals of property and equipment	120	6
Loss on disposals of intangible assets	32	—
Deferred income taxes	(278)	(432)

Changes in operating assets and liabilities:
Accounts receivable	(1,714)	(1,444)
Inventories	(378)	(168)
Other current assets	(343)	(135)
Accounts payable	(87)	962
Payroll related accruals	20	(206)
Accrued liabilities and reserves	(986)	(519)
Deferred revenue	1,841	(360)

Net cash provided by operating activities	9,039	1,771

Investing activities
Net proceeds from sales/maturities of investments	9,052	2,036
Purchase of property and equipment, net	(1,409)	(969)
Increase in intangibles and other assets	(725)	(153)

Net cash provided by investing activities	6,918	914

Financing activities
Proceeds from issuance of common stock	6,620	1,225

Effect of exchange rate changes	(4)	(63)
Net cash provided from /(used by) discontinued operations	285	(978)

Net increase in cash and cash equivalents	22,858	2,869
Cash and cash equivalents, beginning of period	17,101	18,050

Cash and cash equivalents, end of period	$39,959	$20,919

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2003 Condensed Consolidated Balance Sheet is derived from our audited Consolidated Balance Sheet as of December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

3. Significant Accounting Policies

Stock Options

We account for our stock option based plans under the recognition and measurement provisions of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,565	$2,626	$8,288	$4,206
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,593)	(961)	(8,661)	(8,028)

Pro forma net income (loss)	$(28)	$1,665	$(373)	$(3,822)

Net income (loss) per share:
Basic – as reported	$0.10	$0.08	$0.23	$0.14

Diluted – as reported	$0.10	$0.08	$0.22	$0.13

Basic and Diluted – pro forma	$(0.00)	$0.05	$(0.01)	$(0.12)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Significant Accounting Policies (continued)

Comprehensive Income

During the three months ended September 30, 2004, total comprehensive income amounted to $3,568 compared to $2,619 for the same period of 2003. During the first nine months of 2004, total comprehensive income amounted to $8,277 compared to $4,136 for the first nine months of 2003. The components of our comprehensive income are net income, foreign currency translation adjustments and unrealized gain or loss on available for sale investments. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

Recently Issued Accounting Standard

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and was subject to a comment period that ended on June 30, 2004 and the FASB continues to deliberate and propose revisions to the Exposure Draft. Although the provisions of the Exposure Draft are not final, the Exposure Draft is proposed to be effective starting with the first interim period beginning after June 15, 2005. We are currently assessing the potential impact the proposed Exposure Draft could have on our financial position and results of operations. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown previously under the header titled “Stock Options”) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

4. Acquisition of N2H2, Inc.

On October 13, 2003, we acquired 100% of the outstanding common shares of N2H2, Inc. The results of N2H2’s operations have been included in the consolidated financial statements since that date. N2H2 provided Internet filtering and monitoring solutions that are designed to allow Internet users to monitor and filter content categories. N2H2 had two product lines: Sentian for corporate and government markets and Bess for schools, libraries, and not-for-profit organizations.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue	$22,555	$62,559
Net income	$2,469	$4,245
Net income per share – basic	$0.07	$0.13
Net income per share – diluted	$0.07	$0.12

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4. Acquisition of N2H2, Inc. (continued)

The pro forma results include the estimated amortization of acquired intangibles, which consist of a customer list, control list and capitalized developed technology. We do not record amortization expense related to goodwill. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

The N2H2 acquisition reserve activity since December 31, 2003 pertains primarily to payments for severance of approximately $608, excess capacity fees of $535, adjustments of $87 for directors and officers insurance policy premium and true-up of professional fee estimates of $177. The remaining acquisition accrual balance is $1,741 as of September 30, 2004.

5. Discontinued Operations

During fourth quarter of 2003, we discontinued our Advanced Technology (AT) contracting business. All prior period statements have been reclassified to reflect the AT division as discontinued operations, including the reallocation of selling and marketing charges to the AT division. Summary of the impact of the discontinued AT division on the statement of operations is as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue	$641	$2,018
Net loss	$(150)	$(757)
Net loss per share – basic	$(0.00)	$(0.02)
Net loss per share – diluted	$(0.00)	$(0.02)

6. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Potential common shares related to our outstanding stock options of approximately 6.0 million and 3.4 million in the three months ended September 30, 2004 and 2003, respectively and approximately 2.5 million and 5.0 million in the nine months ending September 30, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. The following table represents the calculation of basic and diluted net income per share applicable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,565	$2,626	$8,288	$4,206

Weighted-average shares used for basic net income per share	35,641	32,173	35,527	31,107
Effect of outstanding dilutive stock options	804	1,822	1,814	1,151

Weighted-average shares and diluted options used for diluted net income per share	36,445	33,995	37,341	32,258
Basic net income per share	$0.10	$0.08	$0.23	$0.14

Diluted net income per share	$0.10	$0.08	$0.22	$0.13

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Segment Information

We view our operations and manage our business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 27% and 25% of total revenue for the three months ended September 30, 2004, respectively and 31% of total revenue for both of the nine months ended September 30, 2004 and 2003, respectively. The following table summarizes information about our international and domestic sales and operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
United States	$17,907	$14,605	$46,958	$36,934
International	6,623	4,869	20,906	16,349

	$24,530	$19,474	$67,864	$53,283

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to the realization of net deferred tax assets and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Forward-Looking Statements” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission, such as our last filed Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our amended Registration Statement on Form S-3 filed with the SEC on or about November 4, 2004. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

EXECUTIVE OVERVIEW

Our products provide complete solutions separately and they also work well together for a more comprehensive and unified, solution to meet the goals and needs of our customers. Our solutions are easy to use, administer, and manage across different systems as they grow. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our architecture allows security functions to be easily embedded into other platforms. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder® G2 Security Appliance™ products, our SafeWord® products and our Web filtering products. However, we view our operations and manage our business as one segment, enterprise security solutions.

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global Titans 50 and numerous organizations in the Fortune 1000. Our most prominent vertical markets consist of banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools and federal and local governments. We also have close relationships with many of the largest agencies in the United States government.

International sales accounted for 27% and 31% of total revenue for the three and nine months ended September 30, 2004, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling and supporting our products to resellers and end users.

Each of our individual products competes with a different group of competitors and products. In this highly competitive market, characterized by rapid technological change, our customers’ purchase decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, and the scalability and flexibility of our solutions.

Specific challenges and risks that our product lines face include, but are not limited to: responding to competitor pricing policies and competitive features; rapid technological change in the network security market; and risk of bugs and other errors in our software.

Our significant year over year improvement in net income from continuing operations was driven by strong revenue growth and our ability to control our operating expenses on an overall basis.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 and 2003.

During fourth quarter of 2003, we made the decision to discontinue our Advanced Technology (AT) contracting business. The comparison of the three months ended September 30, 2004 and 2003 reflects the classification of the AT division as discontinued operations.

Revenue. Our revenue increased 26% to $24.5 million for the third quarter of 2004 up from $19.5 million in the same period of 2003. Our revenue growth was driven by an increase in our security appliance revenue driven by growth in Sidewinder G2 Security Appliance sales and growth in our Web filtering subscription revenue mainly driven by our N2H2 acquisition.

Gross Profit. Gross profit as a percentage of revenue was 85% in the third quarter of 2004 compared to 90% in 2003. The decrease in gross margins was primarily driven by increased sales volume of Sidewinder G2 Security Appliance sales, which contains a hardware component and has a lower gross profit margin than our software only products.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. As a percentage of revenue, total operating expenses were 71% for the quarter compared to 76% in the same period of 2003. Total operating expenses for the third quarter of 2004 were $17.3 million, which is a 17% increase over $14.8 million in the same period of 2003. The increase resulted primarily from normal inflationary increase in payroll and related costs, an increase in payroll and facility costs as a result of our N2H2 acquisition, an increase in commission expense due to expanding revenues and increased professional fees.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, selling and marketing expenses were 47% for the third quarter of 2004 compared to 50% in the same period of 2003. Selling and marketing expenses for the third quarter of 2004 were $11.6 million, which is a 20% increase over $9.6 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs, an increase in payroll costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, research and development expenses were 17% for the quarter compared to 19% in the same period of 2003. Research and development expenses for the third quarter of 2004 were $4.1 million, which is a 12% increase over $3.6 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in payroll costs as a result of our N2H2 acquisition.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. As a percentage of revenue, general and administrative expenses were 7% for the quarter compared to 8% in the same period of 2003. General and administrative expenses in the third quarter of 2004 were $1.7 million, which is a 5% increase over $1.6 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and increased professional fees.

Interest and Other Income. Net interest and other income was $85,000 in the third quarter of 2004, an increase from $16,000 in the same period of 2003. The increase reflects higher interest income earned from our higher average cash and short-term investment balances.

Income Taxes. We recognized tax benefits of $127,000 and $176,000 for the three months ended September 30 of 2004 and 2003, respectively, to offset tax expenses incurred for various foreign income and domestic minimum income taxes in the third quarters of 2004 and 2003. As a result, we show no income tax expense on consolidated statement of operations. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. We believe it is more likely than not that our net deferred tax assets, which total $3.5 million at September 30, 2004, will be realized based on expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. Realization of the $3.5 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies.

Comparison of Nine Months Ended September 30, 2004 and 2003.

During fourth quarter of 2003, we made the decision to discontinue our Advanced Technology (AT) contracting business. The comparison of the nine months ended September 30, 2004 and 2003 reflects the classification of the AT division as discontinued operations.

Revenue. Our revenue increased 27% to $67.9 million for the first nine months of 2004 up from $53.3 million in the same period of 2003. Our revenue growth was driven by an increase in the direct Sidewinder G2 Security Appliance sales, an increase in SafeWord hardware token sales and growth in our Web filtering subscription revenue mainly driven by our N2H2 acquisition.

Gross Profit. Gross profit as a percentage of revenue for the first nine months of 2004 was 87% compared to 90% in the same period of 2003. The decrease in gross margins was primarily driven by increased sales volume of products containing a hardware component, primarily Sidewinder G2 Security Appliance and SafeWord token sales, which have a lower gross profit margin than our software only products.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. As a percentage of revenue, total operating expense was 75% for the first nine months of 2004 compared to 81% in the same period of 2003. Total operating expenses in the first nine months of 2004 were $51.0 million, which is a 18% increase over $43.3 million in the same period of 2003. The increase resulted primarily from normal inflationary increase in payroll and related costs, an increase in payroll and facility costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, selling and marketing expenses were 50% for the first nine months of 2004 compared to 53% in the same period of 2003. Selling and marketing expenses in the first nine months of 2004 were $33.8 million, which is a 21% increase over $28.1 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs, an increase in payroll costs as a result of our N2H2 acquisition and an increase in commission expense due to expanding revenues.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. As a percentage of revenue, research and development expenses were 18% for the first nine months of 2004 compared to 21% in the same period of 2003. Research and development expenses in the first nine months of 2004 were $12.3 million, which is an 9% increase over $11.2 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and an increase in payroll and facility costs as a result of our N2H2 acquisition.

General and Administrative. General and administrative expenses consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. As a percentage of revenue, general and administrative expenses were 7% for the first nine months of 2004 compared to 8% in the same period of 2003. General and administrative expenses in the first nine months of 2004 were $4.9 million, which is a 20% increase over $4.0 million in the same period of 2003. The increase resulted primarily from normal inflationary increases in payroll and related costs and increased professional fees.

Interest and Other Income. Net interest and other income was $291,000 in the first nine months of 2004, an increase from $115,000 in the same period of 2003. The increase reflects higher interest income earned from our higher average cash and short-term investment balances and an increase other income related to a state capital use tax refund.

Income Taxes. We recognized tax benefits of $278,000 and $432,000 for the first nine months of 2004 and 2003, respectively to offset tax expenses incurred for various foreign income and domestic minimum income taxes in the first nine months of 2004 and 2003. As a result, we show no income tax expense on consolidated statement of operations. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. We believe it is more likely than not that our net deferred tax assets, which total $3.5 million at September 30, 2004, will be realized based on expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. Realization of the $3.5 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $13.8 million from $33.7 million at December 31, 2003 to $47.5 million at September 30, 2004. This increase is due to cash provided by operating activities, the exercise of stock options and sales of common stock through our employee stock purchase plan.

Net cash provided by operating activities for the nine months ended September 30, 2004 of $9.0 million resulted from net income and an increase in deferred revenue, offset by decreases in accrued liabilities and reserves and increases in accounts receivable, inventories, other current assets. Net cash provided by operations was driven by a strong growth in revenue and our ability to control our operating expenses. Accounts receivable increased from $17.1 million at December 31, 2003 to $19.2 million at September 30, 2004. Days sales outstanding increased to 70 days at September 30, 2004 compared to 67 days at December 31, 2003, primarily due to the growth in deferred revenue year-to-date compared to the same period in prior year. Accrued liabilities and reserves decreased $1 million on a cash flow basis since December 31, 2003 primarily due to payment of N2H2 acquisition related items, offset by increases in accrued marketing related fees and professional fees.

Net cash used for capital additions of $1.4 million during the nine months ended September 30, 2004, was for computer equipment and technology upgrades. We expect to use approximately another $500,000 during the remainder of 2004 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $6.6 million for the nine months ended September 30, 2004 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of September 30, 2004, we had working capital of $45.4 million. We anticipate using available capital to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	We believe it is more likely than not that our net deferred tax assets, which total $3.5 million at September 30, 2004, will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace; and

•	currently unplanned acquisitions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On July 15, 2004, we filed a report on Form 8-K pursuant to Item 5, “Other Events,” filing the press release issued July 15, 2004 announcing that the Board of Directors of Secure Computing Corporation unanimously rejected the unsolicited proposal received on July 11, 2004 from CyberGuard Corporation.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: November 8, 2004	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)