Form 10-K
period 2004-12-31
SECURE COMPUTING CORP
filed 2005-03-11
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2004 was $415,163,769 based on the closing sale price for the Company’s Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

As of March 1, 2005, the Registrant had 35,841,493 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 9, 2005 for the year ended December 31, 2004 are incorporated by reference in Part III hereof.

PART I

Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “plan,” “anticipate,” “believe,” “predict,” and other similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our business, and other discussions of future events or circumstances are forward-looking statements. A number of risks and uncertainties, including those discussed under the caption “Certain Factors That May Affect Future Results” in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.

In this Annual Report on Form 10-K, “Secure Computing,” “we,” “us,” “our,” and “Registrant” refer to Secure Computing Corporation.

ITEM 1.    BUSINESS

We are a Delaware corporation and were incorporated in July 1989. We use our broad expertise in security technology to develop network security solutions that allow organizations to exchange critical information safely with their customers, partners and employees. To achieve this, they must create trusted connections. Securing these connections, and providing the highest level of industry-recognized security, is at the heart of our mission. Our customers operate some of the world’s largest and most sophisticated electronic business operations, and include prominent organizations in banking, financial services, healthcare, telecommunications, manufacturing, public utilities, and federal and local governments. The premise of our security philosophy, which we build into each product, is that the right people need to be connected with necessary network and application resources, and the wrong people need to be denied connections. We work closely with customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

Across virtually all industries, organizations use the Internet to expand their business. Our commitment is to support this opportunity for exchanging information by mitigating risks and protecting information assets from the multitude of threats present on the Internet. Along with the opportunity networking provides comes the need to secure the sharing of information resources at every connection point. Our technologies enable customers to achieve this security, and implement a balance between security and accessibility according to their security policy.

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

Industry Background

The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications, enabling enterprises to adopt new ways of doing business. The developing reliance on worldwide connectedness has allowed companies to greatly expand their business opportunities. Activities such as electronic trading of goods and services, online delivery of digital content, electronic funds transfers, and share trading, are now commonplace. But with this growing opportunity comes new challenges for securing IT systems. The very features that give electronic business its power have elevated information security to a critical business issue.

Today’s enterprise is no longer confined to a set of physical buildings, rather, the enterprise has become virtual. The Internet’s power of connectivity has erased physical barriers, allowing an organization to establish ties around the globe. Many businesses are no longer a single, isolated entity; they are part of a greater whole of interdependent entities whose lifeblood depends on the secure, electronic sharing of information. Organizations must now expand their security measures outward to protect their digital resources beyond their physical buildings. They must also migrate their security measures inward to each individual’s computer or laptop.

The key reason many organizations have rapidly moved to an Internet-based business model is the direct interaction between the e-business system and its suppliers, customers and partners. This direct interaction can lower costs of doing business and expedite commerce. A well-designed e-business infrastructure can give an organization a competitive advantage. The move to Internet-based business processes brings speed and efficiency, but it also exposes organizations and their partners to increased security risks of theft, downtime, espionage, embarrassment, and infiltration.

Conducting Business Over Public Networks

As this expanding Internet-based infrastructure broadens, so do the risks associated with this exposure. These risks increase daily and threaten confidentiality, integrity, and secure availability of intellectual property, proprietary data, and computing resources. Such threats present themselves in many forms, including the following:

•	Intruders gaining unauthorized access to private computing resources and software applications;

•	Legal liability exposure resulting from employee Internet access, or from hijacked use of desktop personal computers (PCs) and servers for unauthorized file storage and file-sharing schemes;

•	Theft of private citizen records in violation of numerous Government regulations;

•	Identity theft and spoofing;

•	Network and application server downtime due to denial of service (DoS) and distributed denial of service attacks (DDoS);

•	Risks from exposure to malicious software, worms, and viruses that can enter networks from many sources and cause damage, install spyware, or open secret backdoors into private computing resources;

•	Confidentiality leaks via e-mail, instant messaging (IM) chat sessions, person to person (P2P) file sharing, and unauthorized attachments that leave private networks unfiltered ; and

•	Productivity losses from spam clogging e-mail inboxes.

According to the 2004 CSI/FBI Computer Crime and Security Survey, the risk of cyber attacks continues to be high. Denial of service and theft of intellectual property crimes have caused the greatest financial losses.

More Than Networks Are At Risk—Applications Are Also Vulnerable

In today’s highly complex Internet environment, network attacks have evolved into application-level attacks, and recently, an entirely new class of application-specific threats has arisen that require far more stringent protection. Protecting the network is highly important, but by itself, is not sufficient. The network is the foundation for communication, and the conduit over which people connect to the application resources they need and it is precisely these applications that can expose an organization’s information resources to extreme vulnerability. Our products address every network security issue, whether it’s employees utilizing the Internet, or remote partners and customers accessing the intranet, Web services, and applications from outside the internal network. Our security measures extend beyond the network level, protecting applications and their resources so organizations can conduct their business and expand their reach.

From email applications to Web services, File Transfer Protocol (FTP), customer relationship management (CRM) and sales force automation systems, people connect across networks to applications in order to conduct business every day. Misuse of applications and Web portals can result in the loss of valuable resources and millions of dollars. As the applications we use have become more sophisticated, so have the attack capabilities that threaten them. Applications contain inherent vulnerabilities, and sophisticated attackers can exploit these vulnerabilities and undermine an organizations’ ability to conduct its business. Defensive measures must be even more sophisticated in their ability to protect against application-level threats—and our technology is designed with this in mind.

Along with protecting against known threats, today’s security solutions are being challenged to anticipate unknown threats before they enter the network. Our Sidewinder G2® Security Appliance includes advanced application proxies and other patented technology that defend against both known and unknown threats offering protection against the entire threat matrix. A central part of an organization’s business model must include provisions for safeguarding their business connections from being compromised to the highest degree possible.

Market Need and Strategy

More than ever before, organizations realize that they must take responsibility to protect their own confidential information and that of their customers and partners. Government regulations in recent years, such as the Federal Information Security Management Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach Bliley Act, and the Children’s Internet Protection Act, have heightened awareness and mandated that organizations secure their information across multiple segments—financial, medical, educational, and more. Enterprises must know that the data residing on a given network is secure and that parameters are in place for managing access to their proprietary information.

Our strategy is to provide organizations with broad assistance, beginning with knowledge about security risks and regulations, accompanied by industry-leading security products to assist with mitigating these risks, and lastly, providing comprehensive security management capabilities as well. Our goal is to help organizations have confidence in the overall functionality and security of their network and application operations. We accomplish this by providing scalable, manageable, highly available solutions that meet their needs today and in the future. This objective includes meeting our customers’ requirements for security products that provide broad solutions by integrating with each other and interoperate within current infrastructures. All of our products are designed to provide the strongest network protection available, along with central manageability, scalability, and interoperability.

Providing solutions that are manageable, easy to use and that lead the industry in total cost of ownership are our top objectives. We make the process of securing connections between people, applications, and networks easy and efficient for all concerned. For the administrators configuring the Sidewinder G2 Security Appliance, user authentication, and Web filtering, they experience a fast and easy installation process with customizable options, and simple-to-use system graphical user interfaces (GUIs). In addition, they experience tight integration with existing systems, including user management systems such as Active Directory. For businesses that need access to critical information, SafeWord® provides strong authentication through reliable, non-expiring tokens, and an authentication process that is simple to use, deploy, and maintain. When accessing the Internet, seamless Web filtering with SmartFilter® products make Web use simple for administrator and user alike. As a result, business practices and the workplace are kept secure, productive, and easily manageable.

Our strategy also encompasses our award-winning service and support organization. Our worldwide support division has again been acknowledged by Frost and Sullivan as the best in the industry. We provide all of our customers with unwavering, world-class service and support.

Secure Computing Solutions

We have been applying our expertise to solving the most difficult network and application security challenges for over 20 years. Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate with each other for a more comprehensive, unified, and centrally managed solution. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our solutions run on a variety of platforms and integrate with other enterprise solutions, making our products a safe and economical choice for organizations worldwide.

Organizations need to allow external access for their customers and partners to confidential information, resources, and applications through Web browsers, virtual private networks (VPNs), and dial-up lines. Organizations also need to allow people on the inside of their networks to access the Internet in productive and secure ways. Accomplishing mission-critical tasks depends on securing the connections between all parties involved—making sure that the right people are connected with the necessary network and application resources they require, and also making sure that the wrong people are denied connections. Our primary objectives are to ensure that the right people have access to the right information on the applications and networks they use while securing the information itself that is relayed through those network connections.

We take a three-pronged approach to securing the enterprise by providing technologies in three critical areas: security appliances, strong authentication, and Web filtering.

Sidewinder G2 Firewall

In February 2004, we released our next-generation Sidewinder G2 Security Appliance product line. These appliances provide all-in-one, consolidated protection through standard and optional features, including the world’s strongest firewall, anti-virus, and anti-spam gateways, Web content universal resource locator (URL) filtering, secure domain name system (DNS), VPN, Secure Sockets Layer (SSL) gateways, and more. We are well positioned to satisfy increased market demands for application security, in which we have been a leader for nearly a decade. Of particular importance is our application security performance, which, based on an advanced security proxy architecture, achieves gigabit throughput speeds.

The release of our new Sidewinder G2 Security Appliance, including the complementary Sidewinder® G2 Enterprise ManagerTM for managing distributed appliances, also represents the completion of our promised two-phase integration of the Sidewinder and GauntletTM firewalls, following the 2002 acquisition of the Gauntlet firewall business from Network Associates.

Sidewinder G2 continues its unique and remarkable track record of never having had a CERT vulnerability posting against it in over 10 years, in great part due to our SecureOS® operating system protected with our patented Type Enforcement® technology. It has also achieved the highest level of EAL4+ Common Criteria certification possible. The Common Criteria EAL4+ accomplishment puts us in a very strong position when competing for Sidewinder G2 business in the United States and other Government opportunities all over the world.

Finally, the Sidewinder G2 Security Appliance further extends its value by integrating our award-winning SmartFilter On-Box™ filtering software and SafeWord® strong authentication starter system with every purchase, solidifying our position in the new market of security appliances, called Unified Threat Management.

SafeWord Products

Remote access to network resources is a requirement for many businesses and verifying the identity of remote users is vital for security. Organizations are increasingly realizing the many vulnerabilities of passwords, and they need strong authentication systems that are easy to install and deploy, simple to manage, and able to grow with their needs. SafeWord products meet these needs. Positively identifying users through strong authentication, SafeWord products assure that only the right people can make connections to applications and networks. SafeWord software and SafeWord tokens offer unparalleled flexibility, scalability, and ease of use, and are used by thousands of organizations and millions of end users worldwide every day.

•	SafeWord PremierAccess® is a complete, powerful, and robust strong authentication system that protects Web, VPN, wireless, Citrix®, Oracle, Windows, remote dial-up, and many other network applications. PremierAccess comes with integrated reporting, role-based authorization, public key infrastructure (PKI) user authentication, and powerful software kits to customize any aspect of network authentication. PremierAccess includes advanced and powerful capabilities, such as the Universal Web Agent, user self-enrollment, and brokered authentication to external systems, which make it the most complete and flexible strong authentication solution on the market.

•	SafeWord RemoteAccess™ is a simple, complete strong authentication solution designed to protect VPN, RADIUS, Citrix, and Outlook Web Access connections. The product is managed through Microsoft Active Directory, and is available in the following branded versions: SafeWord RemoteAccess—Cisco compatible, SafeWord for Citrix® MetaFrame®, SafeWord for Check Point, and SafeWord for Nortel Networks.

Web Filtering Products

In 2004, with the release of SmartFilter 4.0, we introduced a combined control list based on our prior URL control list and the URL control list acquired from N2H2 in 2003. The result is a comprehensive list, which solidifies our position as one of the world’s leading suppliers of Web filtering. Containing millions of sites, the new URL control list offers 62 categories and covers over 60 languages. Brought together, the new combined list’s accuracy and breadth of coverage is highly competitive in the industry. Under the brand of SmartFilter products, we sell and support three best-of-breed Web filtering products: SmartFilter, Bess®, and Sentian™.

•	SmartFilter, our flagship filtering application, is an enterprise Web filtering solution currently used by thousands of organizations. With the launch of SmartFilter 4.0 in June 2004, the new control list was introduced, along with its new reporting feature, SmartReporter. SmartReporter adds powerful reporting capabilities to SmartFilter that make reporting on Web usage patterns easy for customers. SmartFilter continues to be the market-leading de-facto standard for Web filtering on edge or caching devices through original equipment manufacturer (OEM) relationships. We are the only company with OEM relationships for On-Box filtering with all three of the top caching appliance vendors—Blue Coat, Cisco, and Network Appliance, as well as other industry-leading vendors such as Computer Associates.

•	Bess is the leading filtering application in the education market and is currently installed in approximately 40% of the K-12 schools across the United States. Bess offers customers the ability to deploy an off-box filtering solution (installed on a separate server) in conjunction with leading firewall and caching devices including Cisco Pix and Microsoft ISA.

•	Sentian is targeted at the corporate market, and is primarily an off-box filtering solution, featuring delegated administration and multiple deployment options for flexible enterprise content management. We continue to offer Sentian to customers whose platform of choice will not allow filtering to be hosted On-Box (on the same server).

We now offer customers enhanced deployment and platform flexibility with over 30 different Web filtering options. Our customers can choose to run filtering on the same server as the firewall, proxy server or caching system (co-host); they can elect to run filtering on a separate server (off-box), or they can purchase a platform from one of our OEM partners with SmartFilter natively integrated (On-Box).

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

The embedded firewall uses a centrally managed architecture. The user-friendly GUI is designed to allow administrators to quickly and easily define access control policies on the Embedded Firewall Policy Server. This flexible, scalable solution allows administrators to securely allow access to resources required by employees, partners, and suppliers, without sacrificing the integrity and confidentiality of the network. The product is available for desktop, laptop, and server environments.

Security and Support Services

Our services are designed to ensure customers make optimal use of our products. We provide a life cycle of support and services: Solution Planning, Solution Implementation, and Solution Support.

•	Solution Planning. Our Security Services offerings include a variety of options for rapid assessment of a company’s current network architecture and evaluation of the current status of network security. We then compare this information to the company’s business needs, both current and future, to help plan a scalable, secure e-commerce solution. In addition, we offer security policy services that help customers prepare a policy and plan that transfers their security policy from paper to practice. We provide the following services: network architecture security assessment; security policy assessment and development; and authentication, authorization and administration (AAA) system security assessment.

•	Solution Implementation. Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer’s network. Accordingly, we offer a complete package of product integration assistance to help ensure our customers maximize network uptime and maintain productivity during the process. We provide the following services: product implementation; product audit and configuration; and product training.

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

•	Solution Support—SecureSupport®. We offer industry leading live answer support services. SecureSupport has a team of technical support engineers that provide customer support around the clock via e-mail, the Web, or telephone. Service options are tailored for each of our network security products. Customers can select the SecureSupport option that best meets their needs.

We designed SecureSupport Online, a tool to assist our customers and channel partners with any problem they may experience with any of our products. Through this process, technical expertise is offered on-line through a searchable knowledge base, viewable support history, and email access. Product patches and release notes can also be downloaded.

We offer our customers the option to purchase software support and upgrade service for an annual fee. We provide software updates and technical support through this program.

Customers

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools, and federal, state and local governments. We have relationships with the largest agencies of the United States government. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, and Latin America.

No customer accounted for more than 10% of our total revenue in 2004, 2003 or 2002.

Sales

We sell our products and services through both indirect and direct channels, using a worldwide sales organization. For 2004, sales to major end users comprised 30% of total product sales, while indirect channel sales comprised 70%. Indirect channels include sales made to domestic and international distributors, value-added resellers, major integrators, and OEMs.

Our sales strategy is a hybrid, high-touch model designed to reduce possible channel conflict and allow the customer to decide how best to acquire our products. In this model, our territory sales teams work closely with our channel and OEM partners to ensure that the customer is satisfied. Our direct demand creation representatives in the field are compensated such that whether the customer buys our product and services directly from us or from one of our channel or OEM partners, both salespeople are compensated for the transaction. As an enterprise software vendor, our goal is to ensure that our applications are successfully implemented and supported. This model allows the customer to choose their preferred partner for purchase, implementation and support, all of which are endorsed by us.

Our market strategy revolves around our PartnersFirst reseller program, a channel program through which nearly all of our global indirect business is conducted. The program reflects our commitment to a partner-focused sales model, and enhances access to our products by making them available through a large number of resellers via leading distribution partners and streamlined processes. Our channel program makes the process of doing business with us simple, while giving partners enhanced abilities to increase revenue.

We have a United States federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The United States government is the world’s largest buyer of security products, and continues to be a strong market for us.

International sales accounted for 31% of total revenue during 2004. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products. The following table summarizes our domestic and international sales (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
Domestic sales	$64,431	$53,673	$44,842
International sales	28,947	22,540	17,118

	$93,378	$76,213	$61,960

Marketing

We market our products to existing customers and prospects worldwide using a variety of integrated marketing programs. Our marketing team creates and implements marketing campaigns in each of our major functional market areas—corporate marketing for company and brand awareness, product marketing, and partner marketing.

By leveraging relationships with our channel partners, we generate sales leads and brand awareness through customer focused initiatives. Additionally, we work closely with industry analysts and current customers to understand the trends and needs associated with the security marketplace. Our research and experience help drive key marketing initiatives including: direct marketing, Web marketing, print advertising, customer seminars, Web seminars, and trade shows.

An active international public relations program ensures that we receive appropriate press coverage for our various programs and announcements as well as obtain product reviews and speaking engagements. In addition to our marketing programs, we stimulate interest and demand for our solutions through our corporate Web site, channel partner Web sites and other industry-specific Web sites, providing white papers, newsletters, and technical notes. Several of our senior technical staff contribute articles to industry periodicals as well as abstracts for presentations they provide to industry specific summits and events, further extending our ability to educate the industry about e-business security.

Through our partnering programs, we enter strategic marketing and selling relationships with various vendors of communications, security, and network management products or managed services. With tightly integrated solutions, these partners promote our products along with theirs in helping customers build a security solution.

Competition

The market for network security is highly competitive, and we expect competition to intensify in the future. Our products compete on the basis of quality of security, ease of installation and management, scalability, performance and flexibility. Each of our individual products competes with a different group of competitors and products. Current competitors for our existing products include:

•	Check Point Software Technologies Ltd.;

•	Cisco Systems, Inc.;

•	CyberGuard Corp.;

•	Fortinet, Inc.;

•	Juniper Networks;

•	RSA Security, Inc.;

•	SurfControl, plc;

•	Symantec Corporation; and

•	Websense, Inc.

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

Manufacturing

Our manufacturing operations consist primarily of light manufacturing of our software and appliance products. For software products, we use subcontractors to duplicate software media and print user documentation and product packaging. For appliance products, we procure computer servers from major computer manufacturers. We then assemble the final software and hardware products at our facilities in St. Paul, Minnesota.

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

Research and Development

Our internal engineering staff performs internal development of new products and features. Of our 86 engineering employees at March 1, 2005, 12 held postgraduate degrees. For the years ended December 31, 2004, 2003, and 2002, our research and development expenses were $16.1 million, $15.2 million, and $14.9 million, respectively.

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

Employees

As of March 1, 2005, we had approximately 378 employees. Of these employees, 137 were involved in sales and marketing, 54 in customer support and services, 107 in research and development, 29 in production, 23 in information technology and 28 in administrative, human resources and finance. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers and their ages as of March 1, 2005 are as follows:

EXECUTIVE OFFICERS	AGE	POSITION WITH SECURE COMPUTING CORPORATION
John E. McNulty	58	Chief Executive Officer, President and Chairman of the Board
Timothy J. Steinkopf	43	Senior Vice President and Chief Financial Officer
Vincent M. Schiavo	47	Senior Vice President of Worldwide Sales
Michael J. Gallagher	41	Senior Vice President of Product Development
Mary K. Budge	49	Senior Vice President, Secretary and General Counsel

JOHN E. MCNULTY is our Chairman, President and Chief Executive Officer. Mr. McNulty first joined us as President and Chief Operating Officer in May 1999 and assumed the positions of Chairman of the Board and Chief Executive Officer in July 1999. From 1997 until joining us, he served as Senior Vice President of Sales, Services, and Business Development at Genesys Telecommunications Laboratories. Mr. McNulty was also previously with Intel Corporation, where he held a number of positions, including Director of Marketing and Business Development for the Enterprise Server Group, which he launched.

TIMOTHY J. STEINKOPF is our Senior Vice President and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer in March 2001. Mr. Steinkopf was appointed to Senior Vice President in January 2002. From 1999 until joining us, he was at Silicon Entertainment, Inc. where his last position was Chief Financial Officer and Vice President of Finance. He was the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc. from 1991 to 1999. Prior to that, he was at Ernst & Young LLP.

VINCENT M. SCHIAVO is our Senior Vice President of Worldwide Sales. Mr. Schiavo joined us in April 2001. From 1998 until joining us, he served as President of PolyServe, Inc. Prior to that he served as Vice President of Worldwide Sales at Sonic Solutions and in various other sales management roles at Radius, Apple Computer and Data General Corporation.

MICHAEL J. GALLAGHER is our Senior Vice President of Product Development. Mr. Gallagher rejoined us as Vice President and General Manager of our Network Security Division in 1999 and assumed the position of Senior Vice President of Product Development in August 2003. From 1997 until rejoining us, he was the Vice President of Software and Systems Engineering at Datakey. In 1996 and into 1997, he was employed by us and was responsible for management of several firewall and security initiatives. Prior to that he held various software engineering and technical management positions with increasing responsibility at Unisys Corporation.

MARY K. BUDGE is our Senior Vice President, Secretary and General Counsel. Ms. Budge joined us in November 1996 as corporate counsel and was appointed Senior Vice President in February 2005. Prior to joining us, she was an attorney for Schwegman, Lundberg, Woessner & Kluth where she specialized in trademark and copyright law. Ms. Budge is a member of the Minnesota Bar Association and the American Corporate Counsel Association.

None of the executive officers are related to each other or to any other director of Secure Computing.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

We have experienced operating losses in the past and may experience operating losses in the future.    In 2004 we had operating profit. However, we have incurred losses in the past. If we are unable to attain operating profits in each quarter and for the year, our stock price may decline, which could cause you to lose part or all of your investment.

In 2004 we were cash flow positive, however, we have experienced negative cash flow in the past and may experience negative cash flow in the future. If, at that time, sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements.    We believe that our current cash balances are sufficient to satisfy our working capital requirements for at least the next twelve months. We may need to obtain additional financing at that time or sooner if our plans change or if we expend cash sooner than anticipated. We currently do not have any commitments from third parties to provide additional capital. The risk to us is that if at any time we will need cash, financing from other sources may not be available on satisfactory terms or at all. Our failure to obtain financing at that time could result in our insolvency and the loss to investors of their entire investment in our common stock.

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

In the future, we may also face competition from our competitors and other parties that develop or acquire network security products based upon approaches similar to or different from those we employ. There are no guarantees that our approach will compete successfully against network security products of our competitors. While we believe that we do not compete against manufacturers of other classes of security products, such as encryption, due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

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

If an OEM customer reduces or delays purchases, our revenue may decline and/or our business could be adversely affected.    We currently have formed relationships with several OEMs including Cisco, Blue Coat, and Network Appliance. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace and the growth of our business, and your investment in our common stock may decline in value.

Technology in the network security market is changing rapidly, and if we fail to develop new products that are well accepted, our market share will erode.    To compete successfully, we must enhance our existing products and develop and introduce new products in a timely manner. Our net sales and operating results could be materially affected if we fail to introduce new products on a timely basis. The rate of new network security product introductions is substantial and security products have relatively short product life cycles. Our customer requirements and preferences change rapidly. Our net sales and operating results will be materially affected if the market adopts, as industry standards, solutions other than those we employ.

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

Our reliance on third party manufacturers of hardware components that are used in our Sidewinder appliance and SafeWord token product lines could cause a delay in our ability to fill orders.    We currently purchase the hardware components for our Sidewinder appliance product line from one major supplier. For fulfillment of our SafeWord token sales, we source through a supplier in China. Delays in receiving components would harm our ability to deliver our products on a timely basis and net sales and operating results could suffer.

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

Our stock price is highly volatile, which may cause our investors to lose money and may impair our ability to raise money, if necessary.    The price of our common stock, like that of many technology companies, has fluctuated widely. During 2004, our stock price ranged from a per share high of $19.95 to a low of $5.80. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital, if necessary. Factors that may affect stock price volatility include:

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

If we lose a significant customer, we will realize smaller profits.    We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 24% of our revenue in 2004. If we lose any of these customers or if our revenues from any of these customers are reduced, and we fail to replace the customer or fail to increase revenues from other customers, we will incur smaller profits.

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

Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders, and consequently, order backlog, if any, at the beginning of any period has in the past represented only a small portion of that period’s expected revenue. As a result, our product revenue in any period substantially depends on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

Our international operations subject us to risks related to doing business in foreign countries.    International sales are a substantial portion of our business. Although all of our sales are payable in U.S. dollars, several factors could make it difficult for customers from foreign countries to purchase our products and services or pay us for obligations already incurred. Such factors include:

•	Severe economic decline in one of our major foreign markets; and

•	Substantial decline in the exchange rate for foreign currencies with respect to the U.S. dollar.

A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. For fiscal year 2004, 31% of our total sales came from international sales compared to 30% in 2003. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

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

ITEM 2.    PROPERTIES

We are currently headquartered in approximately 11,000 square feet of office space in San Jose, California. We have two separate facilities with a combined square footage of approximately 73,000 square feet in St. Paul, Minnesota, that are occupied by production, research and development, and administration. We have research facilities located in Concord, California; Gaithersburg, Maryland; and Seattle, Washington that occupy approximately 17,000 square feet, 6,800 square feet and 39,000 square feet, respectively. In support of our United States field sales organization, we also lease 5,200 square feet of office space in Reston, Virginia. We occupy these premises under leases expiring at various times through the year 2010. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; Japan; China and Hong Kong. We believe that our facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the United States Superior Court of Contra Costa County. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The Court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1.1 million. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur costs for approximately $1.1-2 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the three months ended December 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ national market under ticker symbol: SCUR. As of March 1, 2005, there were approximately 1,100 registered holders. The number of registered holders represents the number of shareholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 15,600 beneficial owners. The low and high sale price of our common stock during the last eight quarters are as follows:

	2004		2003
Quarter	High	Low	High	Low
First	19.95	12.25	7.79	3.60

Second	17.89	8.48	9.25	3.50

Third	11.77	5.80	13.80	7.66

Fourth	10.65	7.50	18.25	11.40

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)(2)	6,207,779	$10.73	303,265
Equity compensation plans not approved by stockholders (3)	1,981,430	$7.68	1,317,595

Total	8,189,209	$9.99	1,620,860

(1)	In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years.

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

(3)	In July 2002, our Board of Directors and compensation committee approved our 2002 Stock Option Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 3,500,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Directors and executive officers are not included in this plan. Beginning in 2003, all new stock option grants under this plan vest 25% after the first year and then monthly over the following three years.

ITEM 6.    SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2001 and 2000, and the consolidated balance sheet data at December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	(Table in thousands, except per share amounts)
	2004(1)	2003(1)	2002(2)	2001	2000
STATEMENT OF OPERATIONS DATA:
Revenue	$93,378	$76,213	$61,960	$48,353	$34,649
Gross profit	81,043	68,592	57,253	42,573	25,793
Net income (loss) from continuing operations	12,835	9,290	(5,166)	(7,237)	(16,967)
Net loss from discontinued operations/disposal of AT division	—	(1,034)	(1,310)	(1,733)	(2,203)
Net income (loss)	12,835	8,256	(6,476)	(8,970)	(19,170)

Basic income (loss) per share:
Continuing operations	0.36	0.29	(0.18)	(0.26)	(0.67)
Discontinued operations	—	(0.03)	(0.04)	(0.06)	(0.09)

Basic income (loss) per share	$0.36	$0.26	$(0.22)	$(0.32)	$(0.76)

Diluted income (loss) per share:
Continuing operations	0.34	0.28	(0.18)	(0.26)	(0.67)
Discontinued operations	—	(0.03)	(0.04)	(0.06)	(0.09)

Diluted income (loss) per share	$0.34	$0.25	$(0.22)	$(0.32)	$(0.76)

BALANCE SHEET DATA:
Working capital	$51,391	$28,989	$8,817	$20,790	$22,010
Total assets	130,914	108,475	60,943	44,833	44,971
Stockholders’ equity	91,826	72,014	29,663	28,696	30,626

(1)	2004 and 2003 balance sheet data includes $25.5 million and $26.5 million, respectively, of goodwill related to the acquisition of N2H2, Inc. completed in late 2003 and $13.8 million and $14.0 million, respectively, of goodwill related to the acquisition of the GauntletTM firewall and VPN business completed in early 2002.

(2)	2002 balance sheet data includes $15.2 million of goodwill related to the acquisition of the Gauntlet firewall and VPN business completed in early 2002 and a litigation settlement accrual of $7.3 million.

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

Executive Overview

Our specialized solutions are designed to meet our customers’ needs to balance security and accessibility and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate well with each other for a more comprehensive, unified, and centrally managed solution. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder G2 Security Appliance, our SafeWord products and our Web filtering products.

In February 2004, we released our next-generation Sidewinder G2 Security Appliance product line. These appliances provide all-in-one, consolidated protection through standard and optional features, including the world’s strongest firewall, anti-virus, and anti-spam gateways, Web content URL filtering, secure DNS, VPN, and SSL gateways, and more. These appliances are well positioned to satisfy increased market demands for application security.

The release of our new Sidewinder G2 Security Appliance, including the complementary Sidewinder G2 Enterprise Manager for managing distributed appliances, also represents the completion of our promised two-phase integration of the Sidewinder and Gauntlet firewalls, following the 2002 acquisition of the Gauntlet firewall business from Network Associates.

We continue to find innovative distribution and partnership models to expand our presence in the strong authentication market with our SafeWord product line. In 2004, we made tremendous strides in extending the reach of our SafeWord product line into both mid-market organizations and large enterprises. We have also gained traction with our “SafeWord For” partner program introduced in 2003, and in particular with Citrix and Cisco.

In 2004, with the release of SmartFilter 4.0, we introduced a combined control list based on our prior URL control list and the URL control list acquired from N2H2 in 2003. The result is a comprehensive list, which solidifies our position as one of the world’s leading suppliers of Web filtering. Containing millions of sites, the new URL control list offers 62 categories and covers over 60 languages.

With the launch of SmartFilter 4.0 in June, the new control list was introduced, along with its new reporting feature, SmartReporter. SmartReporter adds powerful reporting capabilities to SmartFilter that make reporting on Web usage patterns easy for customers. SmartFilter continues to be the market-leading de-facto standard for Web filtering on edge or caching devices through OEM relationships.

In addition to increasing functionality, platforms and technology integrations of our products, we continued to expand our market presence through an extensive worldwide network of value-added resellers, distributors, and OEM partners. These partners generated 70% of our revenues in 2004.

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

International sales accounted for 31% of total revenue during 2004. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

In 2004, we focused our efforts on strengthening our core product offerings and developing a stronger worldwide channel. Our year over year improvement in net income from continuing operations was driven by strong revenue growth, strong gross margins and our ability to control operating expenses.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	13.2	10.0	7.6

Gross profit	86.8	90.0	92.4
Operating expenses:
Selling and marketing	49.5	50.8	56.5
Research and development	17.3	19.9	24.1
General and administrative	6.9	7.3	8.2
Separation costs	—	—	0.9

Total operating expenses	73.7	78.0	89.7

Operating income	13.1	12.0	2.7
Other non-recurring expense	—	—	(11.7)
Interest and other income	0.6	0.2	0.7

Income (loss) from continuing operations	13.7	12.2	(8.3)
Loss from operations of discontinued AT division	—	(1.0)	(2.2)
Loss on disposal of discontinued AT division	—	(0.4)	0.0

Net income (loss)	13.7%	10.8%	(10.5)%

Comparison of Years Ended December 31, 2004 and 2003.

The comparison of years ended December 31, 2004 and 2003 reflects the classification of the AT division as discontinued operations.

Revenue.    Our revenue increased 22.5% to $93.4 million in 2004, up from $76.2 million in 2003. The increase in revenue in 2004 was driven by growth across all product lines. Our Sidewinder G2 Firewall product line revenue increase was due to demand for our next-generation security appliance line. Our Web filtering product line revenue increase was due to continued traction through OEM relationships and the incremental Bess and Sentian revenue contributed as a result of the N2H2, Inc. acquisition late in 2003. The SafeWord product line revenue increase was driven by sustained demand for high assurance solutions. For 2005, revenues are expected to be in the range of $104 million to $106 million.

Gross Profit.    Gross profit as a percentage of revenue decreased from 90.0% in 2003 to 86.8% in 2004. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder G2 appliance sales, which have a lower gross profit margin than our software products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2004 as compared to 2003.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses increased 15.8% to $68.8 million for 2004, up from $59.4 million in 2003. This increase was driven primarily by an inflationary increase in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 73.7% for 2004 compared to 78.0% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2004 compared to 2003.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 19.4% to $46.3 million in 2004, up from $38.7 million in 2003. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 49.5% in 2004 compared to 50.8% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of selling and marketing expenses during 2004 compared to 2003.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 6.1% to $16.1 million in 2004, up from $15.2 million in 2003. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs as well as increased facility costs as a direct result of our N2H2 acquisition in late 2003. As a percentage of revenue, research and development expenses were 17.3% for the year compared to 19.9% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of research and development expenses during 2004 compared to 2003.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 16.6% to $6.5 million in 2004, up from $5.5 million in 2003. This increase was driven primarily by an increase in audit and legal fees, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 6.9% for the year compared to 7.3% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of general and administrative expenses during 2004 compared to 2003.

Interest and Other Income.    Net interest and other income was $607,000 in 2004, an increase from $141,000 in 2003. The increase reflects higher interest rates on higher cash balances in 2004 as compared to 2003 and a foreign currency translation adjustment related to the liquidation of a foreign entity.

Net Loss From Disposal of AT Division.    In 2003, we determined that we would no longer invest in our AT division and exited the business. Net loss from discontinued operations was $0 and $757,000 for the years ended December 31, 2004 and 2003, respectively. Loss on disposal of AT division was $0 and $277,000 for the years ended December 31, 2004 and 2003, respectively.

Income Taxes.    We recognized a deferred tax benefit of $345,000 in 2004 and $559,000 in 2003, which offset the tax expense incurred in each of those years. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on expected levels of future taxable income in the United States and certain foreign jurisdictions and the implementation of tax planning strategies. Future taxable income of $9.0 million is required to realize the $3.6 million deferred tax asset at December 31, 2004. We had total net operating loss carryforwards of approximately $197.9 million at December 31, 2004. Of these carryforwards, $45.1 million relates to stock option exercises and $58.4 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $85.4 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Comparison of Years Ended December 31, 2003 and 2002.

The comparison of years ended December 31, 2003 and 2002 reflects the classification of the AT division as discontinued operations.

Revenue.    Our revenue increased 23.0% to $76.2 million in 2003, up from $62.0 million in 2002. The increase in revenue in 2003 was driven by growth across all product lines. Our Sidewinder G2 Firewall product line revenue increase was due to demand for our next generation firewall released in early 2003. Our Web filtering product line revenue increase was due to continued traction through our OEM relationships and the incremental Bess and Sentian revenue contributed as a result of the N2H2, Inc. acquisition late in the year. Our SafeWord product lines revenue increase was driven by sustained demand for high assurance solutions.

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

Net Loss From Disposal of AT Division.    During the fourth quarter of 2003, we determined that we would no longer invest in our AT division and exited the business. Net loss from discontinued operations was $757,000 and loss on disposal of AT division was $277,000 for the year ended December 31, 2003. Loss from operations improved 42.2% in 2003 compared to 2002 as a result of the gradual contraction of that division.

Income Taxes.    We recognized a deferred tax benefit of $559,000, which offset the tax expense incurred in 2003 and none in 2002. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. Realization of the $3.3 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in United States and certain foreign jurisdictions, and the implementation of tax planning strategies. Future taxable income of $8.3 million is required to realize the $3.3 million deferred tax asset at December 31, 2003. We had total net operating loss carryforwards of approximately $196.1 million at December 31, 2003. Of these carryforwards, $39.0 million relates to stock option exercises and $58.4 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $90.4 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity was $52.3 million of cash, cash equivalents and short term investments, representing an $18.6 million increase from December 31, 2003. The increase is primarily due to cash provided by operating activities, cash received from the exercise of stock options, and the sale of common stock through our employee stock purchase plan, offset by capital additions. At December 31, 2004, we have net future payments under non-cancelable operating leases of $6.7 million and have no material commitments for capital expenditures. We expect to generate cash during 2005 as we expect revenue to continue to grow at a faster rate than operating expenses.

Since our inception, we have financed our operations primarily through sales of our equity securities, and more recently, from cash generated from operations.

Net cash provided by operating activities of $13.7 million for the twelve months ended December 31, 2004, was comprised of net income from continuing operations of $12.8 million, offset by net non-cash related expenses of $3.1 million, a $5.6 million increase in current assets, and a $3.4 million increase in liabilities. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash provided by investing activities of $4.8 million for the twelve months ended December 31, 2004, was comprised primarily of net proceeds from sales/maturities of investments of $7.2 million, offset by $1.6 million of cash used for net capital additions, which were made up of computer equipment, technology upgrades, and leasehold improvements, and $802,000 used for intangible and other asset additions.

Net cash provided by financing activities of $7.2 million for the twelve months ended December 31, 2004 consisted primarily of proceeds received from the exercise of stock options and the sale of common stock through our employee stock purchase plan.

As of December 31, 2004, we had working capital of $51.4 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses and to license technology or products related to our line of business. We expect to spend approximately $3.5 million on capital expenditures in 2005.

A summary of our total contractual cash obligations as of December 31, 2004 is as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Operating leases, net of subleases	$6,730	$3,256	$3,108	$349	$17

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, short term investments.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2004 or as of December 31, 2003.

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

Further, it is our policy that our distributors and resellers are not allowed to hold inventory with the exception of international resellers who are allowed to hold inventories of “Safeword for Citrix” (and other ‘Safeword for’ products). This is a low price-point product with disproportionately high overseas freight costs. As such, we allow the reseller to carry a balance of inventory and provide end-user sell-through reporting. Revenue is recognized at the point that we receive evidence of end-user sell-through.

Allowance for Doubtful Accounts.    We make estimates regarding the collectibility of our accounts receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness, changes in our customer payment cycles, and current economic trends. Historically, our allowance for doubtful accounts has been adequate based on actual results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We review our long-lived assets and identified finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, except for goodwill as noted above. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Deferred Tax Assets.    We account for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products and projected interest and other income over the next three years. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that benefits of deferred tax assets will not be realized. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced or we are unable to implement our tax strategies.

Inflation

To date, we have not been significantly affected by inflation.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS No. 151). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our third quarter of 2005.

SFAS No. 123R permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two methods and have not yet determined which method will be used. The adoption of this new accounting pronouncement will have a material impact on our consolidated financial statements.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the Bill). We are currently in the process of evaluating the Bill.

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

We believe our operations are currently not subject to significant market risks for foreign currency exchange rates, interest rates, or other relevant market price risks of a material nature.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”.) Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the end of period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alert them to material information relating to Secure Computing (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 53.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Registrant’s Proxy Statement to be filed on or about March 31, 2005. See also Part I, Item 1, “Executive Officers” of this Form 10-K.

We maintain a Code of Business Conduct and Ethics applicable to all our employees. We have also adopted a Code of Ethics for Finance that is applicable to our chief executive officer, chief financial officer, controller, and finance personnel performing functions related to financial reporting. A copy of our Code of Business Conduct and Ethics and our Code of Ethics for Finance, as well as our corporate governance guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.securecomputing.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. We intend to disclose any waivers from, or amendments to, the Code of Business Conduct and Ethics and Code of Ethics for Finance by posting a description of such waiver or amendment on our Internet website. However, we have never granted a waiver from either the Code of Business Conduct and Ethics and Code of Ethics for Finance.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in the Registrant’s Proxy Statement which the Registrant anticipates filing on or about March 31, 2005, under the headings “Election of Directors,” “Report of the Compensation Committee,” “Executive Officer Compensation Program,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Performance Evaluation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading “Certain Transactions” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Registered Public Accounting Firm” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm – Section 404

2.	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)	Reports on Form 8-K:

On December 16, 2004, we filed a report on Form 8-K pursuant to Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” filing the press release issued December 13, 2004 announcing the resignation of Tim McGurran as President, Chief Operating Officer and member of the Board of Directors of Secure Computing Corporation. John McNulty, Chief Executive Officer and Chairman, has assumed Mr. McGurran’s responsibilities.

(c)	Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804).

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

Exhibit	Description

4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 (Registration Number 333-103595) and to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583).

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-K for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-K for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-K for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher.

10.5	Employment Agreement with Mary Budge.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (See page 54.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$37,899	$12,101
Investments	14,407	21,580
Accounts receivable (net of reserves of 2004 - $450; 2003 - $868)	20,263	17,148
Inventories	2,793	1,227
Deferred income taxes	3,604	3,259
Other current assets	5,228	3,973
Current assets from discontinued operations	260	545

Total current assets	84,454	59,833

Property and equipment
Computer equipment and software	18,100	16,652
Furniture and fixtures	2,445	2,388
Leasehold improvements	2,415	2,375

	22,960	21,415
Accumulated depreciation	(18,919)	(16,411)

	4,041	5,004

Goodwill	39,329	40,416
Intangible assets (net of accumulated amortization of 2004 - $1,262; 2003 - $603)	2,482	2,568
Other assets	608	654

Total assets	$130,914	$108,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,578	$2,861
Accrued payroll	4,090	3,539
Acquisition reserve	879	1,757
Other accrued expenses	1,601	1,024
Deferred revenue	23,915	21,663

Total current liabilities	33,063	30,844

Acquisition reserve, net of current portion	493	1,839
Deferred revenue, net of current portion	5,532	3,778

Total liabilities	39,088	36,461

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000 shares; issued and outstanding shares - December 31, 2004 and 2003 – none	—	—
Common stock, par value $.01 per share:
Authorized – 50,000,000 shares; issued and outstanding shares – December 31, 2004 – 35,797,695 and December 31, 2003 – 34,953,772	358	350
Additional paid-in capital	197,244	190,090
Accumulated deficit	(105,072)	(117,907)
Accumulated other comprehensive loss	(704)	(519)

Total stockholders’ equity	91,826	72,014

Total liabilities and stockholders’ equity	$130,914	$108,475

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenue	$93,378	$76,213	$61,960
Cost of revenue	12,335	7,621	4,707

Gross profit	81,043	68,592	57,253

Operating expenses
Selling and marketing	46,253	38,729	34,989
Research and development	16,106	15,179	14,912
General and administrative	6,456	5,535	5,113
Separation costs	—	—	568

	68,815	59,443	55,582

Operating income	12,228	9,149	1,671
Other non-recurring expense	—	—	(7,258)
Interest and other income	607	141	421

Net income (loss) from continuing operations	12,835	9,290	(5,166)
Loss from operations of discontinued AT division	—	(757)	(1,310)
Loss on disposal of AT division	—	(277)	—

Net income (loss)	$12,835	$8,256	$(6,476)

Basic income (loss) per share:
Continuing operations	$0.36	$0.29	$(0.18)
Discontinued operations	—	(0.03)	(0.04)

Basic income (loss) per share	$0.36	$0.26	$(0.22)

Weighted average shares outstanding - basic	35,576	31,986	29,307

Diluted income (loss) per share:
Continuing operations	$0.34	$0.28	$(0.18)
Discontinued operations	—	(0.03)	(0.04)

Diluted income (loss) per share	$0.34	$0.25	$(0.22)

Weighted average shares outstanding - diluted	37,256	33,654	29,307

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
BALANCE, December 31, 2001	—	$—	28,830,992	$288	$148,585	$(119,687)	$(490)	$28,696
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(6,476)	—	(6,476)
Foreign currency translation adjustment	—	—	—	—	—	—	(113)	(113)

Total comprehensive loss								(6,589)
Exercise of employee stock options	—	—	191,506	2	1,149	—	—	1,151
Employee stock purchase plan activity	—	—	361,607	3	1,405	—	—	1,408
Purchase of Gauntlet, net of stock registration fees	—	—	300,354	4	4,993	—	—	4,997

BALANCE, December 31, 2002	—	—	29,684,459	297	156,132	(126,163)	(603)	29,663
Comprehensive income:
Net income for the year	—	—	—	—	—	8,256	—	8,256
Foreign currency translation adjustment	—	—	—	—	—	—	90	90
Unrealized loss on investments	—	—	—	—	—	—	(6)	(6)

Total comprehensive income								8,340
Exercise of employee stock options	—	—	1,073,964	11	4,238	—	—	4,249
Employee stock purchase plan activity	—	—	297,106	3	1,349	—	—	1,352
Litigation settlements	—	—	2,029,729	20	8,375	—	—	8,395
Purchase of N2H2, net of cash issued for fractional shares	—	—	1,868,514	19	19,996	—	—	20,015

BALANCE, December 31, 2003	—	—	34,953,772	350	190,090	(117,907)	(519)	72,014
Comprehensive income:
Net income for the year	—	—	—	—	—	12,835	—	12,835
Foreign currency translation adjustment	—	—	—	—	—		(183)	(183)
Unrealized loss on investments	—	—	—	—	—	—	(2)	(2)

Total comprehensive income								12,650
Exercise of employee stock options	—	—	678,451	6	5,787	—	—	5,793
Employee stock purchase plan activity	—	—	165,472	2	1,367	—	—	1,369

BALANCE, December 31, 2004	—	$—	35,797,695	$358	$197,244	$(105,072)	$(704)	$91,826

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$12,835	$8,256	$(6,476)
Loss from discontinued operations	—	1,034	1,310

Net income (loss) from continuing operations	12,835	9,290	(5,166)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	2,515	2,711	2,758
Amortization	887	353	239
Loss on disposals of property and equipment	1	14	121
Loss on disposals of intangible assets	47	95	—
Deferred income taxes	(345)	(559)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,795)	(4,589)	90
Inventories	(1,566)	(342)	(128)
Other current assets	(1,255)	(2,079)	(513)
Accounts payable	(133)	956	(176)
Payroll related accruals	551	78	(256)
Accrued liabilities and reserves	(1,033)	(1,553)	218
Litigation settlement accrual	—	—	7,258
Deferred revenue	4,006	1,116	(3,482)

Net cash provided by operating activities	13,715	5,491	963

Investing activities
Proceeds from sales/maturities of investments	17,528	2,506	8,831
Purchases of investments	(10,355)	(20,705)	(7,088)
Purchase of property and equipment, net	(1,553)	(1,970)	(2,095)
(Increase) decrease in intangibles and other assets	(802)	(235)	236
Cash acquired in N2H2 purchase	—	4,260	—

Net cash provided by investing activities	4,818	(16,144)	(116)

Financing activities
Proceeds from issuance of common stock	7,162	5,601	2,559

Effect of foreign currency translation	(182)	90	(113)
Net cash provided by (used in) discontinued operations	285	(987)	(1,199)

Net (decrease) increase in cash and cash equivalents	25,798	(5,949)	2,094
Cash and cash equivalents, beginning of year	12,101	18,050	15,956

Cash and cash equivalents, end of year	$37,899	$12,101	$18,050

Supplemental Cash Flow Disclosure:
Common stock issued for purchase of N2H2, Inc.	—	$20,019	—
Common stock issued for litigation settlements	—	$8,395	—
Common stock issued for purchase of Gauntlet	—	—	$5,000

See accompanying notes.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

We develop network security solutions that create trusted connections between organizations and their customers, partners, and employees—thereby enabling them to exchange critical information safely, helping them confidently build their businesses. Our technologies enable our customers to secure the sharing of information resources at every connection point, while implementing a balance between security and accessibility according to their policy objectives. We work closely with our customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools, and federal, state and local governments. We have close relationships with the largest agencies of the United States government, both federal and local. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, and Latin America.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income (loss).

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

Further, it is our policy that our distributors and resellers are not allowed to hold inventory with the exception of international resellers who are allowed to hold inventories of “Safeword for Citrix” (and other “Safeword for” products). This is a low price-point product with disproportionately high overseas freight costs. As such, we allow the reseller to carry a balance of inventory and provide end-user sell-through reporting. Revenue is recognized at the point that we receive evidence of end-user sell-through.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investments

We account for investments with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Currently, all of our investments are classified as available-for-sale. Available-for-sale investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost basis of investments that are sold or matured is determined using the specific identification method. Interest and dividends on investments classified as available-for-sale are included in interest income. The gross realized gains and losses for the sale or maturity of available-for-sale investments were not material in all periods presented.

Accounts Receivable

Accounts receivable are initially recorded at fair value upon the sale of products or services to our customers. We make estimates regarding the collectibility of our accounts receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness, changes in our customer payment cycles, and current economic trends. The provision for doubtful accounts is included in the selling and marketing expense on the consolidated statement of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes

We account for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized.

Goodwill and Other Intangible Assets

Intangible assets consist of patents, trademarks, capitalized software costs, purchased customer lists, a purchased control list, capitalized developed technology and goodwill, all of which are recorded at cost or fair value. Patents, trademarks, customer and control lists, and capitalized developed technology are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. See accounting policy of capitalized software costs below under Research and Development.

Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed the required impairment tests of goodwill and indefinite lived intangible assets as of November 30, 2004 and 2003 and determined the fair value to be in excess of the carrying value of these assets. Therefore, goodwill was not impaired and no impairment charge was reported.

Long-Lived Assets

We review our long-lived assets and identified finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, except for goodwill as noted above. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no such impairments during the period presented.

Other Accrued Expenses

At December 31, 2004, other accrued expenses consisted of costs related to professional fees, foreign taxes and accrued marketing CO-OP funds. At December 31, 2003, other accrued expenses consisted of costs related to professional fees and foreign taxes.

Financial Instruments

Carrying amounts of financial instruments held by us, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We perform ongoing credit evaluations of our customers, generally require customers to prepay for maintenance and maintain reserves for potential losses. Our customer base is primarily composed of businesses throughout the United States, Europe and Asia.

Foreign Currency Translation and Transactions

Foreign assets and liabilities were translated using the exchange rates in effect at the balance sheet date. Results of operations were translated using average exchange rates throughout the year. Translation gains or losses have been reported in other comprehensive income as a component of stockholders’ equity. Cumulative foreign currency translation loss balances were $696,000 and $513,000 at December 31, 2004 and 2003, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations and shipping and handling.

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

Comprehensive Income (Loss)

The components of our comprehensive income (loss) are net income (loss), foreign currency translation adjustments, and unrealized loss on investments. Comprehensive income (loss) for all periods presented is included in our consolidated statements of stockholders’ equity.

Stock Options

At December 31, 2004, we have eight stock option-based compensation plans, which are described more fully in Note 9. We account for those plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$12,835	$8,256	$(6,476)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,728)	(11,326)	(11,841)

Pro forma net income (loss)	$1,107	$(3,070)	$(18,317)

Net income (loss) per share:
Basic – as reported	$0.36	$0.26	$(0.22)
Basic – pro forma	$0.03	$(0.10)	$(0.63)
Diluted – as reported	$0.34	$0.25	$(0.22)
Diluted – pro forma	$0.03	$(0.10)	$(0.63)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Assumptions used:
Volatility	97%	107%	104%
Risk-free interest rate	3.6%	3.0%	3.8%
Expected life	5 years	5 years	5 years
Dividend-yield	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single value of our options and may not be representative of the future effects on reported net income (loss) or the future stock price of our company. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the combination of dilutive common share equivalents, which consist solely of stock options, and the weighted average number of common shares outstanding.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our third quarter of 2005.

SFAS No. 123R permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two methods and have not yet determined which method will be used. The adoption of this new accounting pronouncement will have a material impact on our consolidated financial statements.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the Bill). We are currently in the process of evaluating the Bill.

2.	Discontinued Operations

During the fourth quarter of 2003, we discontinued our Advanced Technology (AT) division. In October 2003, our management determined that we would no longer invest in this business and announced our decision to exit the division. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this segment is reflected as discontinued operations in our consolidated financial statements. All prior period statements have been reclassified accordingly, including the reallocation of selling and marketing charges to the AT division. Continued cash flows from discontinued operations pertains to the collection of balances due on contracts that have been completed and are expected to be collected within the next 12 months.

A summary statement of operations for the discontinued AT division is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues	$—	$2,052	$3,877
Gross profit	—	340	1,004
Loss from operations	—	(757)	(1,310)
Loss on disposal of discontinued operations	—	(277)	—

Loss from discontinued operations	$—	$(1,034)	$(1,310)

3.	Acquisition of N2H2, Inc.

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

The aggregate purchase price was $20.5 million consisting primarily of 1,868,514 shares of common stock valued at $17.2 million, 422,000 options with a value of $2.9 million, and direct costs of the acquisition of $505,000. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and after the date that the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets		$6,300
Property and equipment		115
Goodwill		26,452
Intangible assets subject to amortization:
Customer list (36 month useful life)	1,141
Control list (24 month useful life)	271
Capitalized developed technology (18 month useful life)	42

		1,454
Other long-term assets		140

Total assets acquired		34,461

Current liabilities		508
Acquisition reserve		4,418
Revenue deferred from on-going contractual obligations at fair value		9,516

Total liabilities assumed		14,442

Net assets acquired		$20,019

We allocated the purchase price on a preliminary basis using the information then available. The allocation of the purchase prices to the assets and liabilities acquired was finalized in 2004. The primary adjustments to the preliminary allocation were to adjust the acquisition reserve for severance related items and to adjust the allowance for doubtful accounts for collected N2H2 trade receivables. The final purchase price allocation resulted in a $920,000 decrease to goodwill. We accrued approximately $4.4 million in acquisition related expenses, which included legal and accounting fees, excess capacity fees, directors and officers insurance policy premium, severance costs and other related costs, of which $1.3 million remains as an accrual as of December 31, 2004.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma results include the estimated amortization of acquired definite lived intangibles.

The unaudited combined results of continuing operations are as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002
Revenue	$85,930	$73,229
Net income (loss)	$7,574	$(11,080)
Net income (loss) per share – basic	$0.24	$(0.36)
Net income (loss) per share – diluted	$0.23	$(0.36)

4.	Acquisition of the Gauntlet™ Firewall and VPN Business

In February 2002, we completed our acquisition of the assets of the Gauntlet firewall and VPN business from Network Associates, Inc. As a result of the acquisition, we expect to be the worldwide leader in application-layer firewalls. The purchase price, excluding stock registration fees, was 300,354 shares of common stock valued at $5.0 million. The value of the common shares was determined based on the average market price of our common shares over the period including the five days before the terms of the acquisition were agreed to and announced. The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the net assets and results of operations have been included in our consolidated financial statements from the date of acquisition. Allocation of the acquisition purchase price was based on the fair value of the assets acquired and liabilities assumed as follows: $1.0 million allocated to assets acquired, consisting of net accounts receivable and computer equipment; $11.9 million allocated to liabilities assumed, consisting of support services obligations, acquisition costs, and related accruals; and $15.9 million allocated to goodwill. We allocated the purchase price on a preliminary basis using the information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in 2003. The primary adjustment to the preliminary allocation was to adjust the acquisition reserve for severance related items. The final purchase price allocation resulted in a $1.2 million decrease to goodwill. At December 31, 2004, a balance of $40,000 for liabilities assumed remained compared to $342,000 as of December 31, 2003.

The unaudited combined results of continuing operations for the year ended December 31, 2002 are $63.2 million in revenue, net loss of $6.5 million and net loss per share—basic and diluted of $0.19 per share. This unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of our future results. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company.

5.	Investments

Investments, including cash equivalents, restricted cash and short-term investments were as follows (in thousands):

	As of December 31,
	2004	2003
Money market funds	$16,296	$6,993
Commercial paper	14,176	8,486
Federal agencies	1,995	2,000
Government securities	—	1,990
Taxable auction rate securities	5,825	5,000
Certificates of deposit	281	763
Corporate bonds	—	3,341

Total investments	38,573	28,573
Amounts classified as cash equivalents	(24,166)	(6,993)

Total short-term investments and restricted cash	$14,407	$21,580

All short-term investments mature within one year. Unrealized losses on available-for-sale investments at December 31, 2004 and 2003 were $8,000 and $6,000, respectively and are reported as a component of other comprehensive income (loss) in the statement of stockholders’ equity. We have restricted cash pledged in the form of certificates of deposit and money market funds against our letters of credit of $275,000 and $321,000, respectively, at December 31, 2004. In 2003, we had restricted cash pledged in the form of certificates of deposit against our letters of credit of $760,000.

6.	Letters of Credit

As of December 31, 2004, we have four letter of credit agreements totaling $596,000. One letter of credit for $275,000 and $310,000, as of December 31, 2004 and 2003, respectively, is with a bank to secure rental space for our San Jose, CA office and automatically renews for a one year period each year through March 31,

2008. Another letter of credit agreement for $250,000 and $450,000, as of December 31, 2004 and 2003, respectively is with a bank to secure rental space for our Seattle, WA office and automatically renews for a one year period each year through August 31, 2005. Two remaining letters of credit totaling $71,000 as of December 31, 2004 are to secure business with an international customer, which expire April 2008.

7.	Goodwill and Other Intangible Assets

The changes in goodwill during 2004 and 2003 were as follows (in thousands):

Balance as of January 1, 2003	$15,195
Finalization of purchase price allocation of Gauntlet	(1,231)
Acquisition of N2H2	26,452

Balance as of December 31, 2003	40,416
Reversal of Gauntlet reserves	(167)
Finalization of purchase price allocation of N2H2	(920)

Balance as of December 31, 2004	$39,329

Identified intangible assets subject to amortization are as follows (in thousands):

	As of December 31, 2004			As of December 31, 2003
	Carrying Value	Accumulated Amortization	Net	Carrying Value	Accumulated Amortization	Net
Customer list	$1,141	$(460)	$681	$1,141	$(79)	$1,062
Control lists	771	(220)	551	271	(28)	243
Capitalized developed technology	42	(34)	8	42	(6)	36
Patents and trademarks	1,237	(280)	957	1,135	(220)	915
Capitalized software	553	(268)	285	582	(270)	312

Total	$3,744	$(1,262)	$2,482	$3,171	$(603)	$2,568

Total amortization expense was $887,000, $353,000 and $239,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Of the total amortization expense, $219,000, $161,000, and $108,000 pertained to capitalized software costs for the years ended December 31, 2004, 2003, and 2002. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $871,000, $623,000, $208,000, $57,000 and $52,000, respectively.

8.	Stock Plans

1995 Omnibus Stock Option Plan

In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years.

2002 Stock Option Plan

In July 2002, our Board of Directors approved our 2002 Stock Option Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 3,500,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Directors and Executive officers are not eligible for this plan. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years.

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

A summary of changes in outstanding options and common shares reserved under our stock option plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2001	957,987	6,703,542	$9.86
Shares authorized	1,000,000	—	—
Granted	(1,715,944)	1,715,944	10.68
Exercised	—	(191,506)	6.02
Canceled	508,965	(508,965)	13.04

Balance at December 31, 2002	751,008	7,719,015	$9.93
Granted	(1,045,150)	1,045,150	6.97
Assumed upon acquisition of N2H2	182,260	419,646	9.45
Exercised	—	(1,075,585)	5.31
Canceled	538,013	(538,013)	10.79

Balance at December 31, 2003	426,129	7,570,213	$10.09
Shares authorized	2,500,000	—	—
Granted	(1,762,850)	1,762,850	9.28
Exercised	—	(679,403)	6.45
Expired	(6,872)	—	—
Canceled	464,451	(464,451)	14.09

Balance at December 31, 2004	1,620,860	8,189,209	$9.99

The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 3.02	319,745	6.6	$2.86	108,558	$2.61
$ 3.03 - $ 6.04	1,348,030	5.9	4.14	1,008,510	4.12
$ 6.05 - $ 9.07	1,565,203	7.4	7.84	649,782	6.91
$ 9.08 - $ 12.09	2,731,196	6.7	10.03	1,873,914	10.22
$ 12.10 - $ 15.12	724,938	6.9	13.46	563,701	13.48
$ 15.13 - $ 18.14	1,271,747	6.6	16.09	536,274	16.89
$ 18.15 - $ 21.17	107,500	6.2	18.57	106,500	18.55
$ 21.18 - $ 24.21	98,383	4.7	22.13	97,383	22.13
$ 24.22 - $ 27.22	8,000	4.5	25.82	8,000	25.82
$ 27.23 - $258.63	14,467	5.1	74.52	14,467	74.52

$ 0.59 - $258.63	8,189,209	6.7	$9.99	4,967,089	$10.10

Options outstanding under our stock plans expire at various dates from 2005 to 2014. The number of options exercisable as of December 31, 2004, 2003 and 2002, was 4,967,089, 4,099,834, and 3,482,203 at weighted average exercise prices of $10.10, $9.88 and $8.38, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 2004, 2003 and 2002 are $9.99, $10.09 and $9.93 and 6.7, 6.8 and 7.4 years, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan, which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. Common stock reserved for future employee purchases under the plan totals 1,032,584 shares at December 31, 2004. Common stock issued under the plan totaled approximately 165,000 in 2004, 297,000 in 2003 and 362,000 in 2002.

9.	Defined Contribution Plans

We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all United States employees. The 401(k) plan provides a discretionary year-end employer matching contribution on employee deferral contributions made during the plan year up to 6% of the participants’ contributions. We also have a voluntary defined contribution profit sharing plan that covers substantially all employees. Contributions to the latter are limited to the employer’s discretionary annual contribution. No employer contributions were made to either plan during 2004, 2003 or 2002.

10.	Income Taxes

There was no income tax expense for the years ended December 31, 2004, 2003 or 2002. The components for the provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	62	49	—
International	283	510	—

Deferred:
Federal	(345)	(559)	—
State	—	—	—
International	—	—	—

Total	$—	$—	$—

The effective tax rate differs from the statutory tax rate primarily as a result of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Income taxes at statutory rate	$4,264	$2,807	$(2,173)
State taxes, net of federal benefit	249	211	(468)
Foreign taxes	203	423	(107)
Change in valuation allowance	(1,543)	(701)	3,518
Use of net operating loss carryforwards	(3,120)	(3,084)	(651)
Other	(53)	344	(119)

Income tax expense	$—	$—	$—

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Deferred tax assets:
Accrued liabilities	$1,086	$(26)	$3,839
Liabilities	239	252	209
Tax over book amortization	(612)	(37)	(247)
Book over tax depreciation	93	171	171
Income tax credits	478	478	478
Net operating loss carryforward	79,172	78,425	53,958

Total deferred tax assets before valuation allowance	80,456	79,263	58,408
Less valuation allowance	(76,852)	(76,004)	(55,708)

Net deferred tax assets	$3,604	$3,259	$2,700

SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that benefits of deferred tax assets will not be realized. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based expected levels of future taxable income in the United States and certain foreign jurisdictions, and the implementation of tax planning strategies. However, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced or we are unable to implement our tax strategies.

At December 31, 2004, we had net operating loss (NOL) carryforwards of $197.9 million that are available to offset taxable income through 2024 and will start to expire in 2005. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $45.1 million related to disqualifying dispositions of stock option exercises, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Also included in the NOL is approximately $58.4 million related to acquired N2H2 NOL carryforwards, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as a decrease to goodwill.

No provision has been made for United States federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $1.7 million at December 31, 2004.

Federal income taxes were not paid in 2004, 2003 or 2002. Foreign taxes paid in 2004, 2003 and 2002 were approximately $340,000, $447,000, and $408,000, respectively.

11.	Leases

We lease office space for all of our locations. Renewal options exist for our Concord, CA, and Seattle, WA offices. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows (in thousands):

	Future Lease Obligations	Sublease	Net Future Lease Obligations
2005	$3,562	$(306)	$3,256
2006	1,783	(116)	1,667
2007	1,441	—	1,441
2008	308	—	308
2009	41	—	41
Thereafter	17	—	17

	$7,152	$(422)	$6,730

Rent expense including executory costs, net of sublease income was $3.9 million, $3.8 million, and $3.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income is shown on the consolidated results of operation as a reduction of general and administrative expenses.

12.	Contingencies

In December 2002, we were named as the defendant in an rental property lawsuit brought by Salvio Pacheco Square LLP in the United States Superior Court of Contra Costa County. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The Court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1.1 million. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur costs for approximately $1.1 to 2 million.

We are engaged in other certain legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operation.

13.	Litigation Settlements

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

On February 11, 2002, Herbert Silverberg filed a shareholder derivative action captioned Silverberg v. McGurran, et al., Case No. CV 805193 in California Superior Court in Santa Clara County against certain of our current and former officers and directors. We were named as nominal defendant. Plaintiff alleged that defendants breached their fiduciary duties by making false and misleading statements about our business condition and prospects during the period of November 10, 1998 through March 31, 1999. On April 29, 2002, the Court dismissed the complaint with leave to amend. The parties subsequently negotiated a settlement of $300,000 by which plaintiff dismissed the action with prejudice. On March 11, 2003 the Court granted final approval of the settlement, which was contributed by us in common stock. Total shares distributed were 77,922.

14.	Net Income (Loss) Per Share

The following table represents the calculation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders	$12,835	$8,256	$(6,476)

Shares used in computing basic net income (loss) per share applicable to common stockholders	35,576	31,986	29,307
Outstanding dilutive stock options	1,680	1,668	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	37,256	33,654	29,307
Basic net income (loss) applicable to common stockholders…	$0.36	$0.26	$(0.22)
Diluted net income (loss) applicable to common stockholders	$0.34	$0.25	$(0.22)

Potential common shares of 2,533,000, 4,379,000 and 3,594,000 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2004, 2003 and 2002, respectively, as inclusion of these shares would have been anti-dilutive.

15.	Segment Information

As described in Note 2, we discontinued our AT division and have reclassified the results of operations of AT division as discontinued operations. Therefore, we operate only one business segment called enterprise security solutions.

International sales accounted for 31%, 30% and 28% of total revenue for the years 2004, 2003 and 2002, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. The following table summarizes our domestic and international sales (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
Domestic sales	$64,431	$53,673	$44,842
International sales	28,947	22,540	17,118

	$93,378	$76,213	$61,960

16.	Summarized Quarterly Financial Information (unaudited)

	Quarter Ended (in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2004
Revenue	$21,216	$22,118	$24,530	$25,514
Gross profit	18,703	19,468	20,792	22,080
Net income from continuing operations	2,205	2,518	3,565	4,547
Net income for discontinued operations	—	—	—	—

Net income	$2,205	$2,518	$3,565	$4,547

Basic income per share:
Continuing operations	0.06	0.07	0.10	0.13
Discontinued operations	—	—	—	—

Basic income per share	$0.06	$0.07	$0.10	$0.13

Diluted income per share:
Continuing operations	0.06	0.07	0.10	0.12
Discontinued operations	—	—	—	—

Diluted income per share	$0.06	$0.07	$0.10	$0.12

2003
Revenue	$16,179	$17,630	$19,474	$22,930
Gross profit	14,844	15,727	17,608	20,413
Net income from continuing operations	962	1,225	2,776	4,327
Net loss from discontinued operations/disposal of AT division	(391)	(216)	(150)	(277)

Net income	$571	$1,009	$2,626	$4,050

Basic income (loss) per share:
Continuing operations	0.03	0.04	0.08	0.13
Discontinued operations	(0.01)	(0.01)	—	(0.01)

Basic income per share	$0.02	$0.03	$0.08	$0.12

Diluted income (loss) per share:
Continuing operations	0.03	0.04	0.08	0.12
Discontinued operations	(0.01)	(0.01)	—	(0.01)

Diluted income per share	$0.02	$0.03	$0.08	$0.11

17.	Subsequent Event

In February 2005, we made a strategic investment in a privately-held technology company. As a result of this $2.7 million investment, we have a 15 percent ownership stake in this company.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decision to make the investment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the Public Company Accounting Oversight Board (United States), the effectiveness of Secure Computing Corporation’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited management’s assessment, included in the section in Item 9(a) entitled Management’s Report on Internal Control Over Financial Reporting that Secure Computing Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Secure Computing’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Secure Computing Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Secure Computing Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of Secure Computing Corporation, and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, MN

March 7, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

Date: March 11, 2005	By	/s/ JOHN E. MCNULTY
John E. McNulty
Chairman, President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2005.

Signature	Title

/s/ JOHN E. MCNULTY John E. McNulty	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY J. STEINKOPF Timothy J. Steinkopf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director

/s/ JAMES F. JORDAN James F. Jordan	Director

/s/ STEPHEN M. PURICELLI Stephen M. Puricelli	Director

/s/ ERIC P. RUNDQUIST Eric P. Rundquist	Director

/s/ ALEXANDER ZAKUPOWSKY, JR. Alexander Zakupowsky, Jr.	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts (1)	$868,000	$214,000	$(632,000)	$450,000

Year ended December 31, 2003:
Sales return allowance	$74,000	$—	$(74,000)	$—
Allowance for doubtful accounts(2)	440,000	659,000	(231,000)	868,000

Total	$514,000	$659,000	$(305,000)	$868,000

Year ended December 31, 2002:
Sales return allowance	$582,000	$—	$(508,000)	$74,000
Allowance for doubtful accounts	822,000	246,000	(628,000)	440,000

Total	$1,404,000	$246,000	$(1,137,000)	$514,000

(1)	The amount listed in deductions for allowance for doubtful accounts includes $320,000 for acquired N2H2 receivables that were collected in 2004, but had been reserved for in 2003. Amount was adjusted as part of the finalization of the purchase price of N2H2 noted in footnote 7 above and therefore, did not impact earnings.

(2)	The amount listed in additions charged to costs and expenses for allowance for doubtful accounts includes $402,000 for acquired N2H2 receivables, which did not have an expense impact in 2003.