Form 10-Q
period 2005-03-31
SECURE COMPUTING CORP
filed 2005-05-04
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 35,932,195 issued and outstanding as of April 29, 2005.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION Item 1. Condensed Consolidated Financial Statements SECURE COMPUTING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	March 31, 2005 (Unaudited)	December 31, 2004 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$44,447	$37,899
Investments	11,017	14,407
Accounts receivable, net	19,246	20,263
Inventory, net	2,757	2,793
Other current assets	8,203	8,832
Current assets from discontinued operations	247	260

Total current assets	85,917	84,454

Property and equipment, net	3,368	4,041
Goodwill	39,329	39,329
Other assets	5,511	3,090

Total assets	$134,125	$130,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,085	$2,578
Accrued payroll	3,657	4,090
Other accrued expenses	1,593	1,601
Acquisition reserve	701	879
Deferred revenue	23,055	23,915

Total current liabilities	31,091	33,063

Acquisition reserve, net of current portion	460	493
Deferred revenue, net of current portion	6,202	5,532

Total liabilities	37,753	39,088

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – none at March 31, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – March 31, 2005 – 35,895,645 and December 31, 2004 –35,797,695	359	358
Additional paid-in capital	197,704	197,244
Accumulated deficit	(101,010)	(105,072)
Accumulated other comprehensive loss	(681)	(704)

Total stockholders’ equity	96,372	91,826

Total liabilities and stockholders’ equity	$134,125	$130,914

NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue	$25,579	$21,216
Cost of revenue	3,676	2,513

Gross profit	21,903	18,703

Operating expenses:
Selling and marketing	11,529	10,989
Research and development	4,325	4,103
General and administrative	1,928	1,533

	17,782	16,625

Operating income	4,121	2,078

Other income	68	127

Income before taxes	4,189	2,205

Income tax expense	127	—

Net income	$4,062	$2,205

Basic earnings per share	$0.11	$0.06

Weighted average shares outstanding - basic	35,827	35,352

Diluted earnings per share	$0.11	$0.06

Weighted average shares outstanding - diluted	36,670	38,085

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS (Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$4,062	$2,205

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	578	603
Amortization	237	200
Loss on disposals of property and equipment	326	65
Deferred income taxes	—	(64)
Changes in operating assets and liabilities:
Accounts receivable	1,017	2,714
Inventories	36	(645)
Other current assets	629	(794)
Accounts payable	(493)	806
Payroll related accruals	(433)	(376)
Accrued liabilities and reserves	(219)	(984)
Deferred revenue	(190)	(1,003)

Net cash provided by operating activities	5,550	2,727

Investing activities
Net proceeds from sales/maturities of investments	3,394	5,529
Purchase of property and equipment, net	(231)	(722)
Increase in intangibles and other assets	(2,658)	(74)

Net cash provided by investing activities	505	4,733

Financing activities
Proceeds from issuance of common stock	461	5,031

Effect of exchange rate changes	19	5
Net cash provided by discontinued operations	13	260

Net increase in cash and cash equivalents	6,548	12,756
Cash and cash equivalents, beginning of period	37,899	12,101

Cash and cash equivalents, end of period	$44,447	$24,857

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2004 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2004. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$4,062	$2,205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,520)	(4,251)

Pro forma net income (loss)	$1,542	$(2,046)

Net income (loss) per share:
Basic and Diluted – as reported	$0.11	$0.06
Basic – pro forma	$0.04	$(0.06)
Diluted – pro forma	$0.04	$(0.05)

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

3. Significant Accounting Policies (continued)

Comprehensive Income

During the first quarter of 2005, total comprehensive income amounted to $4,085 compared to $2,179 for the first quarter of 2004. The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized loss on investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The standard is effective for fiscal years beginning after June 15, 2005. Therefore, we will adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two methods and have not yet determined which method will be used. The adoption of this new accounting pronouncement will have a material impact on our consolidated financial statements.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the Bill). We have evaluated the Bill and have concluded that it will not have a material impact on our consolidated financial statements.

4. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the combination of dilutive common share equivalents, which consist solely of stock options, and the weighted average number of common shares outstanding. Potential common shares of 5,623 and 783 related to our outstanding stock options were excluded from the computation of diluted earnings per share as of March 31, 2005 and 2004, respectively, as inclusion of these shares would have been anti-dilutive.

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

4. Net Income Per Share (continued)

The following table represents the calculation of basic and diluted net income per share applicable to common stockholders:

	Three months ended March 31,
	2005	2004
Net income applicable to common stockholders	$4,062	$2,205

Shares used in computing basic net income per share applicable to common stockholders	35,827	35,352
Effect of outstanding dilutive stock options	843	2,733

Shares used in computing diluted net income per share applicable to common stockholders	36,670	38,085
Basic net income per share applicable to common stockholders	$0.11	$0.06
Diluted net income per share applicable to common stockholders	$0.11	$0.06

5. Contingencies

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the California Superior Court of Contra Costa County. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1.1 million. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur total costs for approximately $1.1 to $2 million.

We are engaged in other legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operation.

6. Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company. As a result of this $2,700 investment, we have a 15% ownership stake in this company.

Two of our board members, one of whom is a board member of this company, are individual investors of this company. Due to their involvement with the company, these two board members recused themselves from our decision to make the investment.

SECURE COMPUTING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

7. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 31% and 35% of total revenue for the three months ended March 31, 2005 and 2004, respectively. The following table summarizes our domestic and international sales:

	Three months ended March 31,
	2005	2004
Revenues:
Domestic sales	$17,649	$13,790
International sales	7,950	7,426

	$25,579	$21,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our controls and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements below and in the other documents that we file with the Securities Exchange Commission, such as our Annual Report of Form 10-K for the year ended December 31, 2004. These forward looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

EXECUTIVE OVERVIEW

Our specialized solutions are designed to meet our customers’ needs to balance security and accessibility and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate well with each other for a more comprehensive, unified, and centrally managed solution. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder G2® Security Appliance, our SafeWord® products and our Web filtering products.

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

International sales accounted for 31% of total revenue during first quarter 2005. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

The quarter ended March 31, 2005 was a solid quarter for us. Our significant year over year improvement in net income from continuing operations was driven by strong revenue growth, strong gross margins and our ability to control our operating expenses.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004.

Revenue. Our revenue increased 21% to $25.6 million for the first quarter of 2005 up from $21.2 million in the same period of 2004. The revenue growth was primarily driven by a growth in the security appliance and authentication product lines driven by sustained demand for these solutions.

Gross Profit. Gross profit as a percentage of revenue was 86% in the first quarter of 2005 compared to 88% in the same period of 2004. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder G2 appliance sales, which have a lower gross profit margin than our software products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2005 compared to 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 7% to $17.8 million for the first quarter of 2005 up from $16.6 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expenses were 70% for the quarter compared to 78% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 5% to $11.5 million in the first quarter of 2005 up from $11.0 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 45% for the quarter compared to 52% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 5% to $4.3 million in first quarter of 2005 up from $4.1 million in the same period of 2004. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs. As a percentage of revenue, research and development expenses were 17% for the quarter compared to 19% in the same period of 2004.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 26% to $1.9 million in the first quarter of 2005 up from $1.5 million in the same period of 2004. This increase was driven primarily by an increase in audit and legal fees, loss on disposal of fixed assets, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7% for the first quarters of 2005 and 2004.

Interest and Other Income. Net interest and other income was $68,000 in the first quarter of 2005, a decrease from $127,000 in the same period of 2004. The decrease is the result of higher interest rates on higher average cash balances offset by a state sales tax liability change.

Income Taxes. We incurred tax expenses of $127,000, consisting of $70,000 for alternative minimum tax expense and $57,000 for various foreign income taxes, the first quarter of 2005 compared to no tax expense recognized in the first quarter of 2004. Tax expenses of $64,000 incurred for various foreign income taxes in the first quarter of 2004 were offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the United States and certain foreign jurisdictions, and the implementation of tax planning strategies. Future taxable income of $9.0 million is required to realize the $3.6 million deferred tax asset at March 31, 2005. We had total net operating loss carryforwards of approximately $196.9 million at December 31, 2004. Of these carryforwards, $45.1 million relates to stock option exercises and $58.4 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $84.4 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $3.2 million from $52.3 million at December 31, 2004 to $55.5 million at March 31, 2005. The increase is primarily due to $5.6 million provided by operating activities, offset by $2.7 million cash outlay for an investment in a privately held technology company.

Net cash provided by operating activities of $5.6 million for the quarter ended March 31, 2005, was comprised of net income from continuing operations of $4.1 million, $1.1 million in net non-cash related expenses, a $1.7 million decrease in current assets, offset by a $1.3 million decrease in liabilities. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for capital additions of $231,000 during the quarter ended March 31, 2005, was for computer equipment and technology upgrades. We expect to use another $3.0 million during the remainder of 2005 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $461,000 for the quarter ended March 31, 2005, consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of March 31, 2005, we had working capital of $54.8 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, and to license technology or products related to our line of business.

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

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

•	We believe it is more likely than not that our net deferred tax assets, which total $3.6 million at March 31, 2005, will be realized. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

•	We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	the need for additional funds to react to changes in the marketplace;

•	and currently unplanned acquisitions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material developments since filing the Annual Report on Form 10-K as of December 31, 2004 on March 11, 2005.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804).

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 (Registration Number 333-103595) and to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583).

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10K for the period ended December 31, 2004.

Exhibit	Description
10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Form 8-K was not filed during the quarter ended March 31, 2005.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: May 4, 2005	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)