Form 10-Q
period 2005-06-30
SECURE COMPUTING CORP
filed 2005-08-03
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 36,474,155 issued and outstanding as of August 1, 2005.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION Item 1. Condensed Consolidated Financial Statements SECURE COMPUTING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	June 30, 2005 (Unaudited)	December 31, 2004 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$47,152	$37,899
Investments	16,236	14,407
Accounts receivable, net	20,717	20,263
Inventory, net	2,937	2,793
Other current assets	8,854	8,832
Current assets from discontinued operations	160	260

Total current assets	96,056	84,454

Property and equipment, net	3,495	4,041
Goodwill	39,329	39,329
Other assets	5,393	3,090

Total assets	$144,273	$130,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,090	$2,578
Accrued payroll	4,120	4,090
Other accrued expenses	1,878	1,601
Acquisition reserve	531	879
Deferred revenue	24,215	23,915

Total current liabilities	32,834	33,063

Acquisition reserve, net of current portion	428	493
Deferred revenue, net of current portion	7,080	5,532

Total liabilities	40,342	39,088

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – none at June 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – June 30, 2005 – 36,349,345 and December 31, 2004 –35,797,695	364	358
Additional paid-in capital	200,318	197,244
Accumulated deficit	(96,064)	(105,072)
Accumulated other comprehensive loss	(687)	(704)

Total stockholders’ equity	103,931	91,826

Total liabilities and stockholders’ equity	$144,273	$130,914

NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$26,113	$22,118	$51,692	$43,334
Cost of revenue	3,257	2,650	6,933	5,163

Gross profit	22,856	19,468	44,759	38,171

Operating expenses:
Selling and marketing	12,202	11,248	23,731	22,237
Research and development	4,036	4,104	8,361	8,207
General and administrative	1,872	1,677	3,800	3,210

	18,110	17,029	35,892	33,654

Operating income	4,746	2,439	8,867	4,517

Other income	332	79	400	206

Income before taxes	5,078	2,518	9,267	4,723

Income tax expense	132	—	259	—

Net income	$4,946	$2,518	$9,008	$4,723

Basic earnings per share	$0.14	$0.07	$0.25	$0.13

Weighted average shares outstanding - basic	36,057	35,587	35,943	35,469

Diluted earnings per share	$0.13	$0.07	$0.24	$0.13

Weighted average shares outstanding - diluted	37,207	37,274	36,940	37,762

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$9,008	$4,723

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,067	1,238
Amortization	465	405
Loss on disposals of property and equipment	385	95
Loss on disposals of intangible assets	5	18
Deferred income taxes	—	(151)
Changes in operating assets and liabilities:
Accounts receivable	(454)	1,319
Inventories	(144)	(611)
Other current assets	(22)	(637)
Accounts payable	(488)	(47)
Payroll related accruals	30	(768)
Accrued liabilities and reserves	(136)	(1,131)
Deferred revenue	1,848	(147)

Net cash provided by operating activities	11,564	4,306

Investing activities
Proceeds from sales/maturities of investments	5,777	12,292
Purchases of investments	(7,600)	(7,475)
Purchase of property and equipment, net	(906)	(1,192)
Increase in intangibles and other assets	(2,773)	(117)

Net cash provided by/(used for) investing activities	(5,502)	3,508

Financing activities
Proceeds from issuance of common stock	3,080	6,252

Effect of exchange rate changes	11	(5)

Net cash provided by discontinued operations	100	364

Net increase in cash and cash equivalents	9,253	14,425
Cash and cash equivalents, beginning of period	37,899	12,101

Cash and cash equivalents, end of period	$47,152	$26,526

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2004 Condensed Balance Sheet is derived from our audited Consolidated Balance Sheet as of December 31, 2004. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$4,946	$2,518	$9,008	$4,723
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,557)	(2,900)	(5,093)	(5,128)

Pro forma net income (loss)	$2,389	$(382)	$3,915	$(405)

Net income (loss) per share:
Basic – as reported	$0.14	$0.07	$0.25	$0.13

Basic – pro forma	$0.07	$(0.01)	$0.11	$(0.01)

Diluted – as reported	$0.13	$0.07	$0.24	$0.13

Diluted – pro forma	$0.06	$(0.01)	$0.11	$(0.01)

3. Significant Accounting Policies (continued)

Comprehensive Income

During the three months ended June 30, 2005, total comprehensive income amounted to $4,940 compared to $2,530 for the same period of 2004. During the six months ended June 30, 2005, total comprehensive income amounted to $9,025 compared to $4,709 for the six months ended June 30, 2004. The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized gain/(loss) on investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) is effective as of the beginning of our first annual reporting period beginning after January 1, 2006.

SFAS No. 123(R) permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two methods and have not yet determined which method will be used. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

In October 2004, the President signed into law the American Jobs Creation Act of 2004 (the Bill). We have evaluated the Bill and have concluded that it will not have a material impact on our consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB 107 on our implementation and adoption of SFAS No. 123(R).

4. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the combination of dilutive common share equivalents, which consist solely of stock options, and the weighted average number of common shares outstanding. Potential common shares of 3,108 and 2,598 in the three months ended June 30, 2005 and 2004, respectively and 4,163 and 2,014 in the six months ended June 30, 2005 and 2004, respectively related to our outstanding stock options were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

4. Net Income Per Share (continued)

The following table represents the calculation of basic and diluted net income per share applicable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common stockholders	$4,946	$2,518	$9,008	$4,723

Shares used in computing basic net income per share applicable to common stockholders	36,057	35,587	35,943	35,469
Effect of outstanding dilutive stock options	1,150	1,687	997	2,293

Shares used in computing diluted net income per share applicable to common stockholders	37,207	37,274	36,940	37,762
Basic net income per share applicable to common stockholders	$0.14	$0.07	$0.25	$0.13

Diluted net income per share applicable to common stockholders	$0.13	$0.07	$0.24	$0.13

5. Contingencies

In December 2002, we were named as the defendant in an rental property lawsuit brought by Salvio Pacheco Square LLP in the Superior Court of California—County of Contra Costa. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The Court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1,100. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur costs for approximately $1,100 to $2,000.

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

6. Income Taxes

During the three months ended June 30, 2005, we incurred tax expenses of $132, consisting of $51 for alternative minimum tax expense and $81 for various foreign income taxes compared to no tax expense recognized for the same period of 2004. During the six months ended June 30, 2005, we incurred tax expenses of $259, consisting of $121 for alternative minimum tax expense and $130 for various foreign income taxes compared to no tax expense recognized for the same period of 2004. Tax expenses of $87 and $151 incurred for various foreign income taxes in the first three and six months of 2004, respectively were offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset.

7. Related Party Transaction

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

8. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 32% and 31% of total revenue for the three months ended June 30, 2005 and 2004, respectively and 32% and 33% for the six months ended June 30, 2005 and 2004, respectively. The following table summarizes our domestic and international revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Domestic	$17,757	$15,261	$35,386	$29,051
International	8,356	6,857	16,306	14,283

	$26,113	$22,118	$51,692	$43,334

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

EXECUTIVE OVERVIEW

Our specialized solutions are designed to meet our customers’ needs to balance security and accessibility and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate well with each other for a more comprehensive and unified solution. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. The three product lines that represent the majority of our revenue are the Sidewinder G2® Security Appliance, our SafeWord® products and our Web filtering products.

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, telecommunications, manufacturing, public utilities and schools. We also have close relationships with some of the largest federal, state and local government agencies in the United States.

International sales accounted for 32% of total revenue for both the three and six months ended June 30, 2005. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

Our significant year over year improvement in net income continues to be driven by strong revenue growth, strong gross margins and our ability to control our operating expenses.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2005 and 2004.

Revenue. Our revenue increased 18% to $26.1 million for the second quarter of 2005 up from $22.1 million in the same period of 2004. The revenue growth was primarily driven by a growth in the security appliance and web filtering product lines driven by sustained demand for these solutions.

Gross Profit. Gross profit as a percentage of revenue was 88% in the second quarters of 2004 and 2005. Despite growth in our lower margin security appliance product line, we were able to maintain margins comparable to prior years due to the strength in our higher margin web filtering product line.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 6% to $18.1 million for the second quarter of 2005 up from $17.0 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expenses were 69% for the quarter compared to 77% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 9% to $12.2 million in the second quarter of 2005 up from $11.2 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 47% for the quarter compared to 51% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses decreased 2% to $4.0 million in second quarter of 2005 down from $4.1 million in the same period of 2004. This decrease represents inflationary increases in payroll and related costs and inflationary increases in allocated corporate costs, offset by a decrease in common criteria costs. As a percentage of revenue, research and development expenses were 15% for the quarter compared to 19% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 12% to $1.9 million in the second quarter of 2005 up from $1.7 million in the same period of 2004. This increase was driven primarily by an increase in audit and legal fees, loss on disposal of fixed assets, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7% for the quarter compared to 8% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Interest and Other Income. Net interest and other income was $332,000 in the second quarter of 2005, an increase from $79,000 in the same period of 2004. The increase is a result of higher interest rates on higher average cash balances.

Income Taxes. We incurred tax expenses of $132,000, consisting of $51,000 for alternative minimum tax expense and $81,000 for various foreign income taxes, in the second quarter of 2005 compared to no tax expense recognized in the second quarter of 2004. Tax expense of $87,000 incurred for various foreign income taxes in the second quarter of 2004 was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset.

Comparison of Six Months Ended June 30, 2005 and 2004.

Revenue. Our revenue increased 19% to $51.7 million for the first six months of 2005 up from $43.3 million in the same period of 2004. The revenue growth was primarily driven by a growth in the security appliance and authentication product lines driven by sustained demand for these solutions.

Gross Profit. Gross profit as a percentage of revenue for the first six months of 2005 was 87% compared to 88% in the same period of 2004. The decrease in gross margins was primarily driven by increased sales volume of products containing a hardware component, primarily Sidewinder G2 Security Appliance sales, which have a lower gross profit margin than our software only products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2005 compared to 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses in the first six months of 2005 were $35.9 million, which is a 7% increase over $33.7 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expense was 69% for the first six months of 2005 compared to 78% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses in the first of six months of 2005 were $23.7 million, which is a 7% increase over $22.2 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 46% for the first six months of 2005 compared to 51% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses in the first six months of 2005 were $8.4 million, which is a 2% increase over $8.2 million in the same period of 2004. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs, offset by a decrease in common criteria costs. As a percentage of revenue, research and development expenses were 16% for the first six months of 2005 compared to 19% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

General and Administrative. General and administrative expenses consists primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses in the first six months of 2005 were $3.8 million, which is an 18% increase over $3.2 million in the same period of 2004. This increase was driven primarily by an increase in audit and legal fees, loss on disposal of fixed assets, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7% for the first six months of both 2005 and 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Interest and Other Income. Net interest and other income was $400,000 in the first six months of 2005, an increase from $206,000 in the same period of 2004. The increase reflects higher interest income earned from our higher average cash and short-term investment balances, offset by a state sales tax liability charge in the current year.

Income Taxes. We incurred tax expenses of $259,000, consisting of $121,000 for alternative minimum tax expense and $138,000 for various foreign income taxes, in the first six months of 2005 compared to no tax expense recognized in the first six months of 2004. Tax expense of $151,000 incurred for various foreign income taxes in the first six months of 2004 was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. Future taxable income of $9.0 million is required to realize the $3.6 million deferred tax asset at June 30, 2005. We had total net operating loss carryforwards of approximately $190.7 million at June 30, 2005. Of these carryforwards, $45.1 million relates to stock option exercises and $58.4 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $87.2 million of net operating loss carryforwards have yet to be utilized that when tax effected results in $34.9 million that would be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $11.1 million from $52.3 million at December 31, 2004 to $63.4 million at June 30, 2005. The increase is primarily due to $11.6 million provided by operating activities and $3.1 million from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by $2.7 million cash outlay for an investment in a privately held technology company.

Net cash provided by operating activities of $11.6 million for the six months ended June 30, 2005 was comprised of $9.0 million in net income, $1.9 million in net non-cash related expenses, and a $1.8 million increase in deferred revenue, offset by a $620,000 increase in current assets and a $624,000 decrease in liabilities. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $5.5 million during the six months ended June 30, 2005 consisted of a $2.7 million cash outlay for an investment in a privately held technology company, $1.8 million in purchases of short term investments, $906,000 for capital additions, which were primarily for computer equipment and technology upgrades. We expect to use another $2.5 million during the remainder of 2005 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash used for intangibles and other assets of $2.8 million during the six months ended June 30, 2005 was primarily for the $2.7 million strategic investment we made in a privately-held technology company.

Net cash provided by financing activities of $3.1 million for the six months ended June 30, 2005 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of June 30, 2005, we had working capital of $63.2 million. We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, and to license technology or products related to our line of business.

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

We believe it is more likely than not that our net deferred tax assets, which total $3.6 million at June 30, 2005, will be realized. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material developments since filing the Annual Report on Form 10-K as of December 31, 2004 on March 11, 2005.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on at our Annual Meeting of Stockholders held on May 9, 2005:

a) The following directors were elected:

	Number of Common Shares Voted
Directors	For	Withheld
Eric Rundquist	28,137,743	2,543,182
Alexander Zakupowsky	27,708,982	2,971,943

These directors were elected to a three year term commencing upon their election. Directors: John McNulty, Robert Frankenberg, James Jordan, and Steven Purcelli continue in office until expiration of their respective roles.

b) The following amendment to the 2002 Stock Plan was not approved:

	Number of Common Shares Voted
2002 Stock Plan	For	Against	Abstain
Amendment to the 2002 Stock Plan to increase the the number of shares available for issuance by 1,500,000	8,531,880	13,330,835	102,698

c) The following proposal was approved:

	Number of Common Shares Voted
Independent Auditors	For	Against	Abstain
Ratification of Ernst & Young LLP as independent accountants for the year ended December 31, 2005	29,716,200	904,968	60,027

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804).

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838)

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 (Registration Number 333-103595) and to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583).

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Lease agreement between Secure Computing Corporation and CSM Investors II, Inc., dated June 2, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A Form 8-K was not filed during the quarter ended June 30, 2005.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: August 3, 2005	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)