Form 10-Q
period 2005-09-30
SECURE COMPUTING CORP
filed 2005-11-09
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 36,737,143 issued and outstanding as of November 4, 2005.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005 (Unaudited)	December 31, 2004 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$43,934	$37,899
Investments	28,710	14,407
Accounts receivable, net	23,881	20,263
Inventory, net	2,553	2,793
Other current assets	9,253	8,832
Current assets from discontinued operations	10	260

Total current assets	108,341	84,454

Property and equipment, net	3,732	4,041
Goodwill	39,329	39,329
Other assets	5,354	3,090

Total assets	$156,756	$130,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,738	$2,578
Accrued payroll	4,507	4,090
Other accrued expenses	2,359	1,601
Acquisition reserve	429	879
Deferred revenue	26,117	23,915

Total current liabilities	35,150	33,063

Acquisition reserve, net of current portion	396	493
Deferred revenue, net of current portion	8,335	5,532

Total liabilities	43,881	39,088

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – none at September 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – September 30, 2005 – 36,718,924 and December 31, 2004 – 35,797,695	367	358
Additional paid-in capital	203,468	197,244
Accumulated deficit	(90,272)	(105,072)
Accumulated other comprehensive loss	(688)	(704)

Total stockholders’ equity	112,875	91,826

Total liabilities and stockholders’ equity	$156,756	$130,914

NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Products	$19,365	$18,284	$56,965	$48,564
Services	7,884	6,246	21,976	19,300

Total revenues	27,249	24,530	78,941	67,864

Cost of revenues	3,726	3,738	10,659	8,901

Gross profit	23,523	20,792	68,282	58,963

Operating expenses:
Selling and marketing	12,241	11,599	35,972	33,836
Research and development	4,368	4,059	12,729	12,266
General and administrative	1,510	1,654	5,310	4,864

	18,119	17,312	54,011	50,966

Operating income	5,404	3,480	14,271	7,997

Other income	552	85	952	291

Income before taxes	5,956	3,565	15,223	8,288

Income tax expense	(164)	—	(423)	—

Net income	$5,792	$3,565	$14,800	$8,288

Basic earnings per share	$0.16	$0.10	$0.41	$0.23

Weighted average shares outstanding - basic	36,573	35,641	36,157	35,527

Diluted earnings per share	$0.15	$0.10	$0.40	$0.22

Weighted average shares outstanding - diluted	38,182	36,445	37,345	37,341

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$14,800	$8,288

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,565	1,876
Amortization	685	648
Loss on disposals of property and equipment	481	120
Loss on disposals of intangible assets	5	32
Deferred income taxes	—	(278)
Changes in operating assets and liabilities:
Accounts receivable	(3,618)	(1,714)
Inventories	240	(378)
Other current assets	(421)	(343)
Accounts payable	(840)	(87)
Payroll related accruals	417	20
Accrued liabilities and reserves	211	(986)
Deferred revenue	5,005	1,841

Net cash provided by operating activities	18,530	9,039

Investing activities
Proceeds from sales/maturities of investments	9,156	16,527
Purchases of investments	(23,455)	(7,475)
Purchase of property and equipment, net	(1,737)	(1,409)
Increase in intangibles and other assets	(2,954)	(725)

Net cash (used for)/provided by investing activities	(18,990)	6,918

Financing activities
Proceeds from issuance of common stock	6,233	6,620

Effect of exchange rate changes	12	(4)
Net cash provided by discontinued operations	250	285

Net increase in cash and cash equivalents	6,035	22,858
Cash and cash equivalents, beginning of period	37,899	12,101

Cash and cash equivalents, end of period	$43,934	$34,959

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

We develop network security solutions that create trusted connections between organizations and their customers, partners, vendors, and employees – thereby enabling them to exchange critical information safely, helping them confidently build their businesses. Our technologies enable our customers to secure the sharing of information resources at every connection point, while implementing a balance between security and accessibility according to their policy objectives. We work closely with our customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

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

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. In accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, we reclassified $5.0 million of taxable auction rate securities from cash equivalents to short-term investments as of December 31, 2003.

3. Summary of Significant Accounting Policies

Revenue Recognition

We derive our revenue primarily from two sources: (i) sales of products, including hardware, subscriptions, software licenses, and royalties and (ii) sales of services, including maintenance arrangements to provide upgrades and customer support and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Subscription-based contracts are generally for 12, 24 or 36 months in duration. Subscription revenue along with maintenance revenue for providing product upgrades and customer support are deferred and recognized ratably over the service period beginning with the month the subscription or service begins.

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

3. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Further, it is our policy that our distributors and resellers are not allowed to hold inventory with the exception of international resellers who are allowed to hold inventories of authentication products. This is a low price-point product with disproportionately high overseas freight costs. As such, we allow the reseller to carry a balance of inventory and provide end-user sell-through reporting. Revenue is recognized at the point that we have shipped product, have received evidence of end-user sell-through, and all other criteria of SOP 97-2 have been met.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. During the three months ended September 30, 2005, customer support costs totaled $1.7 million compared to $1.6 million for the same period of 2004. During the nine months ended September 30, 2005, customer support costs totaled $5.1 million compared to $4.8 million for the nine months ended September 30, 2004.

Comprehensive Income

During the three months ended September 30, 2005, total comprehensive income amounted to $5.8 million compared to $3.6 million for the same period of 2004. During the nine months ended September 30, 2005, total comprehensive income amounted to $14.8 million compared to $8.3 million for the nine months ended September 30, 2004. The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized gain/(loss) on investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,792	$3,565	$14,800	$8,288
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,230)	(3,593)	(6,758)	(8,661)

Pro forma net income (loss)	$3,562	$(28)	$8,022	$(373)

Net income (loss) per share:
Basic – as reported	$0.16	$0.10	$0.41	$0.23

Basic – pro forma	$0.10	$(0.00)	$0.22	$(0.01)

Diluted – as reported	$0.15	$0.10	$0.40	$0.22

Diluted – pro forma	$0.09	$(0.00)	$0.22	$(0.01)

3. Summary of Significant Accounting Policies (continued)

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) is effective as of the beginning of our first annual reporting period beginning January 1, 2006.

SFAS No. 123(R) permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two methods and have not yet determined which method will be used. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS No. 123(R).

4. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the combination of dilutive common share equivalents, which consist solely of stock options, and the weighted average number of common shares outstanding. Potential common shares of 2.3 million and 6.0 million in the three months ended September 30, 2005 and 2004, respectively and 3.2 million and 2.5 million in the nine months ended September 30, 2005 and 2004, respectively related to our outstanding stock options were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

4. Net Income Per Share (continued)

The following table represents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common stockholders	$5,792	$3,565	$14,800	$8,288

Shares used in computing basic net income per share applicable to common stockholders	36,573	35,641	36,157	35,527
Effect of outstanding dilutive stock options	1,609	804	1,188	1,814

Shares used in computing diluted net income per share applicable to common stockholders	38,182	36,445	37,345	37,341
Basic net income per share applicable to common stockholders	$0.16	$0.10	$0.41	$0.23

Diluted net income per share applicable to common stockholders	$0.15	$0.10	$0.40	$0.22

5. Contingencies

In December 2002, we were named as the defendant in an rental property lawsuit brought by Salvio Pacheco Square LLP in the in the Superior Court of California—County of Contra Costa. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The Court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1.1 million. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur costs for approximately $1.1 to $2.0 million.

From time to time we may be engaged in other certain legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operation.

6. Income Taxes

During the three months ended September 30, 2005, we incurred tax expenses of $164,000, consisting of $91,000 for United States Federal alternative minimum income tax expense, $14,000 for state income tax expense, and $59,000 for various foreign income and withholding taxes compared to no tax expense recognized for the same period of 2004. During the nine months ended September 30, 2005, we incurred tax expenses of $423,000, consisting of $212,000 for United States Federal alternative minimum tax expense, $14,000 for state income tax expense, and $197,000 for various foreign income and withholding taxes compared to no tax expense recognized for the same period of 2004. Tax expenses of $127,000 and $278,000 incurred for various foreign income taxes in the three and nine months ended September 30, 2004, respectively were offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset.

7. Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company. As a result of this $2.7 million investment, we have a 15% ownership stake in this company. This investment is classified as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is recorded in other assets on our condensed consolidated balance sheets.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decision to make the investment.

8. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 30% and 27% of total revenue for the three months ended September 30, 2005 and 2004, respectively and 31% for both the nine months ended September 30, 2005 and 2004. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Domestic	$19,074	$17,907	$54,460	$46,958
International	8,175	6,623	24,481	20,906

	$27,249	$24,530	$78,941	$67,864

9. Announcement of the Acquisition of CyberGuard

On August 18, 2005, we announced that we had signed a definitive merger agreement to acquire all of the outstanding stock of CyberGuard Corporation (“CyberGuard”). Under the definitive agreement, we will issue 0.5 shares of our common stock and $2.73 in cash for each outstanding share of CyberGuard common stock. The cash portion of the merger consideration is expected to be paid from the proceeds of the sale of shares of Series A preferred stock and warrants. Based on the closing price of our stock on August 17, 2005, the market value of the transaction is expected to be approximately $295 million on a fully diluted basis. At October 31, 2005, the acquisition is pending the SEC’s declaration of the registration statement as effective and shareholder approval.

CyberGuard provides network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Global 2000 companies, major financial institutions, and government agencies worldwide). CyberGuard’s products include firewall, VPN (Virtual Private Network), secure content management and security management technologies. CyberGuard is headquartered in Deerfield Beach, Florida.

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

International sales accounted for 30% and 31% of total revenue for the three months and nine months, respectively, ended September 30, 2005. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

Each of our individual products competes with a different group of competitors and products. In this highly competitive market, characterized by rapid technological change, our customers’ purchase decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, and the scalability and flexibility of our solutions.

Specific challenges and risks that our product lines face include, but are not limited to: responding to competitor pricing policies and competitive features; rapid technological change in the network security market; and risk of bugs and other errors in our solutions.

Our significant year over year improvement in net income continues to be driven by strong revenue growth, strong gross margins and our ability to control our operating expenses.

In August 2005, we announced that we had signed a definitive merger agreement to acquire all of the outstanding stock of CyberGuard. CyberGuard is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Global 2000 companies, major financial institutions, and government agencies worldwide). CyberGuard’s products include firewall, VPN (Virtual Private Network), secure content management and security management technologies. As a result of the acquisition, we are expected to be the leader in the Unified Threat Management market, expand our market share of the Web filtering market and reduce costs through economies of scale. At October 31, 2005, the acquisition is pending the SEC’s declaration of the registration statement as effective and shareholder approval.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2005 and 2004.

Revenues. Our total revenues increased 11% to $27.2 million for the third quarter of 2005 up from $24.5 million in the same period of 2004. Our products revenues increased 6% to $19.4 million for the third quarter of 2005 up from $18.3 million in the same period of 2004. Our services revenues increased 27% to $7.9 million for the third quarter of 2005 up from $6.2 million in the same period of 2004. The revenue growth was primarily driven by a growth in the authentication and web filtering product lines driven by sustained demand for these solutions.

Gross Profit. Gross profit as a percentage of revenue was 86% in the third quarter of 2005 compared to 85% in the third quarter of 2004. This increase was driven by growth in customer support revenue, software revenue, and OEM royalty revenue, which have higher profit margins than our products containing a hardware component.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 5% to $18.1 million for the third quarter of 2005 up from $17.3 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expenses were 66% for the quarter compared to 71% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses increased 5% to $12.2 million in the third quarter of 2005 up from $11.6 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 45% for the quarter compared to 47% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 7% to $4.4 million in the third quarter of 2005 up from $4.1 million in the same period of 2004. This increase represents inflationary increases in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 16% for the quarter compared to 17% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses decreased 12% to $1.5 million in the third quarter of 2005 down from $1.7 million in the same period of 2004. This decrease was driven primarily by decreases in legal and audit fees and directors and officers insurance premiums, offset somewhat by inflationary increases in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 6% for the quarter compared to 7% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Interest and Other Income. Net interest and other income was $552,000 in the third quarter of 2005, an increase from $85,000 in the same period of 2004. The increase is a result of higher interest rates on higher average cash and short-term investment balances.

Income Taxes. We incurred tax expenses of $164,000, consisting of $91,000 for United States Federal alternative minimum income tax expense, $14,000 for state income tax expense, and $59,000 for various foreign income and withholding taxes, in the third quarter of 2005 compared to no tax expense recognized in the third quarter of 2004. Tax expense of $127,000 incurred for various foreign income taxes in the third quarter of 2004 was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset.

Comparison of Nine Months Ended September 30, 2005 and 2004.

Revenues. Our total revenues increased 16% to $78.9 million for the first nine months of 2005 up from $67.9 million in the same period of 2004. Our products revenues increased 17% to $57.0 million for the first nine months of 2005 up from $48.6 million in the same period of 2004. Our services revenues increased 14% to $22.0 million for the first nine months of 2005 up from $19.3 million in the same period of 2004. The revenue growth was primarily driven by a growth in the security appliance and authentication product lines driven by sustained demand for these solutions.

Gross Profit. Gross profit as a percentage of revenue for the first nine months of 2005 was 86% compared to 87% for the first nine months of 2004. Despite growth in our lower margin security appliance product line, we were able to maintain margins comparable to prior years due to improved pricing on this product line as well as reduced hardware component costs. We also maintained strength in our higher margin web filtering product line.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses in the first nine months of 2005 were $54.0 million, which is a 6% increase over $51.0 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expense was 68% for the first nine months of 2005 compared to 75% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses in the first of nine months of 2005 were $36.0 million, which is a 7% increase over $33.8 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 46% for the first nine months of 2005 compared to 50% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of information technology, facilities and human resources expenses. Research and development expenses in the first nine months of 2005 were $12.7 million, which is a 3% increase over $12.3 million in the same period of 2004. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs, offset by a decrease in common criteria costs. As a percentage of revenue, research and development expenses were 16% for the first nine months of 2005 compared to 18% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related expenses for our executive, finance, and legal personnel along with allocated information technology, facilities and human resources expenses. General and administrative expenses in the first nine months of 2005 were $5.3 million, which is an 8% increase over $4.9 million in the same period of 2004. This increase was driven primarily by an increase in legal and audit fees, loss on disposal of fixed assets, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7% for the first nine months of both 2005 and 2004.

Interest and Other Income. Net interest and other income was $952,000 in the first nine months of 2005, an increase from $291,000 in the same period of 2004. The increase reflects higher interest income earned from our higher average cash and short-term investment balances, offset by a state sales tax liability charge in the current year.

Income Taxes. We incurred tax expenses of $423,000, consisting of $212,000 for United States Federal alternative minimum income tax expense, $14,000 for state income tax expense, and $197,000 for various foreign income and withholding taxes, in the first nine months of 2005 compared to no tax expense recognized in the first nine months of 2004. Tax expense of $278,000 incurred for various foreign income taxes in the first nine months of 2004 was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. Realization of the $3.6 million of net deferred tax assets at September 30, 2005 is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. Future taxable income of $9.0 million is required to realize the $3.6 million deferred tax asset. We had total net operating loss carryforwards of approximately $181.1 million at September 30, 2005. Of these carryforwards, $45.1 million relates to stock option exercises and $58.4 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $77.6 million of net operating loss carryforwards have yet to be utilized. When tax effected, these result in $31.0 million that would be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $20.3 million from $52.3 million at December 31, 2004 to $72.6 million at September 30, 2005. The increase is primarily due to $18.5 million provided by operating activities and $6.2 million from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by $2.7 million cash outlay for an investment in a privately held technology company and $1.7 million for capital additions.

Net cash provided by operating activities of $18.5 million for the nine months ended September 30, 2005 was comprised of $14.8 million in net income, $2.7 million in net non-cash related expenses, and a $5.0 million increase in deferred revenue, offset by a $3.8 million increase in current assets and a $212,000 decrease in liabilities. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $19.0 million during the nine months ended September 30, 2005 consisted of a $2.7 million cash outlay for an investment in a privately held technology company, $14.3 million in net purchases of short term investments, and $1.7 million for capital additions, which were primarily for computer equipment and technology upgrades. We expect to use another $1.8 million during the remainder of 2005 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash used for intangibles and other assets of $3.0 million during the nine months ended September 30, 2005 was primarily for the $2.7 million strategic investment we made in a privately-held technology company.

Net cash provided by financing activities of $6.2 million for the nine months ended September 30, 2005 consisted primarily of proceeds received from the exercise of stock options and sales of common stock through our employee stock purchase plan.

As of September 30, 2005, we had working capital of $73.2 million. We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, and to license technology or products related to our line of business.

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

We believe it is more likely than not that our net deferred tax assets, which total $3.6 million at September 30, 2005, will be realized. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material developments since filing the Annual Report on Form 10-K as of December 31, 2004 on March 11, 2005.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804).

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838)

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 (Registration Number 333-103595) and to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583).

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

Exhibit	Description
10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Lease agreement between Secure Computing Corporation and CSM Investors II, Inc., dated June 2, 2005 is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On August 18, 2005, we announced that we entered into an Agreement and Plan of Merger dated as of August 17, 2005 with Bailey Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Secure (“Merger Sub”), and CyberGuard Corporation, a Florida corporation (“CyberGuard”), providing for the merger of CyberGuard with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Secure.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: November 9, 2005	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)