Form 10-K/A
period 2004-12-31
SECURE COMPUTING CORP
filed 2005-12-06
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of November 30, 2005, the Registrant had 36,933,135 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2005 and is being filed to reflect reclassification of certain expenses which previously had been shown as sales and marketing expenses to cost of revenues. The reclassification results in a $5.1 million, $5.0 million, and $5.6 million reduction in sales and marketing expenses and increase to costs of revenues for each of the years ended December 31, 2004, 2003 and 2002, respectively. As a result of the reclassification, gross profit is $76.0 million, $63.6 million, and $51.7 million for each of the years ended December 31 2004, 2003 and 2002, respectively. In addition, gross profit as a percentage of revenues is 81.4%, 83.4%, and 83.4% for each of the years ended December 31 2004, 2003 and 2002, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. This Amendment amends only Parts II and IV of Form 10-K, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-K. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-K.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K/A. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2001 and 2000, and the consolidated balance sheet data at December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements which are not included in this Form 10-K/A. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Year ended December 31,
	(Table in thousands, except per share amounts)
	2004(1)	2003(1)	2002(2)	2001	2000
STATEMENT OF OPERATIONS DATA:
Revenue	$93,378	$76,213	$61,960	$48,353	$34,649
Gross profit	75,991	63,578	51,654	37,874	21,560
Net income (loss) from continuing operations	12,835	9,290	(5,166)	(7,237)	(16,967)
Net loss from discontinued operations/disposal of AT division	—	(1,034)	(1,310)	(1,733)	(2,203)
Net income (loss)	12,835	8,256	(6,476)	(8,970)	(19,170)

Basic income (loss) per share:
Continuing operations	0.36	0.29	(0.18)	(0.26)	(0.67)
Discontinued operations	—	(0.03)	(0.04)	(0.06)	(0.09)

Basic income (loss) per share	$0.36	$0.26	$(0.22)	$(0.32)	$(0.76)

Diluted income (loss) per share:
Continuing operations	0.34	0.28	(0.18)	(0.26)	(0.67)
Discontinued operations	—	(0.03)	(0.04)	(0.06)	(0.09)

Diluted income (loss) per share	$0.34	$0.25	$(0.22)	$(0.32)	$(0.76)

BALANCE SHEET DATA:
Working capital	$51,391	$28,989	$8,817	$20,790	$22,010
Total assets	130,914	108,475	60,943	44,833	44,971
Stockholders’ equity	91,826	72,014	29,663	28,696	30,626

(1)	2004 and 2003 balance sheet data includes $25.5 million and $26.5 million, respectively, of goodwill related to the acquisition of N2H2, Inc. completed in late 2003 and $13.8 million and $14.0 million, respectively, of goodwill related to the acquisition of the GauntletTM firewall and VPN business completed in early 2002.
(2)	2002 balance sheet data includes $15.2 million of goodwill related to the acquisition of the Gauntlet firewall and VPN business completed in early 2002 and a litigation settlement accrual of $7.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 as filed on March 11, 2005 and in the other documents we file with the SEC. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2004	2003	2002
Revenues:
Products	72.4%	68.8%	60.7%
Services	27.6	31.2	39.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	13.2	10.0	7.6
Services	5.4	6.6	9.0

Total cost of revenues	18.6	16.6	16.6

Gross profit	81.4	83.4	83.4

Operating expenses:
Selling and marketing	44.1	44.2	47.4
Research and development	17.3	19.9	24.1
General and administrative	6.9	7.3	8.2
Separation costs	—	—	0.9

Total operating expenses	68.3	71.4	80.6

Operating income	13.1	12.0	2.7
Other non-recurring expense	—	—	(11.7)
Interest and other income	0.6	0.2	0.7

Income (loss) from continuing operations	13.7	12.2	(8.3)
Loss from operations of discontinued AT division	—	(1.0)	(2.2)
Loss on disposal of discontinued AT division	—	(0.4)	0.0

Net income (loss)	13.7%	10.8%	(10.5)%

Comparison of Years Ended December 31, 2004 and 2003.

The comparison of years ended December 31, 2004 and 2003 reflects the classification of the AT division as discontinued operations.

Revenues. Our total revenues increased 22.5% to $93.4 million in 2004, up from $76.2 million in 2003. Our product revenues increased 29.0% to $67.6 million in 2004, up from $52.4 million in 2003. Our service revenues increased 8.4% to $25.8 million in 2004, up from $23.8 million in 2003. The increase in total revenues in 2004 was driven by growth across all product lines. Our Sidewinder G2 Firewall product line revenue increase was due to demand for our next-generation security appliance line. Our Web filtering product line revenue increase was due to continued traction through OEM relationships and the incremental Bess and Sentian revenue contributed as a result of the N2H2, Inc. acquisition late in 2003. The SafeWord product line revenue increase was driven by sustained demand for high assurance solutions. For 2005, revenues are expected to be in the range of $104 million to $106 million.

Cost of Revenues and Gross Profit. Total cost of revenues, which includes products and services costs, increased 38.1% to $17.4 million in 2004 up from $12.6 million in 2003. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of total revenue decreased from 83.4% in 2003 to 81.4% in 2004. Gross profit for products decreased to 81.8% in 2004 compared to 85.5% in 2003. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder G2 appliance sales, which have a lower gross profit margin than our software products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2004 as compared to 2003. Gross profit for services was $20.7 million, or 80.4% in 2004 compared to $18.8 million, or 78.9% in 2003. The improvement in the gross profit rate for services was primarily driven by our services revenue growth outpacing the growth of our services costs in 2004 compared to 2003.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 17.3% to $63.8 million for 2004, up from $54.4 million in 2003. This increase was driven primarily by an inflationary increase in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 68.3% for 2004 compared to 71.4% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2004 compared to 2003.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 22.3% to $41.2 million in 2004, up from $33.7 million in 2003. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 44.1% in 2004 compared to 44.2% in 2003. This rate remained consistent compared to prior year, despite the increase in our selling and marketing expenses, due to revenue growth being consistent with the growth of selling and marketing expenses in 2004 compared to 2003.

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

Revenues. Our total revenues increased 23.0% to $76.2 million in 2003, up from $62.0 million in 2002. Our product revenues increased 39.4% to $52.4 million in 2003, up from $37.6 million in 2002. Our service revenues decreased 2.5% to $23.8 million in 2003, down from $24.4 million in 2002. The increase in total revenues in 2003 was driven by growth across all product lines. Our Sidewinder G2 Firewall product line revenue increase was due to demand for our next generation firewall released in early 2003. Our Web filtering product line revenue increase was due to continued traction through our OEM relationships and the incremental Bess and Sentian revenue contributed as a result of the N2H2, Inc. acquisition late in the year. Our SafeWord product lines revenue increase was driven by sustained demand for high assurance solutions.

Cost of Revenues and Gross Profit. Total cost of revenues, which includes products and services costs, increased 22.3% to $12.6 million in 2003 up from $10.3 million in 2002. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of total revenue was 83.4% in 2003 and in 2002. Gross profit for products decreased to 85.5% in 2003 compared to 87.5% in 2002. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder appliance sales, which have a lower gross profit margin than our software products. Gross profit for services was $18.8 million, or 78.9% in 2003 compared to $18.8 million, or 77.0% in 2002. The improvement in the gross profit rate for services was primarily driven by our services revenue growth outpacing the growth of our services costs in 2003 compared to 2002.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and separation costs. Total operating expenses increased 8.8% to $54.4 million for the full year 2003, up from $50.0 million in 2002. This increase was driven primarily by an inflationary increase in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 71.4% for the full year 2003 compared to 80.6% in 2002. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2003 compared to 2002.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 14.6% to $33.7 million in 2003, up from $29.4 million in 2002. This increase was driven primarily by an inflationary increase in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 44.2% in 2003 compared to 47.4% in 2002. This improvement was primarily driven by revenue growth outpacing the growth of selling and marketing expenses during 2003 compared to 2002.

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

(c) Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804).

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

Exhibit	Description
4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 (Registration Number 333-103595) and to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583).

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-K for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the period ended December 31, 2004.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$37,899	$12,101
Investments	14,407	21,580
Accounts receivable (net of reserves of 2004 - $450; 2003 - $868)	20,263	17,148
Inventories	2,793	1,227
Deferred income taxes	3,604	3,259
Other current assets	5,228	3,973
Current assets from discontinued operations	260	545

Total current assets	84,454	59,833

Property and equipment
Computer equipment and software	18,100	16,652
Furniture and fixtures	2,445	2,388
Leasehold improvements	2,415	2,375

	22,960	21,415
Accumulated depreciation	(18,919)	(16,411)

	4,041	5,004

Goodwill	39,329	40,416
Intangible assets (net of accumulated amortization of 2004 - $1,262; 2003 - $603)	2,482	2,568
Other assets	608	654

Total assets	$130,914	$108,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,578	$2,861
Accrued payroll	4,090	3,539
Acquisition reserve	879	1,757
Other accrued expenses	1,601	1,024
Deferred revenue	23,915	21,663

Total current liabilities	33,063	30,844

Acquisition reserve, net of current portion	493	1,839
Deferred revenue, net of current portion	5,532	3,778

Total liabilities	39,088	36,461

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000 shares; issued and outstanding shares - December 31, 2004 and 2003 – none	—	—
Common stock, par value $.01 per share:
Authorized – 50,000,000 shares; issued and outstanding shares – December 31, 2004 – 35,797,695 and December 31, 2003 – 34,953,772	358	350
Additional paid-in capital	197,244	190,090
Accumulated deficit	(105,072)	(117,907)
Accumulated other comprehensive loss	(704)	(519)

Total stockholders’ equity	91,826	72,014

Total liabilities and stockholders’ equity	$130,914	$108,475

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenue
Products	$67,625	$52,422	$37,603
Services	25,753	23,791	24,357

Total revenues	93,378	76,213	61,960

Cost of revenues
Products	12,335	7,621	4,707
Services	5,052	5,014	5,599

Total cost of revenues	17,387	12,635	10,306

Gross profit	75,991	63,578	51,654

Operating expenses
Selling and marketing	41,201	33,715	29,390
Research and development	16,106	15,179	14,912
General and administrative	6,456	5,535	5,113
Separation costs	—	—	568

	63,763	54,429	49,983

Operating income	12,228	9,149	1,671
Other non-recurring expense	—	—	(7,258)
Interest and other income	607	141	421

Net income (loss) from continuing operations	12,835	9,290	(5,166)
Loss from operations of discontinued AT division	—	(757)	(1,310)
Loss on disposal of AT division	—	(277)	—

Net income (loss)	$12,835	$8,256	$(6,476)

Basic income (loss) per share:
Continuing operations	$0.36	$0.29	$(0.18)
Discontinued operations	—	(0.03)	(0.04)

Basic income (loss) per share	$0.36	$0.26	$(0.22)

Weighted average shares outstanding - basic	35,576	31,986	29,307

Diluted income (loss) per share:
Continuing operations	$0.34	$0.28	$(0.18)
Discontinued operations	—	(0.03)	(0.04)

Diluted income (loss) per share	$0.34	$0.25	$(0.22)

Weighted average shares outstanding - diluted	37,256	33,654	29,307

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income (loss). In accordance with Rule 5-03.2 of Regulation S-X, we reclassified certain expenses which previously had been shown as sales and marketing expenses to costs of revenues. The reclassification results in a $5.1 million, $5.0 million, and $5.6 million reduction in sales and marketing expenses and increase to costs of revenues for each of the years ended December 31, 2004, 2003 and 2002, respectively. As a result of the reclassification, gross profit is $76.0 million, $63.6 million, and $51.7 million for each of the years ended December 31 2004, 2003 and 2002, respectively. In addition, gross profit as a percentage of revenues is 81.4%, 83.4%, and 83.4% for each of the years ended December 31 2004, 2003 and 2002, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. Also, in accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, we originally reclassified $5.0 million of taxable auction rate securities from cash equivalents to short-term investments as of December 31, 2003 in our Annual Report on Form 10-K filed on March 11, 2005.

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

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations and shipping and handling.

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

3. Acquisition of N2H2, Inc. (continued)

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

8. Stock Plans (continued)

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

8. Stock Plans (continued)

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

14. Net Income (Loss) Per Share

The following table represents the calculation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders	$12,835	$8,256	$(6,476)

Shares used in computing basic net income (loss) per share applicable to common stockholders	35,576	31,986	29,307
Outstanding dilutive stock options	1,680	1,668	—

Shares used in computing diluted net income (loss) per share applicable to common stockholders	37,256	33,654	29,307
Basic net income (loss) applicable to common stockholders	$0.36	$0.26	$(0.22)
Diluted net income (loss) applicable to common stockholders	$0.34	$0.25	$(0.22)

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

	Year ended December 31,
	2004	2003	2002
Revenues:
Domestic sales	$64,431	$53,673	$44,842
International sales	28,947	22,540	17,118

	$93,378	$76,213	$61,960

16. Summarized Quarterly Financial Information (unaudited)

	Quarter Ended (in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2004
Revenues	$21,216	$22,118	$24,530	$25,514
Gross profit	17,459	18,256	19,522	20,753
Net income from continuing operations	2,205	2,518	3,565	4,547
Net income for discontinued operations	—	—	—	—

Net income	$2,205	$2,518	$3,565	$4,547

Basic income per share:
Continuing operations	0.06	0.07	0.10	0.13
Discontinued operations	—	—	—	—

Basic income per share	$0.06	$0.07	$0.10	$0.13

Diluted income per share:
Continuing operations	0.06	0.07	0.10	0.12
Discontinued operations	—	—	—	—

Diluted income per share	$0.06	$0.07	$0.10	$0.12

2003
Revenues	$16,179	$17,630	$19,474	$22,930
Gross profit	13,594	14,386	16,430	19,167
Net income from continuing operations	962	1,225	2,776	4,327
Net loss from discontinued operations/disposal of AT division	(391)	(216)	(150)	(277)

Net income	$571	$1,009	$2,626	$4,050

Basic income (loss) per share:
Continuing operations	0.03	0.04	0.08	0.13
Discontinued operations	(0.01)	(0.01)	—	(0.01)

Basic income per share	$0.02	$0.03	$0.08	$0.12

Diluted income (loss) per share:
Continuing operations	0.03	0.04	0.08	0.12
Discontinued operations	(0.01)	(0.01)	—	(0.01)

Diluted income per share	$0.02	$0.03	$0.08	$0.11

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

SECURE COMPUTING CORPORATION

Date: December 6, 2005	By	/s/ JOHN E. MCNULTY
John E. McNulty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 6, 2005.

Signature	Title
/s/ JOHN E. MCNULTY John E. McNulty	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY J. STEINKOPF Timothy J. Steinkopf	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Robert J. Frankenberg	Director

* James F. Jordan	Director

* Stephen M. Puricelli	Director

* Eric P. Rundquist	Director

* Alexander Zakupowsky, Jr.	Director

* By:	/S/ JOHN E. MCNULTY
John E. McNulty Attorney-in-fact

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