Form 10-Q/A
period 2005-03-31
SECURE COMPUTING CORP
filed 2005-12-06
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 36,933,135 issued and outstanding as of November 30, 2005.

SECURE COMPUTING CORPORATION

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2005 and is being filed to reflect reclassification of certain expenses which previously had been shown as sales and marketing expenses to cost of revenues. The reclassification results in a $1.3 million and $1.2 million reduction in sales and marketing expenses and increase to costs of revenues for the three months ended March 31, 2005 and 2004, respectively. As a result of the reclassification gross profit is $20.6 million and $17.5 million for the three months ended March 31, 2005 and 2004, respectively. In addition, gross profit as a percentage of revenues is 81% and 82% for the three months ended March 31, 2005 and 2004, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. This Amendment amends only Part I of Form 10-Q, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-Q and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-Q. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-Q.

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

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Products	$18,837	$14,663
Services	6,742	6,553

Total revenues	25,579	21,216

Cost of revenues:
Products	3,676	2,513
Services	1,309	1,244

Total cost of revenues	4,985	3,757

Gross profit:	20,594	17,459

Operating expenses:
Selling and marketing	10,220	9,745
Research and development	4,325	4,103
General and administrative	1,928	1,533

	16,473	15,381

Operating income	4,121	2,078

Other income	68	127

Income before taxes	4,189	2,205

Income tax expense	127	—

Net income	$4,062	$2,205

Basic earnings per share	$0.11	$0.06

Weighted average shares outstanding - basic	35,827	35,352

Diluted earnings per share	$0.11	$0.06

Weighted average shares outstanding - diluted	36,670	38,085

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2004 Condensed Balance Sheet is derived from our audited Condensed Balance Sheet as of December 31, 2004. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, as filed with the Securities and Exchange Commission.

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. In accordance with Rule 5-03.2 of Regulation S-X, we reclassified certain expenses which previously had been shown as sales and marketing expenses to costs of revenues. The reclassification results in a $1.3 million and $1.2 million reduction in sales and marketing expenses and increase to costs of revenues for the three months ended March 31, 2005 and 2004, respectively. As a result of the reclassification gross profit is $20.6 million and $17.5 million for each of the three months ended March 31, 2005 and 2004, respectively. In addition, gross profit as a percentage of revenues is 81% and 82% for the three months ended March 31, 2005 and 2004, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. Also, in accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, we reclassified $5.0 million of taxable auction rate securities from cash equivalents to short-term investments as of December 31, 2003.

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

3. Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

3. Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

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

5. Contingencies (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our controls and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements below and in the other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended December 31, 2004. These forward looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004.

Revenues. Our total revenues increased 21% to $25.6 million for the first quarter of 2005 up from $21.2 million in the same period of 2004. Our product revenues increased 28% to $18.8 million for the first quarter of 2005 up from $14.7 million in the same period of 2004. Our service revenues increased 2% to $6.7 million for the first quarter of 2005 up from $6.6 million in the same period of 2004. Total revenue growth was primarily driven by a growth in the security appliance and authentication product lines driven by sustained demand for these solutions.

Cost of Revenues and Gross Profit. Total cost of revenues, which includes products and services costs, increased 32% to $5.0 million for the first quarter of 2005 up from $3.8 million in the same period of 2004. This increase is a direct result of the increase in total revenues. Gross profit as a percentage of total revenue was 81% in the first quarter of 2005 compared to 82% in the same period of 2004. Gross profit for products decreased to 80% in the first quarter of 2005 compared to 83% in the same period of 2004. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder G2 appliance sales, which have a lower gross profit margin than our software products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2005 compared to 2004. Gross profit for services was $5.4 million, or 81% in the first quarter of 2005 compared to $5.3 million, or 81% in the same period of 2004 as revenues and costs for services remained fairly consistent in first quarter 2005 compared to the same period of 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 7% to $16.5 million for the first quarter of 2005 up from $15.4 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expenses were 64% for the quarter compared to 73% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 5% to $10.2 million in the first quarter of 2005 up from $9.7 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 40% for the quarter compared to 46% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

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

SECURE COMPUTING CORPORATION

DATE: December 6, 2005	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

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