Form 10-Q/A
period 2005-06-30
SECURE COMPUTING CORP
filed 2005-12-06
CIK 1001916

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

SECURE COMPUTING CORPORATION

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2005 and is being filed to reflect reclassification of certain expenses which previously had been shown as sales and marketing expenses to cost of revenues. The reclassification results in a $1.3 million and $1.2 million reduction in sales and marketing expenses and increase to costs of revenues for the three months ended June 30, 2005 and 2004, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively. As a result of the reclassification, gross profit is $21.6 million and $18.3 million for the three months ended June 30, 2005 and 2004, respectively, and $42.2 million and $35.7 million for the six months ended June 30, 2005 and 2004, respectively. In addition, gross profit as a percentage of revenues is 83% for the three months ended June 30, 2005 and 2004, respectively and 82% for the six months ended June 30, 2005 and 2004, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. This Amendment amends only Part I of Form 10-Q, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-Q and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-Q. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005 (Unaudited)	December 31, 2004 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$47,152	$37,899
Investments	16,236	14,407
Accounts receivable, net	20,717	20,263
Inventory, net	2,937	2,793
Other current assets	8,854	8,832
Current assets from discontinued operations	160	260

Total current assets	96,056	84,454

Property and equipment, net	3,495	4,041
Goodwill	39,329	39,329
Other assets	5,393	3,090

Total assets	$144,273	$130,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,090	$2,578
Accrued payroll	4,120	4,090
Other accrued expenses	1,878	1,601
Acquisition reserve	531	879
Deferred revenue	24,215	23,915

Total current liabilities	32,834	33,063

Acquisition reserve, net of current portion	428	493
Deferred revenue, net of current portion	7,080	5,532

Total liabilities	40,342	39,088

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – none at June 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – June 30, 2005 – 36,349,345 and December 31, 2004 – 35,797,695	364	358
Additional paid-in capital	200,318	197,244
Accumulated deficit	(96,064)	(105,072)
Accumulated other comprehensive loss	(687)	(704)

Total stockholders’ equity	103,931	91,826

Total liabilities and stockholders’ equity	$144,273	$130,914

NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Products	$18,763	$15,617	$37,600	$30,280
Services	7,350	6,501	14,092	13,054

Total revenues	26,113	22,118	51,692	43,334

Cost of revenues:
Products	3,257	2,650	6,933	5,163
Services	1,278	1,212	2,587	2,456

Total cost of revenues	4,535	3,862	9,520	7,619

Gross profit:	21,578	18,256	42,172	35,715

Operating expenses:
Selling and marketing	10,924	10,036	21,144	19,781
Research and development	4,036	4,104	8,361	8,207
General and administrative	1,872	1,677	3,800	3,210

	16,832	15,817	33,305	31,198

Operating income	4,746	2,439	8,867	4,517

Other income	332	79	400	206

Income before taxes	5,078	2,518	9,267	4,723

Income tax expense	132	—	259	—

Net income	$4,946	$2,518	$9,008	$4,723

Basic earnings per share	$0.14	$0.07	$0.25	$0.13

Weighted average shares outstanding - basic	36,057	35,587	35,943	35,469

Diluted earnings per share	$0.13	$0.07	$0.24	$0.13

Weighted average shares outstanding - diluted	37,207	37,274	36,940	37,762

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

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. In accordance with Rule 5-03.2 of Regulation S-X, we reclassified certain expenses which previously had been shown as sales and marketing expenses to costs of revenues. The reclassification results in a $1.3 million and $1.2 million reduction in sales and marketing expenses and increase to costs of revenues for the three months ended June 30, 2005 and 2004, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively. As a result of the reclassification gross profit is $21.6 million and $18.3 million for the three months ended June 30, 2005 and 2004, respectively, and $42.2 million and $35.7 million for the six months ended June 30, 2005 and 2004, respectively. In addition, gross profit as a percentage of revenues is 83% for the three months ended June 30, 2005 and 2004, respectively, and 82% for the six months ended June 30, 2005 and 2004, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. Also, in accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, we reclassified $5.0 million of taxable auction rate securities from cash equivalents to short-term investments as of December 31, 2003.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2005 and 2004.

Revenues. Our total revenue increased 18% to $26.1 million for the second quarter of 2005 up from $22.1 million in the same period of 2004. Our product revenues increased 21% to $18.8 million for the second quarter of 2005 up from $15.6 million in the same period of 2004. Our service revenues increased 14% to $7.4 million for the second quarter of 2005 up from $6.5 million in the same period of 2004. Total revenue growth was primarily driven by a growth in the security appliance and web filtering product lines driven by sustained demand for these solutions.

Costs of Revenue and Gross Profit. Total cost of revenues, which includes products and services costs, increased 15% to $4.5 million for the second quarter of 2005 up from $3.9 million in the same period of 2004. This increase is a direct result of our increase in revenues. Gross profit as a percentage of revenue was 83% in the second quarters of 2004 and 2005. Gross profit for products was also 83% in the second quarters of 2004 and 2005. Despite growth in our lower margin security appliance product line, we were able to maintain product margins comparable to prior years due to the strength in our higher margin web filtering product line. Gross profit for services was $6.1 million, or 83% in the second quarter of 2005 compared to $5.3 million, or 81% in the same period of 2004. The improvement in gross profit for services was due to services revenue growth outpacing the growth of costs of services in 2005 compared to 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 6% to $16.8 million for the second quarter of 2005 up from $15.8 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expenses were 64% for the quarter compared to 72% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 9% to $10.9 million in the second quarter of 2005 up from $10.0 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 42% for the quarter compared to 45% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

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

Comparison of Six Months Ended June 30, 2005 and 2004.

Revenues. Our total revenue increased 19% to $51.7 million for the first six months of 2005 up from $43.3 million in the same period of 2004. Our product revenues increased 24% to $37.6 million for the first six months of 2005 up from $30.3 million in the same period of 2004. Our service revenues increased 8% to $14.1 million for the first six months of 2005 up from $13.1 million in the same period of 2004. Total revenue growth was primarily driven by a growth in the security appliance and authentication product lines driven by sustained demand for these solutions.

Costs of Revenue and Gross Profit. Total cost of revenues, which includes products and services costs, increased 25% to $9.5 million for the first six months of 2005 up from $7.6 million in the same period of 2004. This increase is a direct result of our increase in revenues. Gross profit as a percentage of total revenue was 82% in the first six months of 2005 and in the same period of 2004. Despite growth in our lower margin security appliance product line, we were able to maintain margins comparable to prior years due to the strength in our higher margin web filtering product line. Gross profit for products was 82% in the first six months of 2005 and 83% in the same period of 2004. The decrease in product gross margins was primarily driven by increased sales volume of products containing a hardware component, primarily Sidewinder G2 Security Appliance sales, which have a lower gross profit margin than our software only products. Product gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2005 compared to 2004. Gross profit for services was $11.5 million, or 82% in the first six months of 2005 compared to $10.6 million or 81% in the same period of 2004. The increase in gross margins for services is primarily driven by services revenue growth outpacing the growth of costs of services during 2005 compared to 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses in the first six months of 2005 were $33.3 million, which is a 7% increase over $31.2 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expense was 64% for the first six months of 2005 compared to 72% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses in the first of six months of 2005 were $21.1 million, which is a 7% increase over $19.8 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 41% for the first six months of 2005 compared to 46% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

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