Form 10-Q/A
period 2005-09-30
SECURE COMPUTING CORP
filed 2005-12-06
CIK 1001916

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

SECURE COMPUTING CORPORATION

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005 and is being filed to reflect reclassification of certain expenses which previously had been shown as sales and marketing expenses to cost of revenues. The reclassification results in a $1.3 million reduction in sales and marketing expenses and increase to costs of revenues for the three months ended September 30, 2005 and 2004, respectively and $3.9 million and $3.7 million for the nine months ended September 30, 2005 and 2004, respectively. As a result of the reclassification, gross profit is $22.2 million and $19.5 million for the three months ended September 30, 2005 and 2004, respectively, and $64.4 million and $55.2 million for each of the nine months ended September 30, 2005 and 2004, respectively. In addition, gross profit as a percentage of revenues is 82% and 80% for the three months ended September 30, 2005 and 2004, respectively, and 82% and 81% for the nine months ended September 30, 2005 and 2004, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. This Amendment amends only Part I of Form 10-Q, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-Q and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-Q. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-Q.

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

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Products	$19,365	$18,284	$56,965	$48,564
Services	7,884	6,246	21,976	19,300

Total revenues	27,249	24,530	78,941	67,864

Cost of revenues:
Products	3,726	3,738	10,659	8,901
Services	1,306	1,270	3,893	3,725

Total cost of revenues	5,032	5,008	14,552	12,626

Gross profit	22,217	19,522	64,389	55,238

Operating expenses:
Selling and marketing	10,935	10,329	32,079	30,111
Research and development	4,368	4,059	12,729	12,266
General and administrative	1,510	1,654	5,310	4,864

	16,813	16,042	50,118	47,241

Operating income	5,404	3,480	14,271	7,997

Other income	552	85	952	291

Income before taxes	5,956	3,565	15,223	8,288

Income tax expense	(164)	—	(423)	—

Net income	$5,792	$3,565	$14,800	$8,288

Basic earnings per share	$0.16	$0.10	$0.41	$0.23

Weighted average shares outstanding - basic	36,573	35,641	36,157	35,527

Diluted earnings per share	$0.15	$0.10	$0.40	$0.22

Weighted average shares outstanding - diluted	38,182	36,445	37,345	37,341

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

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. In accordance with Rule 5-03.2 of Regulation S-X, we reclassified certain expenses which previously had been shown as sales and marketing expenses to costs of revenues. The reclassification results in a $1.3 million reduction in sales and marketing expenses and increase to costs of revenues for both of the three months ended September 30, 2005 and 2004, respectively and $3.9 million and $3.7 million for the nine months ended September 30, 2005 and 2004, respectively. As a result of the reclassification, gross profit is $22.2 million and $19.5 million for the three months ended September 30, 2005 and 2004, respectively and $64.4 million and $55.2 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, gross profit as a percentage of revenues is 82% and 80% for the three months ended September 30, 2005 and 2004, respectively and 82% and 81% for the nine months ended September 30, 2005 and 2004, respectively. The reclassification was done to more accurately report costs associated with revenue from post contract support and professional services. Also, in accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, we reclassified $5.0 million of taxable auction rate securities from cash equivalents to short-term investments as of December 31, 2003.

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

3. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2005 and 2004.

Revenues. Our total revenues increased 11% to $27.2 million for the third quarter of 2005 up from $24.5 million in the same period of 2004. Our product revenues increased 6% to $19.4 million for the third quarter of 2005 up from $18.3 million in the same period of 2004. Our service revenues increased 27% to $7.9 million for the third quarter of 2005 up from $6.2 million in the same period of 2004. The revenue growth was primarily driven by a growth in the authentication and web filtering product lines driven by sustained demand for these solutions.

Cost of Revenues and Gross Profit. Total cost of revenues, which includes products and services costs, were $5.0 million for the third quarters of 2005 and 2004. Gross profit as a percentage of total revenue was 82% in the third quarter of 2005 compared to 80% in the third quarter of 2004. Gross profit for products increased to 81% in the third quarter of 2005 compared to 80% in the same period of 2004. This increase was driven by growth in software revenue and OEM royalty revenue, which have higher profit margins than our products containing a hardware component. Gross profit for services increased to $6.6 million, or 83% in the third quarter of 2005 compared to $5.0 million, or 80% in the same period of 2004. This increase was primarily driven by our services revenue growth outpacing the growth of our services costs in 2005 compared to 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 5% to $16.8 million for the third quarter of 2005 up from $16.0 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expenses were 62% for the quarter compared to 65% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 6% to $10.9 million in the third quarter of 2005 up from $10.3 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 40% for the quarter compared to 42% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2005 compared to 2004.

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

Comparison of Nine Months Ended September 30, 2005 and 2004.

Revenues. Our total revenues increased 16% to $78.9 million for the first nine months of 2005 up from $67.9 million in the same period of 2004. Our product revenues increased 17% to $57.0 million for the first nine months of 2005 up from $48.6 million in the same period of 2004. Our service revenues increased 14% to $22.0 million for the first nine months of 2005 up from $19.3 million in the same period of 2004. The revenue growth was primarily driven by a growth in the security appliance and authentication product lines driven by sustained demand for these solutions.

Cost of Revenues and Gross Profit. Total cost of revenues, which includes products and services costs, increased 16% to $14.6 million for the first nine months of 2005 up from $12.6 million in the same period of 2004. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of total revenue for the first nine months of 2005 was 82% compared to 81% for the first nine months of 2004. Gross profit for products increased to 81% in the first nine months of 2005 compared to 82% in the same period of 2004. Despite growth in our lower margin security appliance product line, we were able to maintain product margins comparable to prior years due to improved pricing on this product line as well as reduced hardware component costs. We also maintained strength in our higher margin web filtering product line. Gross profit for services increased to $18.1 million, or 82% in the first nine months of 2005 compared to $15.6 million, or 81% in the same period of 2004. This increase was primarily driven by our services revenue growth outpacing the growth of our services costs in 2005 compared to 2004.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses in the first nine months of 2005 were $50.1 million, which is a 6% increase over $47.2 million in the same period of 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and allocated corporate costs and an increase in commission expense due to expanding revenue. As a percentage of revenue, total operating expense was 63% for the first nine months of 2005 compared to 70% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of information technology, facilities and human resources expenses. Selling and marketing expenses in the first of nine months of 2005 were $32.1 million, which is a 7% increase over $30.1 million in the same period of 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 41% for the first nine months of 2005 compared to 44% in the same period of 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

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