Form 10-K
period 2005-12-31
SECURE COMPUTING CORP
filed 2006-03-01
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, par value $.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer  ☐                                 Accelerated filer  ☒                                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2005 was $395,480,874 based on the closing sale price for the Company’s Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

As of February 22, 2006, the Registrant had 53,748,258 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 17, 2006 for the year ended December 31, 2005 are incorporated by reference in Part III hereof.

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

In this Annual Report on Form 10-K, “Secure Computing,” “we,” “us,” “our,” and “Registrant” refer to Secure Computing Corporation.

ITEM 1.    BUSINESS

We are a Delaware corporation incorporated in 1989. We use our broad expertise in security technology to develop network security solutions that allow organizations to exchange critical information safely with their customers, partners and employees using trusted connections. Securing these connections, and providing the highest level of industry-recognized security, is at the heart of our mission. We operate our business within one operating segment called enterprise security solutions.

Our customers operate some of the world’s largest and most sophisticated electronic business operations, and include prominent organizations in banking, financial services, healthcare, telecommunications, manufacturing, public utilities, and federal and local governments. At the same time, the flexibility of our product line allows us to serve the needs of smaller enterprises, school districts and regional government agencies with products designed and priced to suit the small to medium business (SMB) market segment. The premise of our security philosophy, which we build into each product, is that the right people need to be connected with necessary network and application resources, and the wrong people need to be denied connections. We work closely with customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

Across virtually all industries, organizations are using the Internet to expand their business. Our commitment is to support this opportunity for exchanging information by mitigating risks and protecting information assets from the multitude of threats present on the Internet. Along with the opportunity networking provides comes the need to secure the sharing of information resources at every connection point. Our technologies enable our customers to achieve this security, and implement a balance between security and accessibility according to their security policy.

We have formed partnerships with a number of companies in several different capacities. We make these solutions available to customers through the best and most advantageous channels possible, including solution providers, systems integrators, distributors, and companies who include our solutions in their product offerings. These companies include, for example: Alternative Technologies, Blue Coat Systems, Cisco, Computer Associates, Comstor, Crossbeam, Dell, EDS, Finjan, Hewlett-Packard, McAfee, Network Appliance, NetOne Systems, Northrop Grumman, Novell, SafeNet, Sun PS, Tech Data, Vertex Link, Volera, Wavecrest Computing, and Westcon.

Industry Background

The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications, enabling enterprises to adopt new electronic ways of doing business. The developing reliance on worldwide connectedness has allowed companies to greatly expand their business opportunities. Activities such as electronic trading of goods and services, online delivery of digital content, electronic funds transfers and share trading are now achieved in unprecedented ways. But with this growing opportunity comes new challenges for securing IT systems. The very features that give electronic business its power have elevated information security to a critical business issue.

Today’s enterprise is no longer confined to a set of physical buildings, rather, the enterprise has become virtual. The Internet’s power of connectivity has erased physical barriers, allowing an organization to establish ties around the globe. A business is no longer a single, isolated entity; it is part of a greater whole of interdependent entities whose lifeblood depends on the secure, electronic sharing of information. Organizations must now transcend the physical barriers of yesterday and expand their security measures outward to protect their digital resources beyond their physical buildings. They must also migrate their security measures inward to each individual’s computer or laptop.

Security Risks When Conducting Business Over Public Networks

As the expanding Internet-based infrastructure broadens, so do the risks associated with this exposure. These risks increase daily and threaten confidentiality, integrity, and secure availability of intellectual property, proprietary data, and computing resources. Such threats present themselves in many forms, including the following:

•	Intruders gaining unauthorized access to private computing resources and software applications;

•	Legal liability exposure resulting from employee Internet access, or from hijacked use of desktop personal computers and servers for unauthorized file storage and file-sharing schemes;

•	Theft of private citizen records and other proprietary information in violation of numerous Government regulations;

•	Identity theft and spoofing;

•	Network and application server downtime due to denial of service (DoS) and distributed denial of service attacks;

•	Risks from exposure to malicious software, worms, and viruses that can enter networks from many sources and cause damage, install spyware, or open secret backdoors into private computing resources;

•	Confidentiality leaks via e-mail, instant messaging chat sessions, person to person file sharing, and unauthorized attachments that leave private networks unfiltered; and

•	Productivity losses from spam clogging e-mail inboxes.

According to the 2005 CSI/FBI Computer Crime and Security Survey, virus attacks are the source of the greatest financial losses. Unauthorized access was also a major contributor to losses due to computer crime, displacing DoS as the second most significant contributor to losses. While the survey showed that overall, dollar amounts from financial losses due to cybercrime has decreased somewhat, unauthorized access and theft of proprietary information showed significant increases. Other reports indicate an increased trend of organized crime’s involvement in cyberspace, shifting away from indiscriminate electronic vandalism to more serious crimes involving outright theft. Attacks have become more sophisticated and targeted, which requires companies to take a more focused and comprehensive approach to their network defense.

Application-Level Vulnerabilities

In today’s highly complex Internet environment, network attacks have evolved into application-level attacks, and recently, an entirely new class of application-specific threats has arisen that require far more stringent protection. Protecting the network is highly important, but by itself, is not sufficient. The network is the foundation for communication, and the conduit over which people connect to the application resources they need and it is precisely these applications that can expose an organization’s information resources to extreme vulnerability. Our products address every network security issue, whether it’s employees utilizing the Internet, or remote partners and customers accessing the intranet, Web services, and applications from outside the internal network. Our security measures extend beyond the network level, protecting applications and their resources so organizations can conduct their business, expand their reach, and drive success with confidence.

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

Along with protecting against known threats, today’s security solutions must be able to anticipate unknown threats before they enter the network. A central part of an organization’s business model must include provisions for safeguarding their business connections from being compromised to the highest degree possible.

Market Need and Strategy

More than ever before, organizations realize that they must take responsibility to protect their own confidential information and that of their customers and partners. Government regulations in recent years, such as the Federal Information Security Management Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach Bliley Act, and the Children’s Internet Protection Act, have heightened awareness and mandated that organizations secure their information across multiple segments—financial, medical, educational, and more. Enterprises must know that the data residing on a given network is secure and that parameters are in place for managing access to their proprietary information. Even as deadlines are met on these laws, enterprises must continue to refine their compliance solutions and move towards focusing on ongoing compliance. In the coming years, larger enterprises which had to put in a “quick fix” to meet deadlines will be looking to implement longer-term and more efficient solutions. Smaller businesses, which enjoyed some extended deadlines from Congress, are still implementing their first-time compliance solutions, representing a significant opportunity for security companies with a broad range of solutions.

Our strategy is to provide organizations, both at the enterprise level as well as the SMB level, with a broad set of solutions when it comes to implementing their security objectives, beginning with knowledge about security risks and regulations, accompanied by industry-leading security products to assist with mitigating these risks, and lastly, providing comprehensive security management capabilities as well. Our goal is to help organizations build confidence in the overall functionality and security of their network and application operations. We accomplish this by providing scalable, manageable, highly available solutions that meet their needs today and in the future. This objective includes meeting our customers’ requirements for security products that provide broad solutions by integrating with each other and interoperate within current infrastructures. All of our products are designed to provide the strongest network protection available, along with central manageability, scalability, and interoperability.

Providing solutions that are manageable, easy to use and that lead the industry in total cost of ownership for the customer are our top objectives for organizations of all sizes. We make the process of securing connections between people, applications, and networks easy and efficient for all concerned. Administrators that configure the Sidewinder G2® Security Appliance, user authentication, and Web filtering experience a fast and easy installation process, customizable options, simple-to-use system graphical user interfaces (GUIs), and management tools. In addition, they experience tight integration with existing systems, including user management systems such as Active Directory. For businesses that need access to critical information, SafeWord® provides strong authentication through reliable, non-expiring tokens, and an authentication process that is simple to use, deploy, and maintain. When accessing the Internet, seamless Web filtering with SmartFilter® products make Web use simple for administrator and user alike. As a result, business practices and the workplace are kept secure, productive, and are easily managed.

Our strategy also encompasses our award-winning service and support organization. With a knowledge base and technological expertise consisting of some of the brightest minds in security today, we provide our customers with unwavering service and support.

Secure Computing Solutions

We have been applying our expertise to solving the most difficult network and application security challenges for over 20 years. Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate with each other for a more comprehensive, unified, and centrally managed solution. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks, allowing us to serve customers ranging from small companies and agencies, to some of the largest organizations in the world. Our solutions run on a variety of platforms and integrate with other enterprise solutions, making our products a safe and economical choice for organizations worldwide.

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

Our products continue to earn industry leading, independent, security certifications and we participate and lead in many technical community groups. Common Criteria certifications are recognized as the benchmark for independent product and security comparisons in the industry. They are recognized across many countries, provide an apples-to-apples testing and certification comparison, and provide the most detailed and stringent level of testing and certification available for firewall products.

Our solutions for securing critical connections fall into three categories: Firewall/Unified Threat Management security appliances, strong authentication, and Secure Content Management.

Firewall/Unified Threat Management (UTM) Security Appliances

In the first quarter of 2005, we released a new lineup of eight high-performance Sidewinder G2 Security Appliances. This new line-up includes four models intended to serve the SMB and remote/branch office (ROBO) segments. Designed specifically to suit the needs of smaller enterprises as well as branch offices of larger enterprises, and priced to fit their budgets, all eight models deliver the same high performance Application Defenses™ as the enterprise models, and have no user-based licensing restrictions.

Our security appliances provide all-in-one, UTM consolidated protections through standard and optional features, including the world’s strongest firewall, best-of-breed anti-spyware, anti-virus, anti-spam and anti-fraud engines, Web content URL filtering, secure domain name system (DNS), VPN, and Secure Sockets Layer (SSL) gateways, and more. The demand for UTM appliances, which consist of hardware, software, and networking technologies, is expected to grow significantly in the next few years. We are well positioned to satisfy increased market demands not only at the enterprise level but also in the rapidly growing SMB market.

Our UTM solutions also focus on combating the growing threat of spyware and fraud (phishing and pharming attacks and the like). We have built spyware and fraud prevention into our UTM environment, to make sure that every entry point is blocked. This includes disallowing certain file types; anti-spyware signature checking on email and Web traffic; prevention through URL filtering that prevents users from visiting Web sites likely to contain spyware; and at the e-mail level through anti-spam and anti-fraud features that keep out emails that promote and implant spyware into the system.

In 2005 we also launched Security Reporter™ for Sidewinder G2 appliances, a product that is particularly relevant to regulatory compliance initiatives that require creating an audit trail and filing detailed reports. Creating a security audit process, as required by these regulations, involves log management, monitoring, alerting, and correlation analysis. Sidewinder G2 appliance log files contain information to meet legislative mandates, and Security Reporter provides the capability for advanced collection, monitoring, correlation and reporting across multiple Sidewinder G2 appliances. This positions Sidewinder G2 as a prime tool for enterprises that are seeking regulatory compliance solutions.

In May of 2005, we built on our success of delivering the highest level of EAL4+ Common Criteria certification with the announcement that our G2 Security Appliance Model 2150 became the first firewall to receive a Common Criteria EAL4+ certification using the US Department of Defense Application-level Firewall Protection Profile for Medium Robustness Environments, version 1.0. To date, Sidewinder G2 is the only firewall to complete this testing as an application-level firewall. The Common Criteria EAL4+ accomplishment puts us in a very strong position when competing for Sidewinder G2 business in the U.S. and other Government opportunities all over the world.

Authentication Products

Remote access to network resources is a requirement for many businesses, but verifying the identity of those remote users is vital for security. Organizations are increasingly realizing the many vulnerabilities of passwords, and they need strong authentication systems that are easy to install and deploy, simple to manage, and able to grow with their needs.

SafeWord products meet these needs. Positively identifying users through strong authentication, SafeWord products assure that only the right people can make connections to your trusted applications and networks. SafeWord software and SafeWord tokens offer unparalleled flexibility, scalability, and ease of use, and are used by thousands of organizations and millions of end users worldwide every day.

•	SafeWord PremierAccess®, is a complete, powerful, and robust strong authentication system that protects Web, VPN, wireless, Citrix, Oracle, Windows, remote dial-up, and many other network applications. PremierAccess comes with integrated reporting, role-based authorization, PKI user authentication, and powerful software kits to customize any aspect of network authentication. PremierAccess includes advanced and powerful capabilities—such as the Universal Web Agent, user self-enrollment, and brokered authentication to external systems—which make it the most complete and flexible strong authentication solution on the market.

•	SafeWord RemoteAccess™, is a simple, complete strong authentication solution designed to protect VPN, RADIUS, Citrix, and Outlook Web Access connections. The product is managed through Microsoft Active Directory, and is available in the following branded versions: SafeWord RemoteAccess, Cisco compatible, SafeWord for Citrix®, SafeWord for Check Point, and SafeWord for Nortel Networks.

Secure Content Management (SCM) Products

In 2005, we continued to build on the success of our N2H2 acquisition with the release of SmartFilter 4.1. This release completed our integration plan to combine Bess and Sentian features within the SmartFilter product line, as well as combining the strengths of both control lists. We sell and support two best-of-breed Web filtering products: SmartFilter and the SmartFilter Bess® edition. As part of the integration plan, we discontinued the Sentian™ brand. This release also incorporated protection against the growing threat of spyware, and new protection against phishing, spam, and other online threats. It also includes faster real-time updates and flexible Web access controls.

Also in 2005, we announced our partnership with McAfee, Inc, where McAfee Secure Internet Gateway and Secure Web Gateway Appliances now use Secure Computing’s SmartFilter for Web filtering. The addition of the award-winning SmartFilter technology and database provides an added layer of security protection to the McAfee SCM Appliances, allowing administrators to block access to Web sites associated with malicious code, phishing, spyware and other online threats. The McAfee family of appliances that now use SmartFilter is suited for both enterprises and small and medium businesses.

•	SmartFilter—Secure Computing’s flagship filtering application, SmartFilter, is an enterprise Web filtering solution currently shielding thousands of organizations. With the launch of SmartFilter 4.1 in August, SmartFilter incorporates protection against spyware, phishing, spam, and other new threats. Also new in this version is transparent authentication, and an authorized override feature. SmartFilter continues to be the market-leading standard for Web filtering on edge or caching devices through original equipment manufacturer (OEM) relationships. We are the only company with OEM relationships for On-Box™ filtering with all three of the top caching appliance vendors—Blue Coat, Cisco, and Network Appliance, as well as other vendors such as Computer Associates, CrossBeam, eSoft, Finjan, Foundry Networks, VertexLink, and others. We also provide filtering and content management solutions to a large number of Internet Service Providers (ISPs) around the world.

•	SmartFilter Bess edition—Bess is the leading filtering application installed in K-12 schools across the United States. Bess, which is CIPA-compliant, offers customers the ability to deploy an off-box filtering solution in conjunction with leading firewall and caching devices including Cisco Pix and Microsoft ISA.

We offer customers enhanced deployment and platform flexibility with over 30 different Web filtering options. Our customers can chose to run filtering on the same server as the firewall, proxy server or caching system (co-host); they can elect to run filtering on a separate server (off-box), or they can purchase a platform from one of our OEM partners with SmartFilter natively integrated (On-Box).

Security and Support Services

Our services are designed to ensure that our customers make optimal use of our products when controlling access to their e-business systems. We provide a life cycle of support and services: Solution Planning, Solution Implementation, and Solution Support. These services are described below.

•	Solution Planning. Our Security Services offerings include a variety of options for rapid assessment of a company’s current network architecture and evaluation of the current status of network security. We then compare this information to the company’s business needs, both current and future, to help them plan a scalable and secure e-commerce solution. In addition, we offer security policy services that help customers prepare a policy and plan that transfers their security policy from paper to practice. We provide the following services: network architecture security assessment; security policy assessment and development; and product and audit configuration assessment.

•	Solution Implementation. Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer’s network. Accordingly, we offer a complete package of product integration assistance to ensure our customers maximize network uptime and maintain productivity during the process. We provide the following services: product implementation; product audit and configuration; and product training.

As part of our Network Services training program, we provide extensive product and network training online through our Web-based classes. In addition, we offer hands-on training at our training facilities, and these classes are also available worldwide onsite for our customers and partners. These services help our customers understand basic and advanced administration rules and tools that enable partners to configure, integrate, and maintain our products as part of a comprehensive e-business solution.

•	Solution Support—SecureSupport®. We offer industry leading live answer support services. SecureSupport has a team of technical support engineers that provide customer support around the clock via e-mail, the Web, or telephone. Service options are tailored for each of our network security products and customer requirements. Customers can select the SecureSupport option that best meets their needs. Our support center call statistics are published and posted to our corporate Web site at www.securecomputing.com.

We designed SecureSupport Online, a tool to assist our customers and channel partners with any problem they may experience with any of our products. Through this process, technical expertise is offered online through a searchable knowledge base, viewable support history, and email access. Product patches and release notes can also be downloaded.

We offer our customers the option to purchase software support and upgrade service for an annual fee. We provide software updates and technical support through this program.

Recent Acquisition of CyberGuard Corporation

In January 2006 we completed the acquisition of Cyberguard Corporation. CyberGuard provides network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. CyberGuard’s products include firewall, VPN, secure content management and security management technologies.

•	Firewall/VPN Appliances. This comprehensive line of firewall/VPN appliances includes models designed to address the full spectrum of security requirements. These appliances are built on CyberGuard’s custom, secure operating system and combine a hybrid methodology of stateful packet and application proxies technology to provide deeper inspection of every packet that traverses the network.

•	Embedded Firewall/VPN Solutions. By embedding access control technology within PCI cards, independent of the host operating system, the embedded firewall offers a scalable, tamper-resistant and non-by-passable security solution to secure access inside the corporate firewall.

•	Secure Content Management Software. This comprehensive suite of products enables organizations to manage and inspect Internet content to effectively protect their networks from security threats and annoyances. The following are key components of the secure content management software: URL filter, anti-virus, anti-spam, instant message filter, content protection, and SSL scanner.

•	Security Management Platform. Global Command Center is designed to enable large enterprises and government entities to implement and manage security policies easily and consistently across complex networks of firewalls and other security related products. Specifically, Global Command Center is designed to enable customers to centrally monitor and audit security policies, back-up and restore security configurations, centrally manage software updates and licensing and simplify routine administrative tasks.

Customers

Our expanded global footprint now encompasses more than 17,000 customers operating some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, real estate, telecommunications, manufacturing, public utilities, schools, and federal, state and local governments. We have relationships with the largest agencies of the United States government. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, and Latin America.

No customer accounted for more than 10% of our total revenue in 2005, 2004 or 2003.

Sales

We sell our products and services through both direct and indirect channels through domestic and international distributors, value-added resellers, major integrators, and OEMs. For 2005, sales to major end users comprised 27% of total product sales, while indirect channel sales comprised 73%. Our sales organization is divided geographically into the following territories: North America; Europe, the Middle East and Africa; Asia Pacific; and Latin America.

International sales accounted for 38% of total revenue during 2005. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories. Independent market analyst reports indicate that international markets will continue to provide increased opportunities for e-business security products. The following table summarizes our domestic and international revenues (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues:
Domestic	$67,689	$64,431	$53,673
International	41,486	28,947	22,540

	$109,175	$93,378	$76,213

Our market strategy revolves around our PartnersFirst reseller program, a channel program through which nearly all of our global indirect business is conducted. The program reflects our commitment to a partner-focused sales model, and enhances access to our products by making them available through over 1,300 resellers via leading distribution partners and streamlined processes. Our channel program makes the process of doing business with us simple, while giving partners enhanced abilities to increase revenue.

We have a United States federal government sales team and maintain a General Services Administration (GSA) schedule for our products to facilitate government orders. The United States government is the world’s largest buyer of security products, and continues to be a strong market for us.

The following table summarizes our products and services revenues (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues:
Products	$79,339	$67,625	$52,422
Services	29,836	25,753	23,791

	$109,175	$93,378	$76,213

Marketing

We market our products to existing customers and prospects worldwide using a variety of integrated marketing programs. Our marketing team creates and implements marketing campaigns in each of our major functional market areas—corporate marketing for company and brand awareness, product marketing, and partner marketing.

By leveraging relationships with our channel partners, we generate sales leads and brand awareness through customer focused initiatives. Additionally, we work closely with industry analysts and current customers to understand the trends and needs associated with the security marketplace. Our research and experience help drive key marketing initiatives including: direct marketing, Web marketing, print advertising, customer seminars, Web seminars, and trade shows. We also work closely with outside vendors to help us pre-qualify all of our leads to ensure we are providing our partners with the most qualified prospects possible.

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

Recent Acquisitions

On January 12, 2006 we completed the acquisition of CyberGuard Corporation, a provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. Under the definitive agreement, we issued 0.5 shares of our common stock and $2.73 in cash for each outstanding share of CyberGuard common stock. The transaction was pursuant to an Agreement and Plan of Merger dated August 17, 2005 and will be accounted for as a business purchase. See note 16 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

On October 13, 2003 we acquired 100% of the outstanding common shares of N2H2, Inc. We accounted for this acquisition as a business purchase and, accordingly, we have included the operating results of this business in our consolidated financial statements since that date. See note 2 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

Competition

The market for network security is highly competitive, and we expect competition to intensify in the future. Our products compete on the basis of quality of security, ease of installation and management, scalability, performance and flexibility. Each of our individual products competes with a different group of competitors and products. Current competitors for our existing products include: Check Point Software Technologies Ltd.; Cisco Systems, Inc.; Fortinet, Inc.; Juniper Networks; RSA Security, Inc.; SonicWall; SurfControl, plc; Symantec Corporation; and Websense, Inc.

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

Our SafeWord product line includes a small token, available in various designs, which is used for user authentication. We source these tokens through electronics assembly manufacturers located in China. In addition, we utilize specialized robotic equipment for certain automated deployment services for some of our SafeWord token customers.

The majority of the materials used in our manufacturing operations are industry-standard parts. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (computer servers, computer peripherals, memory disk drives, and storage devices).

Research and Development

Our internal engineering staff performs internal development of new products and features. Of our 164 engineering employees at February 22, 2006 (reflecting the impact of the recent CyberGuard acquisition), 37 held postgraduate degrees. For the years ended December 31, 2005, 2004, and 2003, our research and development expenses were $16.9 million, $16.1 million, and $15.2 million, respectively.

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

Employees

As of December 31, 2005, we had approximately 400 employees. As of February 22, 2006, we had approximately 642 employees (reflecting the impact of the recent CyberGuard acquisition). Of these employees, 211 were involved in sales and marketing, 84 in customer support and services, 208 in research and development, 61 in production, 30 in information technology and 48 in administrative, human resources and finance. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers and their ages as of February 22, 2006 are as follows:

EXECUTIVE OFFICERS	AGE	POSITION WITH SECURE COMPUTING CORPORATION
John E. McNulty	59	Chief Executive Officer, President and Chairman of the Board
Timothy J. Steinkopf	44	Senior Vice President of Operations and Chief Financial Officer
Vincent M. Schiavo Michael J. Gallagher Mary K. Budge	48 42 50	Senior Vice President of Worldwide Sales Senior Vice President of Product Development Senior Vice President, Secretary and General Counsel
T. Paul Thomas	46	Senior Vice President of Marketing and Corporate Strategy

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

TIMOTHY J. STEINKOPF is our Senior Vice President of Operations and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer in March 2001. Mr. Steinkopf was appointed to Senior Vice President in January 2002. From 1999 until joining us, he was at Silicon Entertainment, Inc. where his last position was Chief Financial Officer and Vice President of Finance. He was the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc. from 1991 to 1999. Prior to that, he was at Ernst & Young LLP.

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

T. PAUL THOMAS is our Senior Vice President of Marketing and Corporate Strategy. Mr. Thomas joined us in January 2006. From 2005 until joining us, he was the President and CEO of Seclarity, Inc. Prior to that he served as President and CEO of Artisoft Inc., Turbolinux Inc., Intrinsic Graphics Inc., and CEO Software. Mr. Thomas also previously held various sales and marketing positions with Compaq Corporation and Apple Computer.

None of the executive officers are related to each other or to any other director of Secure Computing.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of the merger with CyberGuard Corporation.    Our merger with CyberGuard involves the integration of two companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies’ operations include, among other things:

•	Coordinating geographically disparate organizations, systems and facilities;

•	Integrating personnel with diverse business backgrounds;

•	Consolidating corporate and administrative functions;

•	Consolidating research and development, and manufacturing operations;

•	Coordinating sales and marketing functions;

•	Retaining key employees; and

•	Preserving the research and development, collaboration, distribution, marketing, promotion and other important relationships of the companies.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could harm the business, results of operations, financial condition or prospects of the combined company after the merger.

Among the factors considered by Secure Computing’s and CyberGuard’s boards of directors in connection with their approvals of the merger agreement were the opportunities for cost savings from operating efficiencies that could result from the merger. There can be no assurance that these savings will be realized within the time periods contemplated or that they will be realized at all. We cannot be certain that the integration of the two companies’ operations will result in the realization of the full benefits anticipated by the companies to result from the merger.

We have experienced operating losses in the past and may experience operating losses in the future.    In 2005 we had continuing operating profit. However, we have incurred losses in the past. If we are unable to attain operating profits in each quarter and for the year, our stock price may decline, which could cause you to lose part or all of your investment.

In 2005 we were cash flow positive, however, we have experienced negative cash flow in the past and may experience negative cash flow in the future. If, at that time, sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements.    We believe that our current cash balances are sufficient to satisfy our working capital requirements for at least the next twelve months. We may need to obtain additional financing at that time or sooner if our plans change or if we expend cash sooner than anticipated. We currently do not have any commitments from third parties to provide additional capital. The risk to us is that if at any time we will need cash, financing from other sources may not be available on satisfactory terms or at all. Our failure to obtain financing at that time could result in our insolvency and the loss to investors of their entire investment in our common stock.

Warburg Pincus could have significant influence over us.    Warburg Pincus beneficially owns 100% of the outstanding shares of Secure Computing Series A Preferred Stock or 10.5% of Secure Computing common stock on a fully diluted basis. The shares of Series A Preferred Stock are convertible into shares of our common stock at the holder’s option, at a rate determined by dividing the aggregate liquidation preference of the shares of Series A Preferred Stock to be converted by $13.51. This liquidation preference, and the shares of common stock issuable upon conversion of the Series A Preferred Stock, accretes at the rate of 5% per year, compounded semi-annually over time. Subject to certain exceptions and limitations, the liquidation preference shall accrete for 54 months from the date of issuance, giving Warburg Pincus approximately 6.5 million shares, or 13% of our company on a fully accreted basis.

Also, Warburg Pincus holds a warrant to purchase 1,000,000 shares of common stock at an initial per share exercise price of $14.74. Additionally, Warburg Pincus is entitled to nominate a member to our board of directors and the consent of the holders of the Series A Preferred Stock is required for certain corporate actions. Accordingly, Warburg Pincus could significantly influence the outcome of any corporate transaction or other matter submitted to the stockholders for approval. The interests of Warburg Pincus may differ from the interests of other stockholders.

Holders of our Series A Preferred Stock have rights that are senior to those of our Common Stock.    Holders of our Series A Preferred Stock are entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following:

•	beginning July 2010, shares of Series A Preferred Stock will be entitled to receive semi-annual dividends equal to 5.0% of the Series A Preferred Stock liquidation preference per year, which dividend may be paid in cash or added to the Series A Preferred Stock liquidation preference;

•	each share of Series A Preferred Stock has an initial liquidation preference of $100 and the liquidation preference accretes daily at an annual rate of 5.0%, compounded semi-annually;

•	upon a change of control of our company, Warburg Pincus may elect to (i) convert the shares of Series A Preferred Stock into shares of Common Stock and receive the consideration due to the holders of Common Stock upon conversion, or (ii) cause us to redeem the Series A Preferred Stock for cash at the liquidation preference then in effect;

•	if a change of control occurs within 5 years of the issuance of the Series A Preferred Stock, the liquidation preference shall be an amount equal to the liquidation preference then in effect plus a premium of (i) 15% if the change of control occurs prior to the first anniversary of the issuance of the Series A Preferred Stock, (ii) 10% if the change of control occurs after the first anniversary of the issuance of the Series A Preferred Stock but prior to the second anniversary of the issuance of the Series A Preferred Stock, (iii) 5% if the change of control occurs after the second anniversary of the issuance of the Series A Preferred Stock but prior to the fourth anniversary of the issuance of the Series A Preferred Stock or (iv) 1% if the change of control occurs after the fourth anniversary of the issuance of the Series A Preferred Stock but prior to the fifth anniversary of the issuance of the Series A Preferred Stock;

•	holders of Series A Preferred Stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuances or sales;

•	the conversion price of the Series A Preferred Stock, which initially shall be $13.51 per share, will be subject to customary broad-based weighted average anti-dilution adjustments and other customary adjustments;

•	the approval of holders of majority of the Series A Preferred Stock is separately required to (i) approve changes to our certificate of incorporation or bylaws that adversely affect Warburg Pincus’s rights, (ii) adopt any stockholder rights plan that would dilute the economic or voting interest of Warburg Pincus, (iii) incur certain debt, distribute assets, pay dividends or repurchase securities, (iv) create or issue any equity security with rights senior to or on parity with the Series A Preferred Stock, (v) increase the size of our board of directors above nine members and (vi) take any action that adversely affects the rights, preferences and privileges of the Series A Preferred Stock; and

•	for so long as Warburg Pincus and its affiliates owns at least 50% of its shares of Series A Preferred Stock, the holders of Series A Preferred Stock will have the right, voting as a separate class, to appoint one member to our board of directors.

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

Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise-wide security products, including Microsoft Corporation, Sun Microsystems, Inc., IBM, Computer Associates, and Hewlett Packard. If any of those potential competitors begins to offer enterprise-wide security systems as a component of its hardware, demand for our solutions could decrease. Ultimately, approaches other than ours may dominate the market for enterprise network and data security products.

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

If an OEM customer reduces or delays purchases, our revenue may decline and/or our business could be adversely affected.    We currently have formed relationships with several OEMs including Blue Coat, Cisco, Computer Associates, McAfee and Network Appliance. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace and the growth of our business, and your investment in our common stock may decline in value.

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

Our stock price is highly volatile, which may cause our investors to lose money and may impair our ability to raise money, if necessary.    The price of our common stock, like that of many technology companies, has fluctuated widely. During 2005, our stock price ranged from a per share high of $14.70 to a low of $7.38. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital, if necessary. Factors that may affect stock price volatility include:

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

If we lose a significant customer, we will realize smaller profits.    We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers in products and services made up 27% of our revenue in 2005. If we lose any of these customers or if our revenues from any of these customers are reduced, and we fail to replace the customer or fail to increase revenues from other customers, we will incur smaller profits.

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

The ability to attract and retain highly qualified personnel to develop our products and manage our business is extremely important, and our failure to do so could harm our business.    We believe our success depends to a large extent upon a number of key technical and management employees. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers and sales, consulting, technical, financial, operations, marketing, and management personnel. These personnel are particularly important to our research and development efforts and we employ a large number of technical personnel holding advanced degrees and special professional certification. Competition for qualified personnel is intense, and we expect it to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require. Our operating results and our ability to successfully execute our business plan will be adversely affected if we fail to retain and increase our key employee population.

Our international operations subject us to risks related to doing business in foreign countries.    International sales are a substantial portion of our business. Although all of our sales are payable in U.S. dollars as of December 31, 2005, several factors could make it difficult for customers from foreign countries to purchase our products and services or pay us for obligations already incurred. Such factors include:

•	Severe economic decline in one of our major foreign markets; and

•	Substantial decline in the exchange rate for foreign currencies with respect to the U.S. dollar.

A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. For fiscal year 2005, 38% of our total revenue came from international sales compared to 31% in 2004. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

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

ITEM 2.    PROPERTIES

We are currently headquartered in approximately 11,000 square feet of office space in San Jose, California. As of December 31, 2005, we had two separate facilities with a combined square footage of approximately 73,000 square feet in St. Paul, Minnesota. However, on February 20, 2006, we relocated into one facility in St. Paul, Minnesota with a square footage of approximately 94,000 square feet, that is occupied by production, research and development, and administration. We have research facilities located in Concord, California and Seattle, Washington that occupy approximately 17,000 square feet and 10,000 square feet, respectively. In support of our United States field sales organization, we also lease 5,200 square feet of office space in Reston, Virginia. We occupy these premises under leases expiring at various times through the year 2016. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; Japan; China and Hong Kong. We believe that our facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the in the Superior Court of California—County of Contra Costa. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The Court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1.1 million. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur costs for approximately $1.1 to $2.0 million plus post-judgment interest and fees.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the three months ended December 31, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ national market under ticker symbol: SCUR. As of February 22, 2006, there were approximately 4,100 registered holders. The number of registered holders represents the number of shareholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 21,900 beneficial owners. The low and high sale price of our common stock during the last eight quarters are as follows:

	2005		2004
Quarter	High	Low	High	Low
First	10.75	7.38	19.95	12.25

Second	11.83	8.01	17.89	8.48

Third	12.91	10.32	11.77	5.80

Fourth	14.70	10.74	10.65	7.50

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

Sale of Unregistered Securities

On August 17, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus IX, L.P., as amended December 9, 2005. Pursuant to the terms of the Securities Agreement, we agreed to issue to Warburg Pincus 700,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 1,000,000 shares of our common stock in exchange for $70 million, subject to stockholder approval, among other conditions. The Series A Convertible Preferred Stock are convertible at $13.51 a share, and include a 5% accretive dividend. The warrant is exercisable at a price of $14.74 per share. On January 11, 2006, our stockholders approved the issuance of shares of Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock to Warburg Pincus, and we issued the shares of Series A Convertible Preferred Stock and the warrant on January 12, 2006. The issuance was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. We are in the process of filing a Registration Statement on Form S-3 which will register the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the common stock issuable upon exercise of the warrant for resale.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)(2)	5,554,710	$10.95	102,909
Equity compensation plans not approved by stockholders (3)	2,994,605	8.42	72,224

Total	8,549,315	$10.06	175,133

(1)	In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years.

(2)	In connection with our acquisition of N2H2, Inc. in October 2003, we assumed all of the outstanding N2H2 stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan (the “N2H2 Plans”), which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $9.45 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

(3)	In July 2002, our Board of Directors and compensation committee approved our 2002 Stock Option Plan. In September 2005, our Board of Directors and Compensation Committee approved an amendment and restatement of our 2002 Stock Option Plan. Our stockholders approved the amendment and restatement on January 11, 2006. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 5,000,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock option grants under this plan vest 25% after the first year and then monthly over the following three years.

ITEM 6.    SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	(Table in thousands, except per share amounts)
	2005(1)	2004(1)	2003(1)	2002(2)	2001
STATEMENT OF OPERATIONS DATA:
Revenue	$109,175	$93,378	$76,213	$61,960	$48,353
Gross profit	87,126	75,991	63,578	51,654	37,874
Net income (loss) from continuing operations	21,374	12,835	9,290	(5,166)	(7,237)
Net loss from discontinued operations/disposal of AT division	—	—	(1,034)	(1,310)	(1,733)
Net income (loss)	21,374	12,835	8,256	(6,476)	(8,970)

Basic income (loss) per share:
Continuing operations	0.59	0.36	0.29	(0.18)	(0.26)
Discontinued operations	—	—	(0.03)	(0.04)	(0.06)

Basic income (loss) per share	$0.59	$0.36	$0.26	$(0.22)	$(0.32)

Diluted income (loss) per share:
Continuing operations	0.57	0.34	0.28	(0.18)	(0.26)
Discontinued operations	—	—	(0.03)	(0.04)	(0.06)

Diluted income (loss) per share	$0.57	$0.34	$0.25	$(0.22)	$(0.32)

BALANCE SHEET DATA:
Working capital	$82,071	$51,391	$28,989	$8,817	$20,790
Total assets	171,763	130,914	108,475	60,943	44,833
Stockholders’ equity	121,883	91,826	72,014	29,663	28,696

(1)	2005, 2004 and 2003 balance sheet data includes $25.4 million, $25.5 million and $26.5 million, respectively, of goodwill related to the acquisition of N2H2, Inc. completed in late 2003 and $13.8 million in both 2005 and 2004 and $14.0 million in 2003 of goodwill related to the acquisition of the Gauntlet™ firewall and VPN business completed in early 2002.

(2)	2002 balance sheet data includes $15.2 million of goodwill related to the acquisition of the Gauntlet firewall and VPN business completed in early 2002 and a litigation settlement accrual of $7.3 million.

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

Executive Overview

Our specialized solutions are designed to meet our customers’ needs to balance security and accessibility and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate well with each other for a more comprehensive, unified, and centrally managed solution. Our products’ ability to scale as the infrastructure or number of users grows has always been, and continues to be, one of our hallmarks. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. As the overall malicious threat environment continues to evolve, companies are investing valuable budget dollars in robust security products. We are well positioned to provide customers with technologically advanced products to protect their networks from both known and unknown attacks. For the second consecutive year, all three of our product lines were nominated as finalists by SC Magazine’s Reader Trust Awards. These nominations are based on responses from customers and thousands of IT professionals, and are indicative of our reputation for offering proven, world-class IT security solutions.

We operate our business within one operating segment called enterprise security solutions. The three product lines that represent the majority of our revenue are the Sidewinder G2 Security Appliance, our SafeWord authentication products and our Web filtering products. For the full year 2005 security appliance revenue was 48% of total revenue, authentication revenue was 21% of total revenue and Web filtering revenue was 31% of total revenue. On a combined basis total revenue increased 17% compared to the prior year, driven by growth across all product lines.

In early 2005, we released a new line of Sidewinder G2 Security Appliances designed specifically for smaller enterprises, which deliver the same enterprise-level benefits of UTM functionality at an SMB price point. These appliances are well positioned to satisfy increased market demands for application security. In 2005 we also launched Sidewinder G2 Security Reporter, a product that enables our customers to comply with regulatory initiatives that require creating an audit trail and filing detailed reports.

As part of our UTM focus, this year we also focused on combating the growing threat of spyware and fraud (phishing and pharming attacks and the like) by building spyware and fraud prevention into our UTM environment.

The advent of phishing and the push to online banking is driving accelerated adoption of two-factor authentication. The online banking landscape is in the midst of a significant transition. The Federal Financial Institutions Examination Council (FFIEC) has issued guidance to banks for enhanced authentication, customers are demanding two-factor authentication, and leading banks are deploying it. In the fourth quarter of 2005, we recognized our first major win in this evolving landscape and announced a significant SafeWord token sale to the largest bank in Latin America.

Our channel program targeted at the Multiple Listings Services (MLS) in the real estate market continued to gain strong traction in 2005. Clareity Security, our real estate industry partner, continues to win new SafeWord business and currently has 15 customers signed with many more in their pipeline. We also see similar opportunities in other industries, such as health care, high-tech, and retail, that are recognizing the inherent value of strong authentication.

We continued to build on the success of our 2003 acquisition of N2H2 with the release of SmartFilter 4.1. This release completed our integration plan to combine N2H2’s Bess and Sentian features into the SmartFilter product line and also incorporated protection against the growing threat of spyware, phishing and other online threats.

In 2005 we announced our partnership with McAfee, Inc. Under this partnership the McAfee Secure Internet Gateway and Secure Web Gateway appliances now use our SmartFilter product for Web filtering.

In addition to increasing functionality, platforms and technology integrations of our products, we continued to expand our market presence through an extensive worldwide network of value-added resellers, distributors, and OEM partners. These partners generated 73% of our revenues in 2005.

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

International sales accounted for 38% of total revenue during 2005. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each country, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

On January 12, 2006, we completed the acquisition of CyberGuard Corporation, a provider of network security solutions. This acquisition is expected to place us as the market leader in UTM and strengthens our position in Web filtering and the SCM space. Additionally, we will have a larger presence in the Global 5000 enterprise markets as well as the U.S. Federal Government.

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

We exited 2005 with $81.2 million in cash, cash equivalents, and short-term investment and generated $27.3 million in cash from operations.

In 2005, we focused our efforts on strengthening our core product offerings and developing a stronger worldwide channel. In 2005, we recruited nearly 500 new partners worldwide and experienced 29% year-over-year growth in channel revenue. Our 67% year-over-year improvement in net income from continuing operations was driven by strong revenue growth, strong gross margins and our ability to control operating expenses.

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2005	2004	2003
Revenues:
Products	73%	72%	69%
Services	27	28	31

Total revenues	100	100	100
Cost of revenues:
Products	15	13	10
Services	5	6	7

Total cost of revenues	20	19	17

Gross profit	80	81	83
Operating expenses:
Selling and marketing	39	44	44
Research and development	15	17	20
General and administrative	7	7	7

Total operating expenses	61	68	71

Operating income	19	13	12
Interest and other income	2	1	—

Income before tax	21	14	12
Income tax expense	(1)	—	—
Income from continuing operations	20	14	12
Loss from operations of discontinued AT division	—	—	(1)
Loss on disposal of discontinued AT division	—	—	(0)

Net income	20%	14%	11%

Comparison of Years Ended December 31, 2005 and 2004.

Revenue.    Our total revenues increased 17% to $109.2 million in 2005, up from $93.4 million in 2004. Our product revenues increased 17% to $79.3 million in 2005, up from $67.6 million in 2004. Our service revenues increased 16% to $29.8 million in 2005, up from $25.8 million in 2004. The increase in total revenues in 2005 was driven by growth across all product lines. Our Sidewinder G2 Firewall product line revenue increase was due to increased demand for our security appliance. Our Web filtering product line revenue increase was due to continued traction through OEM relationships. The SafeWord product line revenue increase was driven by sustained demand for high assurance solutions.

Cost of Revenues and Gross Profit.    Total cost of revenues, which includes products and services costs, increased 27% to $22.0 million in 2005, up from $17.4 million in 2004. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of revenue decreased from 81% in 2004 to 80% in 2005. Gross profit for products decreased to 79% in 2005 compared to 82% in 2004. This decline was driven by increased sales volume on products containing a hardware component, primarily the SafeWord token sales, which have a lower gross profit margin than our software products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2005 as compared to 2004. Gross profit for services was 83% in 2005 compared to 80% in 2004. The improvement in the gross profit rate for services was primarily driven by our services revenue growth outpacing the growth of our services costs in 2005 compared to 2004.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 5% to $66.8 million for 2005, up from

$63.8 million in 2004. This increase was driven primarily by an inflationary increase in payroll and related costs and inflationary increases in corporate costs. As a percentage of revenue, total operating expenses were 61% for 2005 compared to 68% in 2004. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2005 compared to 2004.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 4% to $42.7 million in 2005, up from $41.2 million in 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 39% in 2005 compared to 44% in 2004. This improvement was primarily driven by revenue growth outpacing the growth of selling and marketing expenses during 2005 compared to 2004.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 5% to $16.9 million in 2005, up from $16.1 million in 2004. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs. As a percentage of revenue, research and development expenses were 15% for the year compared to 17% in 2004. This improvement was primarily driven by revenue growth outpacing the growth of research and development expenses during 2005 compared to 2004.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 11% to $7.2 million in 2005, up from $6.5 million in 2004. This increase was driven primarily by an increase in audit and legal fees, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7% in both 2005 and 2004. This rate remained consistent compared to prior year, despite the increase in our general and administrative expenses, due to revenue growth being consistent with the growth of general and administrative expenses in 2005 compared to 2004.

Interest and Other Income.    Net interest and other income was $1.6 million in 2005, an increase from $607,000 in 2004. The increase reflects higher interest rates on higher cash balances in 2005 as compared to 2004.

Income Taxes.    We incurred tax expenses of $608,000, consisting of $349,000 for United States Federal alternative minimum tax expense, $58,000 for state income tax expense, and $201,000 for various foreign income taxes, in 2005 compared to no tax expense recognized in 2004. Federal alternative minimum tax was provided for in 2005 on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carry forward which we have available. This is in accordance with applying current tax law. The tax position provided for in the income tax provisions prior to 2005 did not include alternative minimum taxable income. Similar to 2005, we anticipate that we will be in an alternative minimum taxable income position in 2006. Tax expense of $283,000 incurred for various foreign income taxes and $62,000 incurred for state income tax in 2004 was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. We have assessed the likelihood that our net deferred tax assets will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We have determined that it is more likely than not that the net deferred tax assets will be realized based on expected levels of future taxable income in the United States and certain foreign jurisdictions and the implementation of tax planning strategies. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $9.4 million is required to realize the $3.6 million deferred tax asset at December 31, 2005. We had total net operating loss carryforwards of approximately $177.7 million at December 31, 2005. Of these carryforwards, $49.9 million relates to stock option exercises and $58.4 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $60.0 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Deferred taxes are required to be measured at the regular tax rate. An analysis recently completed of our regular tax rate, indicated that our tax rate had changed. Accordingly the deferred tax components, including the valuation allowance, were adjusted as a result of applying the appropriate rate. The deferred tax components include the benefit of the alternative tax credit carry forward. See Note 10 of the Notes to the Consolidated Financial Statements regarding the tax effect of these items in 2005.

Estimates were used in the determination of our provision for income taxes, current income taxes payable, as well as in our deferred tax asset and liability analysis. These estimates take into account current tax laws and our interpretation of these current tax laws within the various taxing jurisdictions within which we operate. Changes in the tax laws or our interpretation of tax laws and the resolution of future audits could impact our provision for income taxes.

Comparison of Years Ended December 31, 2004 and 2003.

The comparison of years ended December 31, 2004 and 2003 reflects the classification of the AT division as discontinued operations.

Revenues.    Our total revenues increased 23% to $93.4 million in 2004, up from $76.2 million in 2003. Our product revenues increased 29% to $67.6 million in 2004, up from $52.4 million in 2003. Our service revenues increased 8% to $25.8 million in 2004, up from $23.8 million in 2003. The increase in total revenues in 2004 was driven by growth across all product lines. Our Sidewinder G2 Firewall product line revenue increase was due to demand for our next-generation security appliance line. Our Web filtering product line revenue increase was due to continued traction through OEM relationships and the incremental Bess and Sentian revenue contributed as a result of the N2H2, Inc. acquisition late in 2003. The SafeWord product line revenue increase was driven by sustained demand for high assurance solutions.

Cost of Revenues and Gross Profit.    Total cost of revenues, which includes products and services costs, increased 38% to $17.4 million in 2004 up from $12.6 million in 2003. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of revenue decreased from 83% in 2003 to 81% in 2004. Gross profit for products decreased to 82% in 2004 compared to 86% in 2003. This decline was driven by increased sales volume on products containing a hardware component, primarily the Sidewinder G2 appliance sales, which have a lower gross profit margin than our software products. Gross margins were also reduced as a result of a larger portion of business being transacted with channel partners versus direct to end users in 2004 as compared to 2003. Gross profit for services was 80% in 2004 compared to 79% in 2003. The improvement in the gross profit rate for services was primarily driven by our services revenue growth outpacing the growth of our services costs in 2004 compared to 2003.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, and general and administrative expenses. Total operating expenses increased 17% to $63.8 million for 2004, up from $54.4 million in 2003. This increase was driven primarily by an inflationary increase in payroll and related costs and inflationary increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 68% for 2004 compared to 71% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses during 2004 compared to 2003.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 22% to $41.2 million in 2004, up from $33.7 million in 2003. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 44% in both 2004 and 2003. This rate remained consistent compared to prior year, despite the increase in our selling and marketing expenses, due to revenue growth being consistent with the growth of selling and marketing expenses in 2004 compared to 2003.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 6% to $16.1 million in 2004, up from $15.2 million in 2003. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs as well as increased facility costs as a direct result of our N2H2 acquisition in late 2003. As a percentage of revenue, research and development expenses were 17% for the year compared to 20% in 2003. This improvement was primarily driven by revenue growth outpacing the growth of research and development expenses during 2004 compared to 2003.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 17% to $6.5 million in 2004, up from $5.5 million in 2003. This increase was driven primarily by an increase in audit and legal fees, inflationary increases in allocated corporate costs, and to a lesser extent, inflationary increases in payroll and benefits. As a percentage of revenue, general and administrative expenses were 7% in both 2004 and 2003. This rate remained consistent compared to prior year, despite the increase in our general and administrative expenses, due to revenue growth being consistent with the growth of general and administrative expenses in 2004 compared to 2003.

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

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity was $81.2 million of cash, cash equivalents and short term investments, representing a $28.9 million increase from December 31, 2004. The increase is primarily due to cash provided by operating activities, cash received from the exercise of stock options, and the sale of common stock through our employee stock purchase plan, offset by capital additions. At December 31, 2005, we have net future payments under non-cancelable operating leases of $15.4 million and commitments for capital expenditures of $1.8 million related to the St. Paul facility, which we expect to pay in the first quarter of 2006. We have no long-term material commitments for capital expenditures. We expect to generate cash during 2006 as we expect revenue to continue to grow at a faster rate than operating expenses.

Since our inception, we have financed our operations primarily through sales of our equity securities, and more recently, from cash generated from operations.

Net cash provided by operating activities of $27.3 million for the twelve months ended December 31, 2005, was comprised of $21.4 million in net income from continuing operations, $3.6 million in net non-cash related expenses, a $1.0 million decrease in other current assets, a $1.3 million increase in other liabilities, and a $9.6 million increase in deferred revenue, offset by a $9.5 million increase in accounts receivable. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used in investing activities of $24.1 million for the twelve months ended December 31, 2005, was comprised primarily of net purchases of investments of $16.7 million, $2.5 million of cash used for net capital additions, which were made up of computer equipment, technology upgrades, furniture and leasehold improvements, and $4.9 million used for intangible and other asset additions.

Net cash provided by financing activities of $8.7 million for the twelve months ended December 31, 2005 consisted primarily of proceeds received from the exercise of stock options and the sale of common stock through our employee stock purchase plan.

As of December 31, 2005, we had working capital of $82.1 million. We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses and to license technology or products related to our line of business. We expect to spend approximately $7.0 million on capital expenditures in 2006, of which $3.0 million pertains to capital expenditures for the new St. Paul facility.

A summary of our total contractual cash obligations as of December 31, 2005 is as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Operating leases, net of subleases	$15,418	$2,726	$4,180	$2,572	$5,940

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In connection to the acquisition of CyberGuard Corporation announced on January 12, 2006, $88.8 million in cash proceeds were distributed to the CyberGuard Shareholders, of which $70 million was financed by Warburg Pincus Private Equity IX, L.P. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, short term investments.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2005 or as of December 31, 2004.

Critical Accounting Policies and Estimates

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 of the Notes to Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition.    We derive our revenue primarily from two sources: (i) sales of products, including hardware, subscriptions, software licenses, and royalties and (ii) sales of services, including maintenance arrangements to provide upgrades and customer support and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Subscription-based contracts and maintenance and support contracts are generally for 12, 24 or 36 months in duration. Subscription revenue along with maintenance revenue for providing product upgrades and customer support are deferred and recognized ratably over the service period beginning with the month the subscription or service begins.

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

Further, it is our policy that our distributors and resellers are not allowed to hold inventory with the exception of international resellers who are allowed to hold inventories of “SafeWord for Citrix” (and other ‘Safeword for’ products). This is a low price-point product with disproportionately high overseas freight costs. As such, we allow the reseller to carry a balance of inventory and provide end-user sell-through reporting. Revenue is recognized at the point that we receive evidence of sell-through to the end-user.

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

Valuation of Long-Lived Assets, Including Goodwill and Other Intangible Assets.    Intangible assets consist of patents, trademarks, capitalized software costs, a purchased customer list, purchased control lists, capitalized developed technology and goodwill, all of which are recorded at cost or fair value. Patents, trademarks, customer and control lists, and capitalized developed technology are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. See our accounting policy of capitalized software costs under Research and Development in Note 1 of Notes to Consolidated Financial Statements. Goodwill is not

amortized, but is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down would be recorded as an impairment loss in income from operations.

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

SFAS No. 123(R) permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have evaluated the two methods and have determined to implement the modified prospective method. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections”. SFAS No. 154 replaces Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued a Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We believe the adoption of FSP 115-1 will not have a material impact on our consolidated financial statements.

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

We also hold an equity interest in a privately held technology company. This investment was recorded at cost and is reported in other assets on our consolidated balance sheets. As of December 31, 2005 this investment had a carrying value of $2.7 million.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As December 31, 2005, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 59.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information under the heading “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Registrant’s Proxy Statement to be filed on or about March 31, 2006. See also Part I, Item 1, “Executive Officers” of this Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in the Registrant’s Proxy Statement which the Registrant anticipates filing on or about March 31, 2006, under the headings “Election of Directors,” “Report of the Compensation Committee,” “Executive Officer Compensation Program,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Performance Evaluation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading “Certain Transactions” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Registered Public Accounting Firm” in the Registrant’s Proxy Statement that the Registrant anticipates filing on or about March 31, 2006.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm – Section 404

2.	Consolidated Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)    Reports on Form 8-K:

On December 13, 2005, we filed a report on Form 8-K pursuant to Item 1.01, “Entry into a Material Agreement”, announcing that on December 9, 2005, we signed an amendment with Warburg Pincus Private Equity IX, L.P. to the August 17, 2005 Securities Purchase Agreement to change the termination date from December 31, 2005, to January 31, 2006.

(c)    Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

Exhibit	Description

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

4.5	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006.

10.9	Employment Agreement with T. Paul Thomas

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (See page 60.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$50,039	$37,899
Investments	31,140	14,407
Accounts receivable (net of reserves of 2005 - $272; 2004 - $450)	29,795	20,263
Inventories	2,174	2,793
Deferred income taxes	3,604	3,604
Other current assets	4,858	5,228
Current assets from discontinued operations	11	260

Total current assets	121,621	84,454

Property and equipment
Computer equipment and software	12,490	18,100
Furniture and fixtures	326	2,445
Leasehold improvements	1,093	2,415

	13,909	22,960
Accumulated depreciation	(10,068)	(18,919)

	3,841	4,041

Goodwill	39,230	39,329
Intangible assets (net of accumulated amortization of 2005 - $1,974; 2004 - $1,262)	1,814	2,482
Other assets	5,257	608

Total assets	$171,763	$130,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,997	$2,578
Accrued payroll	4,690	4,090
Other accrued expenses	2,377	1,601
Acquisition reserve	389	879
Deferred revenue	29,097	23,915

Total current liabilities	39,550	33,063

Acquisition reserve, net of current portion	364	493
Deferred revenue, net of current portion	9,966	5,532

Total liabilities	49,880	39,088

Stockholders’ equity
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000 shares; issued and outstanding shares - December 31, 2005 and 2004 – none	—	—
Common stock, par value $.01 per share:
Authorized – 50,000,000 shares; issued and outstanding shares – December 31, 2005 – 37,021,089 and December 31, 2004 – 35,797,695	370	358
Additional paid-in capital	205,970	197,244
Accumulated deficit	(83,698)	(105,072)
Accumulated other comprehensive loss	(759)	(704)

Total stockholders’ equity	121,883	91,826

Total liabilities and stockholders’ equity	$171,763	$130,914

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue
Products	$79,339	$67,625	$52,422
Services	29,836	25,753	23,791

Total revenues	109,175	93,378	76,213

Cost of revenues
Products	16,876	12,335	7,621
Services	5,173	5,052	5,014

Total cost of revenues	22,049	17,387	12,635

Gross profit	87,126	75,991	63,578

Operating expenses
Selling and marketing	42,689	41,201	33,715
Research and development	16,897	16,106	15,179
General and administrative	7,189	6,456	5,535

	66,775	63,763	54,429

Operating income	20,351	12,228	9,149
Interest and other income	1,631	607	141

Income before tax	21,982	12,835	9,290
Income tax expense	(608)	—	—

Net income from continuing operations	21,374	12,835	9,290
Loss from operations of discontinued AT division	—	—	(757)
Loss on disposal of AT division	—	—	(277)

Net income	$21,374	$12,835	$8,256

Basic income (loss) per share:
Continuing operations	$0.59	$0.36	$0.29
Discontinued operations	—	—	(0.03)

Basic income per share	$0.59	$0.36	$0.26

Weighted average shares outstanding - basic	36,338	35,576	31,986

Diluted income (loss) per share:
Continuing operations	$0.57	$0.34	$0.28
Discontinued operations	—	—	(0.03)

Diluted income per share	$0.57	$0.34	$0.25

Weighted average shares outstanding - diluted	37,709	37,256	33,654

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
BALANCE, December 31, 2002	—	$—	29,684,459	$297	$156,132	$(126,163)	$(603)	$29,663
Comprehensive income:
Net income for the year	—	—	—	—	—	8,256	—	8,256
Foreign currency translation adjustment	—	—	—	—	—	—	90	90
Unrealized loss on investments	—	—	—	—	—	—	(6)	(6)

Total comprehensive loss								8,340
Exercise of employee stock options	—	—	1,073,964	11	4,238	—	—	4,249
Employee stock purchase plan activity	—	—	297,106	3	1,349	—	—	1,352
Litigation settlements	—	—	2,029,729	20	8,375	—	—	8,395
Purchase of N2H2, net of cash issued for fractional shares	—	—	1,868,514	19	19,996	—	—	20,015

BALANCE, December 31, 2003	—	—	34,953,772	350	190,090	(117,907)	(519)	72,014
Comprehensive income:
Net income for the year	—	—	—	—	—	12,835	—	12,835
Foreign currency translation adjustment	—	—	—	—	—		(183)	(183)
Unrealized loss on investments	—	—	—	—	—	—	(2)	(2)

Total comprehensive income								12,650
Exercise of employee stock options	—	—	678,451	6	5,787	—	—	5,793
Employee stock purchase plan activity	—	—	165,472	2	1,367	—	—	1,369

BALANCE, December 31, 2004	—	—	35,797,695	358	197,244	(105,072)	(704)	91,826
Comprehensive income:
Net income for the year	—	—	—	—	—	21,374	—	21,374
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(61)
Unrealized gain on investments	—	—	—	—	—	—	6	6

Total comprehensive income								21,319
Exercise of employee stock options	—	—	1,059,050	10	7,364	—	—	7,374
Employee stock purchase plan activity	—	—	164,344	2	1,362	—	—	1,364

BALANCE, December 31, 2005	—	$—	37,021,089	$370	$205,970	$(83,698)	$(759)	$121,883

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$21,374	$12,835	$8,256
Loss from discontinued operations	—	—	1,034

Net income from continuing operations	21,374	12,835	9,290
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	2,214	2,515	2,711
Amortization	881	887	353
Loss on disposals of property and equipment	481	1	14
Loss on disposals of intangible assets	5	47	95
Deferred income taxes	—	(345)	(559)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,532)	(2,795)	(4,589)
Inventories	621	(1,566)	(342)
Other current assets	370	(1,255)	(2,079)
Accounts payable	419	(133)	956
Payroll related accruals	630	551	78
Accrued liabilities and reserves	226	(1,033)	(1,553)
Deferred revenue	9,616	4,006	1,116

Net cash provided by operating activities	27,305	13,715	5,491

Investing activities
Proceeds from sales/maturities of investments	13,193	17,528	2,506
Purchases of investments	(29,921)	(10,355)	(20,705)
Purchase of property and equipment, net	(2,496)	(1,553)	(1,970)
Increase in intangibles and other assets	(4,867)	(802)	(235)
Cash acquired in N2H2 purchase	—	—	4,260

Net cash provided by (used in) investing activities	(24,091)	4,818	(16,144)

Financing activities
Proceeds from issuance of common stock	8,738	7,162	5,601

Effect of foreign currency translation	(61)	(182)	90
Net cash provided by (used in) operating activities from discontinued operations	249	285	(987)

Net increase (decrease) in cash and cash equivalents	12,140	25,798	(5,949)
Cash and cash equivalents, beginning of year	37,899	12,101	18,050

Cash and cash equivalents, end of year	$50,039	$37,899	$12,101

Supplemental Cash Flow Disclosure:
Common stock issued for purchase of N2H2, Inc.	—	—	$20,019
Common stock issued for litigation settlements	—	—	$8,395

See accompanying notes.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

We develop network security solutions that allow organizations to exchange critical information safely with their customers, partners, and employees using trusted connections. Our technologies enable our customers to secure the sharing of information resources at every connection point, while implementing a balance between security and accessibility according to their policy objectives. We work closely with our customers to provide them with reliable access control and innovative new features that are comprehensive, easy to manage and highly effective in securing the connections between people, applications and networks.

Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, real estate, telecommunications, manufacturing, public utilities, schools, and federal, state and local governments. We have close relationships with the largest agencies of the United States government. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, and Latin America.

Basis of Consolidation

The consolidated financial statements include the accounts of Secure Computing Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

We derive our revenue primarily from two sources: (i) sales of products, including hardware, subscriptions, software licenses, and royalties and (ii) sales of services, including maintenance arrangements to provide upgrades and customer support and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Subscription-based contracts and maintenance and support contracts are generally for 12, 24 or 36 months in duration. Subscription revenue along with maintenance revenue for providing product upgrades and customer support are deferred and recognized ratably over the service period beginning with the month the subscription or service begins.

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

As such, we allow the reseller to carry a balance of inventory and provide end-user sell-through reporting. Revenue is recognized at the point that we receive evidence of sell-through to the end-user.

Cash Equivalents and Short-Term Investments

We account for investments with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Our short-term investments do not include strategic investments. Currently, all of our short-term investments are classified as available-for-sale and consist of securities with original maturities in excess of 90 days. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Short-term investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost basis of investments that are sold or matured is determined using the specific identification method. Interest and dividends on investments classified as available-for-sale, amortization of premiums and discounts on investments and realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in interest and other income, net, on the consolidated statements of operations. The gross realized gains and losses for the sale or maturity of available-for-sale investments were not material in all periods presented.

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

Equity Investments

We have an equity investment in a privately held company for business and strategic purposes. This investment is included in other assets on our consolidated balance sheets and is accounted for under the cost method as we do not have significant influence over the investee. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”, and any impairment issues. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investment is not subject to consolidation under FIN 46R as we do not have significant influence over this investee and we do not receive a majority of the returns. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in interest and other income, net, in the consolidated statements of operations. During the year ended December 31, 2005, we did not recognize an impairment loss on our equity investment.

Inventories

Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method. Estimated useful lives are 3 years for computer equipment and software and 7 years for furniture and fixtures. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.

Financial Instruments

Carrying amounts of financial instruments held by us, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Other Current Assets and Other Assets

Other current assets are carried at cost and consist of unbilled receivables, interest receivable, and prepaid expenses for items such as directors and officers liability insurance, trade shows, royalties, and foreign taxes to be either expensed or collected within 12 months. Other assets are carried at cost and include a strategic equity investment, prepaid acquisition costs, rent deposits, employee notes receivable, and prepaid foreign value-added tax to be collected after 12 months. See Note 15 regarding the strategic investment.

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

Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed the required impairment tests of goodwill as of November 30, 2005 and 2004 and determined the fair value to be in excess of the carrying value of these assets. Therefore, goodwill was not impaired and no impairment charge was reported.

Long-Lived Assets

We review our long-lived assets and identified finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, except for goodwill as noted above. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no such impairments during the periods presented.

Other Accrued Expenses

At December 31, 2005 and 2004, other accrued expenses consisted of costs related to professional fees, foreign taxes and accrued marketing development funds.

Leases and Deferred Rent

We lease all of our office space. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. As of December 31, 2005, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent.

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

Foreign Currency Translation and Transactions

Foreign assets and liabilities were translated using the exchange rates in effect at the balance sheet date. Results of operations were translated using average exchange rates throughout the year. Translation gains or losses have been reported in other comprehensive income as a component of stockholders’ equity. Cumulative foreign currency translation loss balances were $757,000 and $696,000 at December 31, 2005 and 2004, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations and shipping and handling.

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs that we incur between completion of the working model and the point at which the product is generally available for sale are capitalized and amortized over their estimated useful life of three years.

Comprehensive Income

The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized loss on investments. Comprehensive income for all periods presented is included in our consolidated statements of stockholders’ equity.

Stock Options

At December 31, 2005, we have eight stock option-based compensation plans, which are described more fully in Note 8. We account for those plans in accordance with the provisions of APB Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$21,374	$12,835	$8,256
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,454)	(11,728)	(11,326)

Pro forma net income (loss)	$10,920	$1,107	$(3,070)

Net income (loss) per share:
Basic – as reported	$0.59	$0.36	$0.26
Basic – pro forma	$0.30	$0.03	$(0.10)
Diluted – as reported	$0.57	$0.34	$0.25
Diluted – pro forma	$0.29	$0.03	$(0.10)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Assumptions used:
Volatility	85%	97%	107%
Risk-free interest rate	3.9%	3.6%	3.0%
Expected life	3 years	5 years	5 years
Dividend-yield	—	—	—

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

Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computing by dividing net income by the combination of dilutive common share equivalents, which consist solely of stock options, and the weighted average number of common shares outstanding.

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

SFAS No. 123(R) permits public companies to adopt requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have evaluated the two methods and have determined to implement the modified prospective method. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections.” SFAS No. 154 replaces Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued a Staff Position (FSP) on FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We believe the adoption of FSP 115-1 will not have a material impact on our consolidated financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

We accrued approximately $4.4 million in acquisition related expenses, which included legal and accounting fees, excess capacity fees, directors and officers insurance policy premium, severance costs and other related costs, of which $753,000 remains as an accrual as of December 31, 2005.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. The pro forma results include the estimated amortization of acquired definite-lived intangibles. The unaudited combined results of continuing operations are as follows (in thousands, except per share data):

Year Ended December 31, 2003
Revenue	$85,930
Net income	$7,574
Net income per share – basic	$0.24
Net income per share – diluted	$0.23

3.	Discontinued Operations

During the fourth quarter of 2003, we discontinued our Advanced Technology (AT) division. In October 2003, our management determined that we would no longer invest in this business and announced our decision to exit the division. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this segment is reflected as discontinued operations in our consolidated financial statements. All prior period statements have been reclassified accordingly, including the reallocation of selling and marketing charges to the AT division. Continued cash flows from discontinued operations pertains to the collection of balances that were due on contracts that have been completed.

A summary statement of operations for the discontinued AT division is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues	$—	$—	$2,052
Gross profit	—	—	340
Loss from operations	—	—	(757)
Loss on disposal of discontinued operations	—	—	(277)

Loss from discontinued operations	$—	$—	$(1,034)

4.	Investments

Cash Equivalents, Short-Term Investments and Restricted Cash

Our cash equivalents, short-term investments and restricted cash were as follows (in thousands):

	As of December 31,
	2005	2004
Money market funds	$32,998	$16,296
Variable rate demand note	4,210	—
Commercial paper	12,920	14,176
Federal agencies	999	1,995
U.S. treasury bills	3,963	—
Taxable auction rate securities	22,950	5,825
Certificates of deposit	245	281

Total investments	78,285	38,573
Amounts classified as cash equivalents	(47,145)	(24,166)

Total short-term investments and restricted cash	$31,140	$14,407

All short-term investments are debt securities and mature within one year. Unrealized losses on available-for-sale investments at December 31, 2005 and 2004 were $2,000 and $8,000, respectively and are reported as a component of other comprehensive income (loss) in the statement of stockholders’ equity. We have restricted cash pledged in the form of certificates of deposit and money market funds against our letters of credit of $240,000 and $40,000, respectively, at December 31, 2005. In 2004, we had restricted cash pledged in the form of certificates of deposit and money market funds against our letters of credit of $275,000 and $321,000, respectively. Interest income on cash equivalents, short-term investments and restricted cash was $1.9 million in 2005 and $554,000 in 2004.

Equity Investment in a Privately Held Company

As of December 31, 2005, we held an equity investment with a carrying value of $2.7 million in a privately-held company. This investment was recorded at cost as we do not have significant influence over the investee and is classified as other assets on our consolidated balance sheets. This was a related party transaction, as discussed in Note 15.

5.	Goodwill and Other Intangible Assets

The changes in goodwill during 2005 and 2004 were as follows (in thousands):

Balance as of January 1, 2004	$40,416
Reversal of Gauntlet reserves	(167)
Finalization of purchase price allocation of N2H2	(920)

Balance as of December 31, 2004	$39,329
Reversal of N2H2 reserves	(99)

Balance as of December 31, 2005	$39,230

Identified intangible assets subject to amortization are as follows (in thousands):

	As of December 31, 2005			As of December 31, 2004
	Carrying Value	Accumulated Amortization	Net	Carrying Value	Accumulated Amortization	Net
Customer list	$1,141	$(840)	$301	$1,141	$(460)	$681
Control lists	771	(493)	278	771	(220)	551
Capitalized developed technology	42	(42)	—	42	(34)	8
Patents and trademarks	1,382	(340)	1,042	1,237	(280)	957
Capitalized software	452	(259)	193	553	(268)	285

Total	$3,788	$(1,974)	$1,814	$3,744	$(1,262)	$2,482

Total amortization expense was $881,000, $887,000 and $353,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Of the total amortization expense, $156,000, $219,000, and $161,000 pertained to capitalized software costs for the years ended December 31, 2005, 2004, and 2003. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $652,000, $236,000, $78,000, $57,000 and $54,000, respectively.

6.	Letters of Credit

As of December 31, 2005, we have three letter of credit agreements totaling $280,000. One letter of credit for $240,000 and $275,000, as of December 31, 2005 and 2004, respectively, is with a bank to secure rental space for our San Jose, CA office and automatically renews for a one year period each year through March 31, 2008. Two remaining letters of credit totaling $40,000 and $71,000 as of December 31, 2005 and 2004, respectively, are to secure business with an international customer, which expire May and August 2008.

7.	Leases

We lease office space for all of our locations. Renewal options exist for our Concord, CA, and St. Paul, MN offices. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows (in thousands):

	Future Lease Obligations	Sublease	Net Future Lease Obligations
2006	$2,846	$(120)	$2,726
2007	2,612	—	2,612
2008	1,568	—	1,568
2009	1,316	—	1,316
2010	1,256	—	1,256
Thereafter	5,940	—	5,940

	$15,538	$(120)	$15,418

Rent expense including executory costs, net of sublease income was $3.9 million for both the years ended December 31, 2005 and 2004, and $3.8 million for the year ended December 31, 2003. Sublease income is shown on the consolidated results of operation as a reduction of general and administrative expenses.

8.	Stock Plans

1995 Omnibus Stock Option Plan

In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years. This plan expired in September 2005.

2002 Stock Option Plan

In July 2002, our Board of Directors approved our 2002 Stock Option Plan. In September 2005, our Board of Directors and Compensation Committee approved an amendment and restatement of our 2002 Stock Option Plan. Our stockholders approved the amendment and restatement on January 11, 2006. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 5,000,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years.

N2H2 Stock Option Plans

In connection with our acquisition of N2H2 in October 2003, we assumed all of the outstanding N2H2 stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan (the “N2H2 Plans”), which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $10.06 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

A summary of changes in outstanding options and common shares reserved under our stock option plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2002	751,008	7,719,015	$9.93
Granted	(1,045,150)	1,045,150	6.97
Assumed upon acquisition of N2H2	182,260	419,646	9.45
Exercised	—	(1,075,585)	5.31
Canceled	538,013	(538,013)	10.79

Balance at December 31, 2003	426,129	7,570,213	$10.09
Shares authorized	2,500,000	—	—
Granted	(1,762,850)	1,762,850	9.28
Exercised	—	(679,403)	6.45
Expired	(6,872)	—	—
Canceled	464,451	(464,451)	14.09

Balance at December 31, 2004	1,620,860	8,189,209	$9.99
Granted	(1,948,100)	1,948,100	9.38
Exercised	—	(1,059,050)	6.97
Expired	(25,562)	—	—
Canceled	528,944	(528,944)	12.70

Balance at December 31, 2005	176,142	8,549,315	$10.06

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 3.02	160,663	6.4	$2.94	160,663	$2.94
$ 3.03 - $ 6.04	1,119,730	4.5	$4.17	961,388	$4.15
$ 6.05 - $ 9.07	2,657,272	8.0	$8.44	775,866	$7.70
$ 9.08 - $ 12.09	2,577,775	6.5	$10.19	1,787,912	$10.06
$ 12.10 - $ 15.12	723,271	6.1	$13.42	606,712	$13.48
$ 15.13 - $ 18.14	1,110,075	5.6	$16.12	1,102,156	$16.12
$ 18.15 - $ 21.17	107,500	5.2	$18.57	107,500	$18.57
$ 21.18 - $ 24.21	73,050	4.7	$22.19	73,050	$22.19
$ 24.22 - $ 27.22	8,000	3.5	$25.82	8,000	$25.82
$ 27.23 - $258.63	11,979	4.1	$63.38	11,979	$63.38

$ 1.55 - $258.63	8,549,315	6.5	$10.06	5,595,226	$10.54

Options outstanding under our stock plans expire at various dates from 2006 to 2015. The number of options exercisable as of December 31, 2005, 2004 and 2003, was 5,595,226, 4,967,089, and 4,099,834 at weighted average exercise prices of $10.54, $10.10 and $9.88, respectively. The weighted average fair value of options granted and the weighted average remaining contractual life of options granted during 2005, 2004 and 2003 are $10.06, $9.99 and $10.09 and 6.5, 6.7 and 6.8 years, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan, which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. Common stock reserved for future employee purchases under the plan totals 868,240 shares at December 31, 2005. Common stock issued under the plan totaled approximately 164,000 in 2005, 165,000 in 2004 and 297,000 in 2003.

9.	Defined Contribution Plans

We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all United States employees. The 401(k) plan provides a discretionary year-end employer matching contribution on employee deferral contributions made during the plan year up to 6% of the participants’ contributions. Employer contributions made to the 401(k) plan were $274,000 during 2005 and none during 2004 and 2003. We also have a voluntary defined contribution profit sharing plan that covers substantially all employees. Contributions are limited to the employer’s discretionary annual contribution. No employer contributions were made to the voluntary defined contribution profit sharing plan during 2005, 2004, and 2003.

10.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income before income taxes:
Domestic	$21,425	$12,352	$7,543
International	557	483	713

Total	$21,982	$12,835	$8,256

There was $608,000 in income tax expense for the year ended December 31, 2005 compared to no income tax expense for the years ended December 31, 2004 or 2003. Federal alternative minimum tax was provided for in 2005 on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carry forward which we have available. This is in accordance with applying current tax law. The tax position provided for in the income tax provisions prior to 2005 did not include alternative minimum taxable income. Similar to 2005, we anticipate that we will be in an alternative minimum taxable income position in 2006. Current tax law provides that part or all of the amount of the alternative minimum tax paid can be carried forward indefinitely and credited against federal regular tax in future tax years to the extent the regular tax liability exceeds the alternative minimum tax in those years. The components for the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$349	$—	$—
State	58	62	49
International	201	283	510
Deferred:
Federal	—	(345)	(559)
State	—	—	—
International	—	—	—

Total	$608	$—	$—

A reconciliation of our provision for income taxes to the statutory tax rate based upon pretax income was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income taxes at statutory rate	$7,739	$4,264	$2,807
State taxes, net of federal benefit	734	249	211
International taxes	6	203	423
Change in valuation allowance	(8,692)	(1,543)	(701)
Use of net operating loss carryforwards	(1,851)	(3,120)	(3,084)
Change in deferred tax rate	3,066	—	—
Change in tax credit carryforwards	(360)	—	—
Other	(34)	(53)	344

Income tax expense	$608	$—	$—

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets are as follows (in thousands):

	As of December 31,
	2005	2004	2003
Deferred tax assets:
Accrued liabilities	$538	$1,086	$(26)
Payroll Liabilities	363	239	252
Tax over book amortization	(864)	(612)	(37)
Book over tax depreciation	619	93	171
Deferred revenue	2,034	—	—
Income tax credits	838	478	478
Net operating loss carryforward	68,236	79,172	78,425

Total deferred tax assets before valuation allowance	71,764	80,456	79,263
Less valuation allowance	(68,160)	(76,852)	(76,004)

Net deferred tax assets	$3,604	$3,604	$3,259

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

Deferred taxes are required to be measured at the regular tax rate. An analysis recently completed of our regular tax rate, indicated that our tax rate had changed. Accordingly the deferred tax components, including the valuation allowance, were adjusted as a result of applying the appropriate rate. The deferred tax components include the benefit of the alternative tax credit carry forward. The tax effect of these changes are reported within the income tax provision reconciliation for 2005.

At December 31, 2005, we had net operating loss (NOL) carryforwards of $177.7 million that are available to offset taxable income through 2023 and will start to expire in 2011. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. Included in the NOL is approximately $49.9 million related to disqualifying dispositions of stock option exercises, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital. Also included in the NOL is approximately $58.4 million related to acquired N2H2 NOL carryforwards, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as a decrease to goodwill.

No provision has been made for United States federal income taxes on certain cumulative undistributed earnings of foreign subsidiaries as we intend to indefinitely reinvest these earnings in the foreign subsidiaries. The total cumulative undistributed earnings of certain of our foreign subsidiaries that would be subject to federal income tax if remitted under existing law is approximately $2.1 million at December 31, 2005. The unrecognized deferred United States income tax liability for the hypothetical repatriation of these earnings was $116,000 at December 31, 2005.

11.	Contingencies

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the Superior Court of California—County of Contra Costa. The complaint alleges that we had violated our one-time cancellation provision in a lease for our Concord, CA office and asked for relief in the form of compensatory and other damages. The Court entered a judgment in favor of the plaintiff in June 2004 in the amount of $1.1 million. We believe that the allegations included in the complaint are wholly without merit, have filed an appeal to the judgment, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, however, if we do not prevail in the appeal process, we could incur costs for approximately $1.1 to $2.0 million plus post-judgment interest and fees.

From time to time we may be engaged in certain other legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operation.

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

13.	Net Income Per Share

The following table represents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income applicable to common stockholders	$21,374	$12,835	$8,256
Shares used in computing basic net income per share applicable to common stockholders	36,338	35,576	31,986
Outstanding dilutive stock options	1,371	1,680	1,668

Shares used in computing diluted net income per share applicable to common stockholders	37,709	37,256	33,654

Basic net income applicable to common stockholders	$0.59	$0.36	$0.26
Diluted net income applicable to common stockholders	$0.57	$0.34	$0.25

Potential common shares of 2,639,000, 2,533,000 and 4,379,000 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2005, 2004 and 2003, respectively, as inclusion of these shares would have been anti-dilutive.

14.	Segment Information

As described in Note 3, we discontinued our AT division and have reclassified the results of operations of AT division as discontinued operations. Therefore, we operate only one business segment called enterprise security solutions.

International sales accounted for 38%, 31% and 30% of total revenue for the years 2005, 2004 and 2003, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, and Latin America. In each country, we have independent channel partners that are responsible for marketing, selling, and supporting our products to resellers and end users within their defined territories.

The following table summarizes our domestic and international revenues (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues:
Domestic	$67,689	$64,431	$53,673
International	41,486	28,947	22,540

	$109,175	$93,378	$76,213

15.	Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company. As a result of this $2.7 million investment, we have a 15% ownership stake in this company. This investment is reported in other assets on our consolidated balance sheets and is evaluated for impairment annually as noted above in Note 4.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decision to make the investment.

16.	Subsequent Events—Acquisition of CyberGuard and Related Financing from Warburg Pincus

On January 12, 2006 we completed the acquisition of CyberGuard Corporation, a provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. Under the definitive agreement, we issued 0.5 shares of our common stock and $2.73 in cash for each outstanding share of CyberGuard common stock. The transaction was pursuant to an Agreement and Plan of Merger dated August 17, 2005 and will be accounted for as a business purchase.

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

The aggregate purchase price was $309.3 million consisting primarily of 16.2 million shares of common stock valued at $188.3 million, cash consideration of $88.8 million, 3.0 million options with a value of $28.2 million, and direct costs of the acquisition of $4.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including the two days before and after the date that the terms of the acquisition were agreed to and announced. We are currently in the process of evaluating the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Of the $88.8 million in cash proceeds distributed to the CyberGuard shareholders, $70 million was financed by Warburg Pincus Private Equity IX, L.P. In exchange for the $70 million in proceeds, we issued to Warburg Pincus 700,000 shares of Series A preferred stock, a warrant to purchase 1,000,000 shares of our common stock and an election of a member to our Board of Directors. The Series A Convertible Preferred Stock are convertible at $13.51 per share. The warrant is exercisable at a price of $14.74 per share.

Holders of our Series A Preferred Stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: beginning July 2010, shares of Series A Preferred Stock will be entitled to receive semi-annual dividends equal to 5% of the Series A Preferred Stock liquidation preference per year, which dividend may be paid in cash or added to the Series A Preferred Stock liquidation preference and each share of Series A Preferred Stock has an initial liquidation preference of $100 and the liquidation preference accretes daily at an annual rate of 5%, compounded semi-annually.

17.	Summarized Quarterly Financial Information (unaudited)

	Quarter Ended (in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$25,579	$26,113	$27,249	$30,233
Gross profit	20,594	21,578	22,217	22,737
Net income	4,062	4,946	5,792	6,574
Basic income per share	$0.11	$0.14	$0.16	$0.18
Diluted income per share	$0.11	$0.13	$0.15	$0.17

2004
Revenue	$21,216	$22,118	$24,530	$25,514
Gross profit	17,459	18,256	19,522	20,753
Net income	2,205	2,518	3,565	4,547
Basic income per share	$0.06	$0.07	$0.10	$0.13
Diluted income per share	$0.06	$0.07	$0.10	$0.12

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the Public Company Accounting Oversight Board (United States), the effectiveness of Secure Computing Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited management’s assessment, included in the section in Item 9A entitled Management’s Report on Internal Control Over Financial Reporting, that Secure Computing Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Secure Computing Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Secure Computing Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Secure Computing Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Secure Computing Corporation, and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 24, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

Date: March 1, 2006	By	/s/ JOHN E. MCNULTY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2006.

Signature	Title

/s/ JOHN E. MCNULTY John E. McNulty	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY J. STEINKOPF Timothy J. Steinkopf	Senior Vice President of Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director

/s/ JAMES F. JORDAN James F. Jordan	Director

/s/ STEPHEN M. PURICELLI Stephen M. Puricelli	Director

/s/ ERIC P. RUNDQUIST Eric P. Rundquist	Director

/s/ ALEXANDER ZAKUPOWSKY, JR. Alexander Zakupowsky, Jr.	Director

/s/ CARY DAVIS Cary Davis	Director

/s/ RICHARD SCOTT Richard Scott	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Deductions- Adjustments to Goodwill	Deductions- Write-offs	Balance at End of Year
Year ended December 31, 2005:
Allowance for doubtful accounts	$450,000	$69,000	$—	$(247,000)	$272,000

Year ended December 31, 2004:
Allowance for doubtful accounts (1)	$868,000	$212,000	$(8,000)	$(622,000)	$450,000

Year ended December 31, 2003:
Sales return allowance	$74,000	$—	$—	$(74,000)	$—
Allowance for doubtful accounts(2)	440,000	659,000	(116,000)	(115,000)	868,000

Total	$514,000	$659,000	$(116,000)	$(189,000)	$868,000

(1)	The amount listed in deductions for allowance for doubtful accounts includes $400,000 for acquired N2H2 receivables that were collected in 2004, but had been reserved for in 2003. Amount was adjusted as part of the finalization of the purchase price of N2H2 noted in footnote 5 above and therefore, did not impact earnings.

(2)	The amount listed in additions charged to costs and expenses for allowance for doubtful accounts includes $402,000 for acquired N2H2 receivables, which did not have an expense impact in 2003.