Form 10-Q
period 2006-03-31
SECURE COMPUTING CORP
filed 2006-05-10
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

(408) 979-6100

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 54,121,017 issued and outstanding as of May 5, 2006.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2006 (Unaudited)	December 31, 2005 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$61,958	$50,039
Investments	34,856	31,140
Accounts receivable, net	30,947	29,795
Inventory, net	4,226	2,174
Other current assets	12,171	8,473

Total current assets	144,158	121,621
Property and equipment, net	8,952	3,841
Goodwill	312,013	39,230
Intangibles, net	41,955	1,814
Other assets	3,282	5,257

Total assets	$510,360	$171,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,947	$2,997
Accrued payroll	7,376	4,690
Other accrued expenses	5,737	2,377
Acquisition reserve	3,360	389
Deferred revenue	50,760	29,097

Total current liabilities	74,180	39,550
Acquisition reserve, net of current portion	2,010	364
Deferred revenue, net of current portion	14,152	9,966
Deferred tax liability	3,421	—

Total liabilities	93,763	49,880

Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at March 31, 2006 and none at December 31, 2005	62,821	—

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – March 31, 2006 – 54,001,067 and December 31, 2005 – 37,021,089	540	370
Additional paid-in capital	450,572	205,970
Accumulated deficit	(96,457)	(83,698)
Accumulated other comprehensive loss	(879)	(759)

Total stockholders’ equity	353,776	121,883

Total liabilities and stockholders’ equity	$510,360	$171,763

NOTE:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Products	$29,175	$18,837
Services	13,442	6,742

Total revenues	42,617	25,579

Cost of revenues:
Products	8,829	3,676
Services	2,380	1,309
Amortization of purchased intangibles	723	—

Total cost of revenues	11,932	4,985

Gross profit	30,685	20,594

Operating expenses:
Selling and marketing	15,796	10,125
Research and development	6,924	4,284
General and administrative	3,005	1,928
Amortization of purchased intangibles	1,691	136
Litigation settlement	2,500	—

	29,916	16,473

Operating income	769	4,121

Other income	540	68

Income before taxes	1,309	4,189
Income tax expense	(652)	(127)

Net income	$657	$4,062

Preferred stock accretion	(813)	—
Charge from beneficial conversion of preferred stock	(12,603)	—

Net (loss)/income applicable to common shareholders	$(12,759)	$4,062

Basic (loss)/earnings per share	$(0.25)	$0.11

Weighted average shares outstanding - basic	51,705	35,827

Diluted (loss)/earnings per share	$(0.25)	$0.11

Weighted average shares outstanding - diluted	51,705	36,670

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$657	$4,062

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	788	578
Amortization of intangible assets	2,509	237
Loss on disposals of property and equipment	20	326
Utilization of acquired NOL	535	—
Share-based compensation	1,674	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	11,128	1,017
Inventories	336	36
Other current assets	2,011	642
Accounts payable	3,139	(493)
Payroll related accruals	(735)	(433)
Accrued liabilities and reserves	(7,126)	(219)
Deferred revenue	(3,237)	(190)

Net cash provided by operating activities	11,699	5,563

Investing activities
Proceeds from sales/maturities of investments	3,252	5,399
Purchases of investments	(6,622)	(2,005)
Purchase of property and equipment, net	(3,837)	(231)
Decrease/(increase) in intangibles and other assets	1,935	(2,658)
Cash paid for business acquisition, net of cash acquired	(69,096)	—

Net cash (used for)/provided by investing activities	(74,368)	505

Financing activities
Proceeds from issuance of preferred stock, net of transaction fees	69,945	—
Proceeds from issuance of common stock	4,667	461
Excess tax benefits from employee stock options	89	—

Net cash provided by financing activities	74,701	461

Effect of exchange rates	(113)	19

Net increase in cash and cash equivalents	11,919	6,548
Cash and cash equivalents, beginning of period	50,039	37,899

Cash and cash equivalents, end of period	$61,958	$44,447

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. The December 31, 2005 Condensed Consolidated Balance Sheet is derived from our audited Consolidated Balance Sheet as of December 31, 2005. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

3. Summary of Significant Accounting Policies

Revenue Recognition

We derive our revenue primarily from two sources: (i) sales of products, including hardware, subscriptions, software licenses, and royalties and (ii) sales of services, including maintenance arrangements to provide upgrades and customer support, professional services, and contracted development work. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Subscription-based contracts are generally for 12, 24 or 36 months in duration. Subscription revenue along with maintenance revenue for providing product upgrades and customer support are deferred and recognized ratably over the service period beginning with the month the subscription or service begins.

When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until all elements have been delivered

3. Summary of Significant Accounting Policies (continued)

We sell our products either directly to an end-user, or indirectly through our channel of resellers/distributors. When selling through our channel we require the resellers/distributors to provide evidence of end-user sell-through. If we are unable to obtain end-user evidence at the time we fulfill the order from the reseller/distributor, we do not recognize revenue until the reseller/distributor supplies end-user information, the product has been shipped, and all other criteria of SOP 97-2 have been met.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, and public relations.

Comprehensive Income

During the three months ended March 31, 2006, total comprehensive income amounted to $534,000 compared to $4.1 million for the same period of 2005. The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized gain or loss on investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the three months ended March 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the three months ended March 31, 2006 using the following valuation methods: (a) for share-based payments granted prior to, but not yet vested as of, January 1, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after January 1, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections.” SFAS No. 154 replaces Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We did not record any accounting changes or corrections of errors, for the three months ended March 31, 2006.

In November 2005, the FASB issued a Staff Position (FSP) on FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on our condensed consolidated financial statements as of March 31, 2006.

4. Acquisition of CyberGuard

On January 12, 2006, we acquired 100% of the outstanding common shares of CyberGuard Corporation. The results of CyberGuard’s operations have been included in the condensed consolidated financial statements since that date. CyberGuard provided network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. CyberGuard’s products included firewall, VPN (Virtual Private Network), secure content management and security management technologies. This acquisition is expected to place us as the market leader in Unified Threat Management and strengthens our position in the Secure Content Management space. Additionally, we will have a larger presence in the Global 5000 enterprise markets as well as the U.S. Federal Government.

The aggregate purchase price was $310.7 million consisting primarily of 32.6 million shares of common stock valued at $188.5 million, $2.73 in cash issued for each outstanding share of CyberGuard common stock valued at $88.9 million, 3.0 million options with a value of $29.3 million and direct costs of the acquisition of $4.0 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and after the date that the terms of the acquisition were agreed to and announced. We financed $70.0 million of the CyberGuard acquisition through the issuance of equity securities. See Note 5 for details on the equity financing.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite lived trademarks recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of Jan. 12, 2006
Cash paid net of cash acquired		$(69,096)
Current assets		20,733
Property and equipment		2,085
Other long-term and indefinite lived assets		9,020
Goodwill		273,311
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	23,460
Tradenames (12 month useful life)	290
Acquired developed technology (36 month useful life)	9,840

		33,590

Total assets acquired		269,643
Current liabilities		9,246
Acquisition reserve		10,088
Revenue deferred from ongoing contractual obligations at fair value		29,086
Deferred tax liability – long term		3,421

Fair value of assets and liabilities assumed and accrued		$217,802

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented:

	Three Months Ended March 31,
	2006	2005
Total revenues	$44,394	$42,283

Net income	$690	$1,924
Net income per share - basic	$0.01	$0.04

Net income per share - diluted	$0.01	$0.04

4. Acquisition of CyberGuard (continued)

The unaudited pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, increased intangible amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future.

5. Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 of perpetual convertible Series A preferred stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of Directors. Based on a quoted market price, as of January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 4 above.

The preferred stock is convertible at $13.51 per share. Holders of our preferred stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: beginning in July 2010, shares of preferred stock will be entitled to receive semi-annual dividends, which may be paid in cash or added to the preferred stock liquidation preference, equal to 5% of the preferred stock liquidation preference per year and each share of preferred stock has an initial liquidation preference of $100 which accretes daily at an annual rate of 5%, compounded semi-annually, until July 2010.

The warrant is exercisable at a price of $14.74 per share and expires on January 12, 2013. When the market price of our common stock is above their exercise price, the warrants become dilutive and are immediately included in the computation of diluted earnings per share using the treasury stock method.

The preferred stock was initially reflected on our financial statements at $62.0 million, which is a discount of $8.0 million from its initial liquidation value of $70.0 million due to the fair value of warrants on the effective date. The liquidation value of the preferred stock accretes daily at an annual rate of 5%, compounded semi-annually. This accretion is recorded as a reduction of earnings attributable to common shareholders ratably for a period of 54 months after date of issuance.

We incurred a beneficial conversion charge of $12.6 million upon the issuance of the preferred stock since the effective conversion price, after adjusting for the value of the warrants, was less than market price on date of issuance, January 12, 2006. However, in August 2005 when the terms of the preferred stock issuance to Warburg Pincus in the Securities Purchase Agreement were negotiated, the average market price of the common stock was, in fact, less than the conversion price.

6. Net (Loss)/Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net (loss)/income per share is computed by dividing net (loss)/income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss)/income per share is computed by dividing net (loss)/income by the combination of dilutive common share equivalents, which consist of stock options, warrants, and preferred stock as if-converted to common stock and the weighted average number of common shares outstanding. All potential common share equivalents for the three months ended March 31, 2006 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. Potential common shares of 5.6 million in the three months ended March 31, 2005, related to our outstanding stock options, were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

6. Net (Loss)/Income Per Share (continued)

The following table represents the calculation of basic and diluted net (loss)/income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net (loss)/income applicable to common shareholders	$(12,759)	$4,062
Shares used in computing basic net (loss)/income per share	51,705	35,827
Effect of outstanding dilutive stock options	—	843

Shares used in computing diluted net (loss)/income per share	51,705	36,670
Basic net (loss)/income per share applicable to common shareholders	$(0.25)	$0.11

Diluted net (loss)/income per share	$(0.25)	$0.11

7. Contingencies

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the Superior Court of California, County of Contra Costa. The complaint alleges that we breached a commercial lease at our Concord, CA office and asked for declaratory relief, and compensatory and other damages. The Superior Court entered judgment in favor of plaintiff in June 2004 in the amount of $1.1 million and found we had breached the lease. We appealed to the First Appellate District, California Court of Appeal. The Court of Appeal denied our appeal in April 2006. In addition to the judgment entered by the Superior Court in June 2004, we will likely incur additional costs of between $1.4 and $1.6 million as damages for the rental and other costs due on the balance of the lease, interest on the judgment and unpaid amounts due under the lease and plaintiff’s attorney’s fees and costs. As a result of the April 2006 denial of our appeal, we accrued $2.5 million as of March 31, 2006 for the settlement of this litigation.

8. Income Taxes

We incurred tax expenses of $652,000, consisting of $533,000 for United States Federal regular and alternative minimum income tax expense, $84,000 for state income tax expense, and $35,000 for various foreign income taxes in the first quarter of 2006 compared to $127,000 of tax expense recognized in the first quarter of 2005. Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carry forward which we have available. Of the $652,000 tax expense recognized in 2006, $535,000 is non-cash and is recognized as a tax expense because the benefit of the release of the valuation allowance on our acquired net operating losses was required to be recorded as a decrease to goodwill in the balance sheet and not to tax expense in the income statement. This is in accordance with applying current tax law.

9. Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company. As a result of this $2.7 million investment, we have a 15% ownership stake in this company. This investment is reported in other assets on our consolidated balance sheets and is evaluated for impairment annually.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decision to make the investment.

10. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 46% and 31% of total revenue for the three months ended March 31, 2006 and 2005, respectively. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Domestic	$23,013	$17,649
International	19,604	7,930

	$42,617	$25,579

11. Share-Based Compensation

Description of Plans

2002 Stock Option Plan

Under our 2002 Stock Option Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 5,000,000 shares authorized under the 2002 Plan at March 31, 2006. All options granted under the 2002 Plan through March 31, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan. The 2002 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our fiscal 2005 Annual Report on Form 10-K.

CyberGuard Stock Option Plans

In connection with our acquisition of CyberGuard in January 2006, we assumed all of the outstanding CyberGuard stock options under the 1994 and 1998 Stock Option Plans which were converted into options to purchase approximately 3,039,545 shares of our common stock. All outstanding stock options assumed were exercisable and vested. These options were assumed at prices between $1.56 and $15.07 per share, with a weighted average exercise price of $7.21 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

Impact of the Adoption of SFAS No. 123(R)

See Note 3 for a description of our adoption of SFAS No. 123(R), on January 1, 2006. A summary of the share-based compensation expense for stock options, restricted stock and our Employee Stock Purchase Plan that we recorded in accordance with SFAS No. 123(R) for the three months ended March 31, 2006 is as follows (in thousands):

Three Months Ended March 31, 2006
Cost of product revenues	$125
Cost of service revenues	71
Selling and marketing	669
Research and development	421
General and administrative	388

Reduction of income before income taxes	$1,674

Increase of net loss applicable to common stockholders	$0.03

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $89,000 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the three months ended March 31, 2006.

Determining Fair Value

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. For restricted stock, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

11. Share-Based Compensation (continued)

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. In light of new accounting guidance under SFAS No. 123(R) and SAB No. 107, we reevaluated our expected term assumption used in estimating the fair value of employee options. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. Our estimate of the expected life of new options granted to our employees is 3 years, consistent with prior periods. We have examined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics. Demographic characteristics tested included age, salary level, job level and geographic location. We have determined that there were no meaningful differences in option exercise activity based on the demographic characteristics tested.

Expected Volatility. Also in light of implementing SFAS No. 123(R), we reevaluated our expected volatility assumption used in estimating the fair value of employee options. We estimate the volatility of our common stock at the date of grant based on historical volatility, consistent with SFAS No. 123(R) and SAB No. 107. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock.

Risk-Free Interest Rate. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Dividends. We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We used the following assumptions to estimate the fair value of options granted and shares purchased under our ESPP for the three months ended March 31, 2006 and 2005:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Assumptions used:
Average expected term (years)	3.0	3.0	0.25	0.25
Weighted-average volatility	83%	85%	43.2%	61.9%
Risk-free interest rate	4.7%	3.9%	4.0%	2.4%
Dividend-yield	—	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single value of our options and may not be representative of the future effects on reported net income or the future stock price of our company.

Share-Based Compensation Expense and Stock Option Activity

We recorded $1.7 million in share-based compensation expense, which includes $1.5 million for stock options, $98,000 for our Employee Stock Purchase Plan and $50,000 for restricted stock for the three months ended March 31, 2006. At March 31, 2006, we had 184,368 non-vested restricted stock awards that had a weighted average grant date fair value of $12.25. As of March 31, 2006, there was $17.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.9 years.

11. Share-Based Compensation (continued)

A summary of stock option activity under all stock option plans during the three months ended March 31, 2006 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,549,315	$10.06	6.5	$18,793,738
Granted	925,850	11.10	9.5	—
Assumed upon acquisition of CyberGuard	3,039,545	7.21	3.5	—
Exercised	(652,715)	6.75	—	—
Canceled/forfeited/expired	(102,536)	9.08	—	—

Outstanding at March 31, 2006	11,759,459	9.63	6.1	31,606,709
Exercisable at March 31, 2006	8,501,061	$9.54	5.5	$25,876,071

The weighted average fair value of options granted during the three months ended March 31, 2006 was $6.53.

We define in-the-money options at March 31, 2006 as options that had exercise prices that were lower than the $11.54 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 8.9 million shares that were in-the-money at that date. There were 6.3 million in-the-money options exercisable at March 31, 2006.

We received $4.7 million in cash from option exercises under all share-based payment arrangements for the three months ended March 31, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $89,000 for the same period.

Comparable Disclosure

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to January 1, 2006:

Three Months Ended March 31, 2005
Net income, as reported	$4,062
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,520)

Pro forma net income	$1,542

Net income per share:
Basic and Diluted – as reported	$0.11
Basic – pro forma	$0.04
Diluted – pro forma	$0.04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements below and in the other documents that we file with the Securities Exchange Commission, such as our Annual Report of Form 10-K for the year ended December 31, 2005. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

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

We operate our business within one operating segment called enterprise security solutions. The three product lines that represent the majority of our revenue are our Firewall/Unified Threat Management (UTM) security appliances, our Secure Content (SCM) products, and our SafeWord® authentication products. For the first quarter of 2006 UTM appliance revenue was 54% of total revenue, SCM revenue was 27% of total revenue, and authentication revenue was 19% of total revenue. On a combined basis total revenue increased 66% compared to the prior year, driven by growth across all product lines.

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

International sales accounted for 46% of total revenue during the first quarter of 2006. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in proceeds from the issuance of 700,000 of convertible Series A preferred stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of Directors. Based on a quoted market price as of January 12, 2006 and the fair value of the warrant was determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 4 above. The preferred stock is convertible into shares of our common stock at an initial conversion price of $13.51. The warrant is exercisable at a price of $14.74 per share.

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

As of March 31, 2006, we had $96.8 million in cash, cash equivalents, and short-term investment and generated $11.7 million in cash from operations during the first quarter of 2006.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2006 and 2005.

Revenues. Our total revenues increased 66% to $42.6 million for the first quarter of 2006 up from $25.6 million in the same period of 2005. Our products revenues increased 55% to $29.2 million for the first quarter of 2006 up from $18.8 million in the same period of 2005. Our services revenues increased 99% to $13.4 million for the first quarter of 2006 up from $6.7 million in the same period of 2005. The revenue growth was driven by an 83% increase in the UTM appliance revenue, and a 70% increase in the SCM revenue, both of which were impacted by the CyberGuard acquisition. In addition, authentication revenue increased 36% compared to the prior year.

Gross Profit. Gross profit as a percentage of revenue was 72% in the first quarter of 2006 compared to 81% in the first quarter of 2005. This decrease was driven primarily by the change in the overall mix of product sales as a result of the CyberGuard acquisition. In the first quarter of 2006 a significantly larger percentage of our sales contained a hardware cost component as compared to the same period in 2005 due to the incremental appliance revenues resulting from the CyberGuard acquisition. Gross profit for the first quarter of 2006 included $196,000 of pre-tax share-based compensation expense that we recorded as a result of our adoption of SFAS No. 123(R) on January 1, 2006.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and non-recurring litigation settlement costs. Total operating expenses increased 81% to $29.9 million for the first quarter of 2006 up from $16.5 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition. In addition, the first quarter operating expenses include the following: $1.7 million of intangible amortization expense, $2.5 million of litigation settlement costs, $1.5 million of stock-based compensation expense, $700,000 of duplicate costs related to the integration of the CyberGuard operations, and $300,000 of costs related to moving into new office space in Minnesota. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 70% for the quarter compared to 64% in the same period of 2005. This increase was driven by the inclusion of share-based compensation and the litigation settlement which were not present in the prior period and the increase in amortization of intangibles as a result of the CyberGuard acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses increased 56% to $15.8 million in the first quarter of 2006 up from $10.1 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 37% for the quarter compared to 39% in the same period of 2005. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2006 compared to 2005.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 60% to $6.9 million in the first quarter of 2006 up from $4.3 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 16% for the quarter compared to 17% in the same period of 2005. This improvement was primarily driven by revenue growth outpacing the growth of operating expenses in 2006 compared to 2005.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 58% to $3.0 million in the first quarter of 2006 up from $1.9 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 7% for the quarter compared to 8% in the same period of 2005. This improvement was primarily driven by revenue growth outpacing the growth of expenses in 2006 compared to 2005.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of the intangible assets related to the CyberGuard acquisition, described in Note 4 and to a lesser extent the N2H2 acquisition in 2003. Amortization of purchased intangible assets is $2.4 million for the first quarter of 2006 compared to $136,000 in the same period of 2005.

Litigation Settlement. Litigation settlement expense of $2.5 million in the first quarter of 2006 pertains to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represents a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we will likely incur related to damages.

Other Income. Other income was $540,000 in the first quarter of 2006, an increase from $68,000 in the same period of 2005. The increase is a result of higher interest rates on higher average cash and short-term investment balances.

Income Taxes. We incurred tax expenses of $652,000, consisting of $533,000 for United States Federal regular and alternative minimum income tax expense, $84,000 for state income tax expense, and $35,000 for various foreign income taxes in the first quarter of 2006 compared to $127,000 of tax expense recognized in the first quarter of 2005. Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. Of the $652,000 tax expense recognized in the first quarter of 2006, $535,000 is non-cash and is recognized as a tax expense because the benefit of the release of the valuation allowance on these acquired net operating losses was required to be recorded as a decrease to goodwill in the balance sheet and not to tax expense in the income statement. This is in accordance with applying current tax law.

We have determined that it is more likely than not that the net deferred tax assets of $3.6 million at March 31, 2006 will be realized based on expected levels of future taxable income in the United States and certain foreign jurisdictions and the implementation of tax planning strategies. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $9.5 million is required to realize the $3.6 million net deferred tax asset at March 31, 2006. The $3.4 million of deferred tax liability relates to indefinite lived intangible assets recognized for financial reporting purposes.

Worldwide net operating loss carryforwards totaled approximately $286.2 million at March 31, 2006, comprised of $262.4 million domestic net operating loss carryforwards and $23.8 million of international net operating loss carryforwards. Of these carryforwards, $77.7 million relates to stock option exercises, $88.6 million relates to acquired CyberGuard net operating losses, and $57.2 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the CyberGuard and N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $53.3 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $15.6 million from $81.2 million at December 31, 2005 to $96.8 million at March 31, 2006. The increase is primarily due to $11.7 million provided by operating activities and $4.7 million from the exercise of stock options and sale of common stock through our employee stock purchase plan, offset by $3.3 million in net purchases of short term investments and $3.8 million for capital additions.

Net cash provided by operating activities of $11.7 million for the three months ended March 31, 2006 was comprised of $0.7 million in net income, $5.5 million in net non-cash related expenses, $11.1 million and $2.0 million decreases in accounts receivable and other current assets, respectively, $3.1 million increase in accounts payable offset by a $7.1 million decrease in accrued liabilities and reserves and a $3.2 million decrease in deferred revenue. Net cash provided by operations was driven by the increase in revenue outpacing our increase in operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $74.4 million during the three months ended March 31, 2006 consisted of a $69.1 million cash outlay for the acquisition of CyberGuard, $3.3 million in net purchases of short term investments, and $3.8 million for capital additions, which were primarily for furnishing our new St. Paul, MN facility, computer equipment and technology upgrades. We expect to use another $6.0 million during the remainder of 2006 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $74.7 million for the three months ended March 31, 2006 consisted primarily of proceeds received from the issuance of preferred stock, net of transaction fees of $69.9 million, which was used to finance the CyberGuard acquisition and $4.7 million related to the exercise of stock options and sale of common stock through our employee stock purchase plan.

As of March 31, 2006, we had working capital of $70.0 million. We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, and to license technology or products related to our line of business.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. We intend to continue to invest our cash in excess of current operating requirements in interest bearing, short term investments.

CRITICAL ACCOUNTING POLICY

Share-based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and as such, prior results have not been restated. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 11 to the financial statements. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on historical volatility. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred. For options granted before January 1, 2006, we estimated the fair value of options granted using the Black-Scholes option valuation model and amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. Operating results for the first quarter of 2006 include $1.7 million of share-based compensation expense. As of March 31, 2006, there was $17.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.9 years.

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

We have determined that it is more likely than not that the net deferred tax assets of $3.6 million at March 31, 2006 will be realized based on expected levels of future taxable income in the United States and certain foreign jurisdictions and the implementation of tax planning strategies. This expectation depends upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Previously, we developed products only in the United States and billed worldwide customers only in U.S. dollars. However, with the acquisition of CyberGuard Corp. in January 2006, products are also developed in Germany and Australia and a portion of our first quarter 2006 sales were billed in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our sales priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect. For our sales priced in a foreign currency, we face additional exposure to adverse movements in foreign currency exchange rates. This exposure will decrease once we complete the integration of business operations and bill customers only in U.S. dollars.

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

We also hold an equity interest in a privately held technology company. This investment was recorded at cost and is reported in other assets on our consolidated balance sheets. As of March 31, 2006 this investment had a carrying value of $2.7 million.

We believe our operations are currently not subject to significant market risks for foreign currency exchange rates, interest rates, or other relevant market price risks of a material nature.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that relating to the acquisition of CyberGuard Corporation as of March 31, 2006. See Note 4 to the condensed consolidated financial statements included in Item 1 for discussion of the acquisition and related financial data. We are in the process of integrating the CyberGuard operations and will be incorporating these operations as part of our internal controls. However, for purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting have been excluded.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the Superior Court of California, County of Contra Costa. The complaint alleges that we breached a commercial lease at our Concord, CA office and asked for declaratory relief, and compensatory and other damages. The Superior Court entered judgment in favor of plaintiff in June 2004 in the amount of $1.1 million and found we had breached the lease. We appealed to the First Appellate District, California Court of Appeal. The Court of Appeal denied our appeal in April 2006. In addition to the judgment entered by the Superior Court in June 2004, we will likely incur additional costs of between $1.4 and $1.6 million as damages for the rental and other costs due on the balance of the lease, interest on the judgment and unpaid amounts due under the lease and plaintiff’s attorney’s fees and costs.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on at our Special Meeting of Stockholders held on January 11, 2006:

1. To approve the issuance of shares of Secure Computing common stock pursuant to the Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing, Bailey Acquisition Corp., and CyberGuard Corporation, as such may be amended from time to time;

For: 25,247,856 Against: 193,843 Abstained: 110,775

2. To approve the issuance of shares of Secure Computing Series A preferred stock and a warrant to purchase shares of Secure Computing common stock pursuant to the Securities Purchase Agreement between Warburg Pincus Private Equity IX, L.P. and Secure Computing, as such may be amended from time to time;

For: 23,945,719 Against: 1,487,864 Abstained: 118,891

3. To approve the Secure Computing amended and restated 2002 Stock Option Plan to increase the number of plan shares by 1,500,000, expand the types of awards permitted by the plan, identify Internal Revenue Code Section 162(m) performance objectives that may be applied to awards, provide that the maximum number of shares that an employee may be granted under the plan during a single year is 750,000, and make other changes to the plan as set forth in Proposal No. 3;

For: 19,410,298 Against: 5,875,804 Abstained: 266,372

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

(b) Reports on Form 8-K:

On February 3, 2006, we filed a report on Form 8-K pursuant to item 1.01, “Entry into a Material Agreement”, announcing that on January 31, 2006 we entered into a standard form of indemnification agreement with each member of our Board of Directors.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: May 10, 2006	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)