Form 10-Q
period 2006-06-30
SECURE COMPUTING CORP
filed 2006-08-07
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 54,198,152 issued and outstanding as of August 1, 2006.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2006 (Unaudited)	December 31, 2005 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$71,158	$50,039
Investments	31,403	31,140
Accounts receivable, net	30,527	29,795
Inventory, net	3,810	2,174
Deferred income taxes	3,682	3,604
Other current assets	10,368	4,869

Total current assets	150,948	121,621
Property and equipment, net	10,480	3,841
Goodwill	313,429	39,230
Intangibles, net	45,200	1,814
Deferred income taxes	13,154	—
Other assets	3,500	5,257

Total assets	$536,711	$171,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,580	$2,997
Accrued payroll	7,385	4,690
Other accrued expenses	6,450	2,377
Acquisition reserve	3,378	389
Deferred revenue	51,388	29,097

Total current liabilities	73,181	39,550
Acquisition reserve, net of current portion	1,801	364
Deferred revenue, net of current portion	16,941	9,966
Deferred tax liability	18,723	—

Total liabilities	110,646	49,880

Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at June 30, 2006 and none at December 31, 2005	63,758	—

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – June 30, 2006 – 54,195,859 and December 31, 2005 – 37,021,089	541	370
Additional paid-in capital	454,171	205,970
Accumulated deficit	(90,735)	(83,698)
Accumulated other comprehensive loss	(1,670)	(759)

Total stockholders’ equity	362,307	121,883

Total liabilities and stockholders’ equity	$536,711	$171,763

NOTE:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Products	$24,527	$18,763	$53,702	$37,600
Services	14,219	7,350	27,661	14,092

Total revenues	38,746	26,113	81,363	51,692

Cost of revenues:
Products	6,047	3,257	14,876	6,933
Services	2,624	1,278	5,004	2,587
Amortization of purchased intangibles	1,253	—	1,976	—

Total cost of revenues	9,924	4,535	21,856	9,520

Gross profit	28,822	21,578	59,507	42,172

Operating expenses:
Selling and marketing	17,829	10,829	33,625	20,954
Research and development	7,802	4,001	14,726	8,285
General and administrative	2,912	1,872	5,917	3,800
Amortization of purchased intangibles	2,989	130	4,680	266
Litigation settlement	—	—	2,500	—

	31,532	16,832	61,448	33,305

Operating (loss)/income	(2,710)	4,746	(1,941)	8,867

Other income	1,361	332	1,901	400

(Loss)/income before taxes	(1,349)	5,078	(40)	9,267

Income tax benefit/(expense)	8,008	(132)	7,356	(259)

Net income	$6,659	$4,946	$7,316	$9,008

Preferred stock accretion	(937)	—	(1,750)	—
Charge from beneficial conversion of preferred stock	—	—	(12,603)	—

Net income/(loss) applicable to common shareholders	$5,722	$4,946	$(7,037)	$9,008

Basic earnings/(loss) per share	$0.11	$0.14	$(0.13)	$0.25

Weighted average shares outstanding - basic	54,108	36,057	52,915	35,943

Diluted earnings/(loss) per share	$0.11	$0.13	$(0.13)	$0.24

Weighted average shares outstanding - diluted	60,994	37,207	52,915	36,940

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$7,316	$9,008

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,842	1,067
Amortization of intangible assets	6,848	465
(Gain)/loss on disposals of property and equipment	(41)	385
Loss on disposals of intangible assets	—	5
Utilization of acquired NOL	(108)	—
Deferred income taxes	(7,316)	—
Share-based compensation	3,683	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	13,185	(454)
Inventories	568	(144)
Other current assets	174	78
Accounts payable	794	(488)
Payroll related accruals	(760)	30
Accrued liabilities and reserves	(6,899)	(136)
Deferred revenue	282	1,848

Net cash provided by operating activities	19,568	11,664

Investing activities
Proceeds from sales/maturities of investments	12,423	5,777
Purchases of investments	(12,336)	(7,600)
Purchase of property and equipment, net	(6,355)	(906)
Decrease/(increase) in intangibles and other assets	1,553	(2,773)
Cash paid for business acquisition, net of cash acquired	(69,096)	—

Net cash used for investing activities	(73,811)	(5,502)

Financing activities
Proceeds from issuance of preferred stock, net of transaction fees	69,945	—
Proceeds from issuance of common stock	6,325	3,080

Net cash provided by financing activities	76,270	3,080

Effect of exchange rates	(908)	11

Net increase in cash and cash equivalents	21,119	9,253
Cash and cash equivalents, beginning of period	50,039	37,899

Cash and cash equivalents, end of period	$71,158	$47,152

Supplemental Cash Flow Disclosure
Common stock issued for purchase of CyberGuard Corporation	$188,476	—
Release of deferred tax asset valuation as a reduction to goodwill	$9,520	—

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

When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until all elements have been delivered.

3. Summary of Significant Accounting Policies (continued)

We sell our products either directly to an end-user, or indirectly through our channel of resellers and distributors (our channel partners). When selling through our channel we require our channel partners to provide evidence of end-user sell-through. If we are unable to obtain end-user evidence at the time we fulfill the order from a channel partner, we do not recognize revenue until the channel partner supplies end-user information, the product has been shipped, and all other criteria of SOP 97-2 have been met, with the exception of sales to our distributors who stock our SnapGear product line, for which we recognize revenue upon shipment of product, net of estimated returns.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, and public relations.

Comprehensive Income

During the three months ended June 30, 2006, total comprehensive income amounted to $5.9 million compared to $4.9 million for the same period of 2005. During the six months ended June 30, 2006, total comprehensive income amounted to $6.4 million compared to $9.0 million for the six months ended June 30, 2005. The components of our comprehensive income are net income, foreign currency translation adjustments, and unrealized gain or loss on investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the three months and six months ended June 30, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the three months and six months ended June 30, 2006 using the following valuation methods: (a) for share-based payments granted prior to, but not yet vested as of, January 1, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after January 1, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 11 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of adoption of FIN 48.

4. Acquisition of CyberGuard

On January 12, 2006, we acquired 100% of the outstanding common shares of CyberGuard Corporation. The results of CyberGuard’s operations have been included in the condensed consolidated financial statements since that date. CyberGuard provided network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. CyberGuard’s products included firewall, VPN (Virtual Private Network), secure content management and security management technologies. This acquisition strengthens our position as one of the market leaders in Unified Threat Management (UTM), for enterprise UTM appliances, and strengthens our position in the Secure Content Management space. Additionally, we will have a larger presence in the Global 5000 enterprise markets as well as the U.S. Federal Government.

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

		As of Jan. 12, 2006
Cash paid net of cash acquired		$(69,096)
Current assets		18,543
Property and equipment		2,085
Other long-term and indefinite lived assets		10,570
Goodwill		283,611
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	28,610
Tradenames (6 month useful life)	390
Tradenames (12 month useful life)	290
Acquired developed technology (12 month useful life)	2,080
Acquired developed technology (36 month useful life)	1,160
Acquired developed technology (48 month useful life)	6,930

		39,460

Total assets acquired		285,173
Current liabilities		9,326
Acquisition reserve		10,338
Revenue deferred from ongoing contractual obligations at fair value		28,984
Deferred tax liability – long term		18,723

Fair value of assets and liabilities assumed and accrued		$217,802

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$38,746	$43,323	$83,140	$85,606

Net income	$6,659	$2,705	$7,337	$4,235

Net income applicable to common shareholders	$5,722	$1,768	$5,484	$2,382

Basic earnings per share	$0.11	$0.03	$0.11	$0.05

Diluted earnings per share	$0.11	$0.03	$0.09	$0.04

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

6. Net Income/(Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income/(loss) per share is computed by dividing net income/(loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the combination of dilutive common share equivalents, which consist of stock options, warrants, and preferred stock as if-converted to common stock and the weighted average number of common shares outstanding. Potential common shares of 6.3 million and 3.1 million in the three months ended June 30, 2006 and 2005, respectively and 4.2 million in the six months ended June 30, 2005, related to our outstanding stock options, were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. All potential common share equivalents for the six months ended June 30, 2006 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

6. Net Income/(Loss) Per Share (continued)

The following table represents the calculation of basic and diluted net income/(loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income/(loss) applicable to common shareholders	$5,722	$4,946	$(7,037)	$9,008

Shares used in computing basic net income/(loss) per share	54,108	36,057	52,915	35,943
Effect of outstanding dilutive stock options	1,575	1,150	—	997
Effect of preferred stock as-if converted	5,311	—	—	—

Shares used in computing diluted net income/(loss) per share	60,994	37,207	52,915	36,940
Basic net income/(loss) per share applicable to common shareholders	$0.11	$0.14	$(0.13)	$0.25

Diluted net income/(loss) per share	$0.11	$0.13	$(0.13)	$0.24

7. Contingencies

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the Superior Court of California, County of Contra Costa. The complaint alleges that we breached a commercial lease at our Concord, CA office and asked for declaratory relief, and compensatory and other damages. The Superior Court entered judgment in favor of plaintiff in June 2004 in the amount of $1.1 million and found we had breached the lease. We appealed to the First Appellate District, California Court of Appeal. The Court of Appeal denied our appeal in April 2006. In addition to the judgment entered by the Superior Court in June 2004, we incurred additional costs of $1.4 million as damages for the rental and other costs due on the balance of the lease, interest on the judgment and unpaid amounts due under the lease and plaintiff’s attorney’s fees and costs. As a result of the April 2006 denial of our appeal, we accrued $2.5 million as of March 31, 2006 for the settlement of this litigation. The settlement of $2.5 million was subsequently paid in July 2006.

8. Income Taxes

During the three months ended June 30, 2006, we recorded an income tax benefit of $8.0 million. Of this $8.0 million income tax benefit, a non-cash benefit of $7.3 million is related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we have determined it to be more likely than not that a portion of our existing deferred tax assets will be realized; the remainder of the income tax benefit is related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, and state and foreign income taxes. This is compared with $132,000 of income tax expense recorded in the three months ended June 30, 2005 which consisted of $51,000 for alternative minimum tax expense and $81,000 for various foreign income tax expenses.

During the six months ended June 30, 2006, we recorded an income tax benefit of $7.4 million. Of this $7.4 million income tax benefit, a non-cash benefit of $7.3 million is related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we have determined it to be more likely than not that a portion of our existing deferred tax assets will be realized; the remainder of the income tax benefit is related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, and state and foreign income taxes. This is compared with $259,000 of income tax expense recorded in the six months ended June 30, 2005 which consisted of $121,000 for alternative minimum tax expense and $138,000 for various foreign income tax expenses.

Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. For the three months ended June 30, 2006, $9.5 million of the reversal of the previously recorded tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement.

In accordance with FAS No. 109, we have determined that it is more likely than not that the net deferred tax assets of $16.8 million at June 30, 2006 will be realized based on expected levels of future taxable income in the United States. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $43.8 million is required to realize the $16.8 million net deferred tax asset at June 30, 2006. We have recorded $18.7 million of deferred tax liabilities related to purchased intangible assets recognized for financial reporting purposes.

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

10. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 44% and 32% of total revenue for the three months ended June 30, 2006 and 2005, respectively and 45% and 32% for the six months ended June 30, 2006 and 2005, respectively. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Domestic	$21,698	$17,757	$44,711	$35,386
International	17,048	8,356	36,652	16,306

	$38,746	$26,113	$81,363	$51,692

11. Share-Based Compensation

Description of Plans

2002 Stock Incentive Plan

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 5.0 million shares authorized under the 2002 Plan at June 30, 2006. All options granted under the 2002 Plan through June 30, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. The 2002 Plan and its predecessor plans are described more fully in our fiscal 2005 Annual Report on Form 10-K.

N2H2 Stock Option Plans

In connection with our acquisition of N2H2 in October 2003, we assumed all of the outstanding N2H2 stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan, which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $10.06 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years. The N2H2 Stock Option Plans are described more fully in our fiscal 2005 Annual Report on Form 10-K.

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

11. Share-Based Compensation (continued)

Employee Stock Purchase Plan

We have an employee stock purchase plan, which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. The Employee Stock Purchase Plan is described more fully in our fiscal 2005 Annual Report on Form 10-K.

Impact of the Adoption of SFAS No. 123(R)

See Note 3 for a description of our adoption of SFAS No. 123(R), on January 1, 2006. A summary of the share-based compensation expense for stock options, restricted stock and our Employee Stock Purchase Plan that we recorded in accordance with SFAS No. 123(R) for the three months and six months ended June 30, 2006 is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of product revenues	$82	$153
Cost of service revenues	144	269
Selling and marketing	801	1,470
Research and development	498	919
General and administrative	484	872

Reduction of income before income taxes	$2,009	$3,683

Reduction of diluted earnings per share	$0.03	$0.07

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the six months ended June 30, 2006.

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

11. Share-Based Compensation (continued)

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

We used the following assumptions to estimate the fair value of options granted and shares purchased under our ESPP for the three months and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Options – Assumptions used:
Average expected terms (years)	3.0	3.0	3.0	3.0
Weighted-average volatility	83%	49%	83%	46%
Risk-free interest rate	5.0%	3.7%	4.9%	3.7%
Dividend yield	—	—	—	—
ESPP – Assumptions used:
Average expected terms (years)	0.25	0.25	0.25	0.25
Weighted-average volatility	37.3%	43.9%	40.4%	59.2%
Risk-free interest rate	4.6%	3.0%	4.4%	2.8%
Dividend yield	—	—	—	—

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

Share-Based Compensation Expense and Stock Option Activity

We recorded $2.0 million in share-based compensation expense, which includes $1.7 million for stock options, $100,000 for our Employee Stock Purchase Plan and $195,000 for restricted stock for the three months ended June 30, 2006. For the six months ended June 30, 2006, we recorded $3.7 million in share-based compensation expense, which includes $3.2 million for stock options, $198,000 for our Employee Stock Purchase Plan and $245,000 for restricted stock. At June 30, 2006, we had 241,000 non-vested restricted stock awards that had a weighted average grant date fair value of $11.56. As of June 30, 2006, there was $19.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.0 years.

A summary of stock option activity under all stock option plans during the six months ended June 30, 2006 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,549,315	$10.06	6.5	$18,793,738
Granted	2,071,475	10.38	9.6	—
Assumed upon acquisition of CyberGuard	3,039,545	7.21	3.5	—
Exercised	(788,241)	6.82	—	—
Cancelled/forfeited/expired	(299,291)	11.54	—	—

Outstanding at June 30, 2006	12,572,803	9.64	6.3	11,891,963
Exercisable at June 30, 2006	8,488,253	$9.48	4.9	$11,374,047

The weighted average fair value of options granted during the six months ended June 30, 2006 was $5.99.

11. Share-Based Compensation (continued)

We define in-the-money options at June 30, 2006 as options that had exercise prices that were lower than the $8.60 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 3.7 million shares that were in-the-money at that date. There were 3.0 million in-the-money options exercisable at June 30, 2006.

We received $6.3 million in cash from option exercises under all share-based payment arrangements for the six months ended June 30, 2006.

Comparable Disclosure

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the three months and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$4,946	$9,008
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,557)	(5,093)

Pro forma net income	$2,389	$3,915

Net income per share:
Basic – as reported	$0.14	$0.25

Basic – pro forma	$0.07	$0.11

Diluted – as reported	$0.13	$0.24

Diluted – pro forma	$0.06	$0.11

12. Subsequent Event – Announcement of the Acquisition of CipherTrust

On July 11, 2006, we announced that we had signed a definitive merger agreement to acquire all of the outstanding stock of CipherTrust, Inc. (“CipherTrust”). Under the definitive agreement, total consideration of $273.6 million is comprised of $185.0 million in cash and 10.0 million shares of Secure common stock, plus a potential earn out payment of up to $10.0 million payable in cash and in the form of a promissory note. Up to $135.0 million of the cash portion of the consideration is expected to be financed pursuant to a financing commitment letter from Citigroup Global Markets, Inc. and UBS Loan Finance, LLC and UBS Securities LLC which was obtained on July 11, 2006. The facilities included in the financing commitment letter include senior secured first priority credit facilities consisting of (a)(i) a senior secured first priority term loan facility of up to $90.0 million and (ii) a senior secured first priority revolving credit facility of up to $20.0 million and (b) a senior secured second priority term loan facility of up to $25.0 million. We intend to utilize the funds available through such credit facilities to help finance a portion of the purchase price of the acquisition and related fees and expenses of the acquisition, as well as for general working capital and ongoing corporate purposes. The transaction is expected to close by early September 2006, subject to customary closing conditions.

CipherTrust, a privately-held company, provides innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protects against outbound policy and compliance violations associated with sensitive data leakage.

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

We operate our business within one operating segment called enterprise security solutions. The three product lines that represent the majority of our revenue are our Firewall/Unified Threat Management (UTM) security appliances, our Secure Content (SCM) products, and our SafeWord® authentication products. For the three months ended June 30, 2006 UTM appliance revenue was 52% of total revenue, SCM revenue was 33% of total revenue, and authentication revenue was 15% of total revenue. For the six months ended June 30, 2006, UTM appliance revenue was 53% of total revenue, SCM revenue was 30% of total revenue, and authentication revenue was 17% of total revenue. On a combined basis total revenue increased 48% and 57% for the three and six months ended June 30, 2006 compared to the same periods in the prior year, driven by growth across all product lines.

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

International sales accounted for 44% and 45% of total revenue during the three months and six months ended June 30, 2006, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

In July 2006, we announced that we had signed a definitive merger agreement to acquire all of the outstanding stock of CipherTrust, Inc. CipherTrust, a privately-held company, provides innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protects against outbound policy and compliance violations associated with sensitive data leakage. As a result of the acquisition, we are expected to be the leader in the enterprise gateway appliance market. The transaction is expected to close in early September 2006, subject to customary closing conditions.

As of June 30, 2006, we had $102.6 million in cash, cash equivalents, and short-term investment and generated $19.6 million in cash from operations during the six months ended June 30, 2006.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2006 and 2005.

Revenues. Our total revenues increased 48% to $38.7 million for the second quarter of 2006 up from $26.1 million in the same period of 2005. Our products revenues increased 31% to $24.5 million for the second quarter of 2006 up from $18.8 million in the same period of 2005. Our services revenues increased 93% to $14.2 million for the second quarter of 2006 up from $7.3 million in the same period of 2005. The revenue growth was driven by a 63% increase in the UTM appliance revenue, and a 40% increase in the SCM revenue, both of which were impacted by the CyberGuard acquisition. In addition, authentication revenue increased 20% compared to the prior year.

Gross Profit. Gross profit as a percentage of revenue was 74% in the second quarter of 2006 compared to 83% in the second quarter of 2005. This decrease was driven primarily by the change in the overall mix of product sales as a result of the CyberGuard acquisition. In the second quarter of 2006 a significantly larger percentage of our sales contained a hardware cost component and therefore yielded lower margins as compared to the same period in 2005 due to the incremental appliance revenues resulting from the CyberGuard acquisition. Gross profit for the second quarter of 2006 and 2005 included $226,000 and $0, respectively, of pre-tax share-based compensation expense that we recorded as a result of our adoption of SFAS No. 123(R) on January 1, 2006. In addition, gross profit for the second quarter of 2006 and 2005 included the amortization of purchased intangibles of $1.3 million and $0, respectively.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and non-recurring litigation settlement costs. Total operating expenses increased 87% to $31.5 million for the second quarter of 2006 up from $16.8 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition. The 2006 second quarter operating expenses include the following: $3.0 million of intangible amortization expense and $1.8 million of stock-based compensation expense. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 81% for the quarter compared to 64% in the same period of 2005.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses increased 65% to $17.8 million in the second quarter of 2006 up from $10.8 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 46% for the quarter compared to 41% in the same period of 2005.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 95% to $7.8 million in the second quarter of 2006 up from $4.0 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 20% for the quarter compared to 15% in the same period of 2005.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 56% to $2.9 million in the second quarter of 2006 up from $1.9 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 7% for the quarter consistent with the same period of 2005.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of the intangible assets related to the CyberGuard acquisition, described in Note 4 and to a lesser extent the N2H2 acquisition in 2003. Amortization of purchased intangible assets is $3.0 million for the second quarter of 2006 compared to $130,000 in the same period of 2005.

Other Income. Other income was $1.4 million in the second quarter of 2006, an increase from $332,000 in the same period of 2005. The increase is primarily a result of higher interest rates on higher average cash and short-term investment balances.

Income Taxes. During the three months ended June 30, 2006, we recorded an income tax benefit of $8.0 million. Of this $8.0 million income tax benefit, a non-cash benefit of $7.3 million is related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we have determined it to be more likely than not that a portion of our existing deferred tax assets will be realized; the remainder of the income tax benefit is related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, state and foreign income taxes. This is compared with $132,000 of income tax expense recorded in the three months ended June 30, 2005 which consisted of $51,000 for alternative minimum tax expense and $81,000 for various foreign income tax expenses. Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. For the three months ended June 30, 2006, $9.5 million of the reversal of the previously recorded tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement.

In accordance with FAS No. 109, we have determined that it is more likely than not that the net deferred tax assets of $16.8 million at June 30, 2006 will be realized based on expected levels of future taxable income in the United States. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $43.8 million is required to realize the $16.8 million net deferred tax asset at June 30, 2006. We have recorded $18.7 million of deferred tax liabilities related to purchased intangible assets recognized for financial reporting purposes.

Comparison of Six Months Ended June 30, 2006 and 2005.

Revenues. Our total revenues increased 57% to $81.4 million for the first six months of 2006 up from $51.7 million in the same period of 2005. Our products revenues increased 43% to $53.7 million for first six months of 2006 up from $37.6 million in the same period of 2005. Our services revenues increased 96% to $27.7 million for the first six months of 2006 up from $14.1 million in the same period of 2005. The revenue growth was driven by a 72% increase in the UTM appliance revenue, and a 52% increase in the SCM revenue, both of which were impacted by the CyberGuard acquisition. In addition, authentication revenue increased 28% compared to the prior year.

Gross Profit. Gross profit as a percentage of revenue was 73% in the first six months of 2006 compared to 82% in the same period of 2005. This decrease was driven primarily by the change in the overall mix of product sales as a result of the CyberGuard acquisition. In the first six months of 2006 a significantly larger percentage of our sales contained a hardware cost component as compared to the same period in 2005 due to the incremental appliance revenues resulting from the CyberGuard acquisition. Gross profit for the first six months of 2006 included $422,000 of pre-tax share-based compensation expense that we recorded as a result of our adoption of SFAS No. 123(R) on January 1, 2006. In addition, gross profit for the first six months of 2006 and 2005 included the amortization of purchased intangibles of $2.0 million and $0, respectively.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and non-recurring litigation settlement costs. Total operating expenses increased 85% to $61.4 million for the first six months of 2006 up from $33.3 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition. In addition, the operating expenses in the first six months of 2006 include the following: $4.7 million of intangible amortization expense, $3.3 million of stock-based compensation expense, $2.5 million of litigation settlement expense, $700,000 of duplicate costs related to the integration of the CyberGuard operations, and $300,000 of costs related to moving into new office space in Minnesota. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 76% for the first six months of 2006 compared to 64% in the same period of 2005. This increase was driven by the inclusion of share-based compensation which was not present in the prior period and the increase in amortization of intangibles as a result of the CyberGuard acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses increased 60% to $33.6 million in the first six of 2006 up from $21.0 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 41% for the first six months of 2006 consistent with the same period of 2005.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 78% to $14.7 million in the first six months of 2006 up from $8.3 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 18% for the first six months of 2006 compared to 16% in the same period of 2005.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 56% to $5.9 million in the first six months of 2006 up from $3.8 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 7% for the first six months of 2006 consistent with the same period of 2005.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of the intangible assets related to the CyberGuard acquisition, described in Note 4 and to a lesser extent the N2H2 acquisition in 2003. Amortization of purchased intangible assets is $4.7 million for the first six months of 2006 compared to $266,000 in the same period of 2005.

Litigation Settlement. Litigation settlement expense of $2.5 million in the first six months of 2006 pertains to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represents a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages.

Other Income. Other income was $1.9 million in the first six months of 2006, an increase from $400,000 in the same period of 2005. The increase is a result of higher interest rates on higher average cash and short-term investment balances and a state sales tax liability charge in the prior year.

Income Taxes. During the six months ended June 30, 2006, we recorded an income tax benefit of $7.4 million. Of this $7.4 million income tax benefit, a non-cash benefit of $7.3 million is related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we have determined it to be more likely than not that a portion of our existing deferred tax assets will be realized; the remainder of the income tax benefit is related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, state and foreign income taxes. This is compared with $259,000 of income tax expense recorded in the six months ended June 30, 2005 which consisted of $121,000 for alternative minimum tax expense and $138,000 for various foreign income tax expenses. Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. For the six months ended June 30, 2006, $9.5 million of the reversal of the previously recorded tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement.

In accordance with FAS No. 109, we have determined that it is more likely than not that the net deferred tax assets of $16.8 million at June 30, 2006 will be realized based on expected levels of future taxable income in the United States. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $43.8 million is required to realize the $16.8 million net deferred tax asset at June 30, 2006. We have recorded $18.7 million of deferred tax liabilities related to purchased intangible assets recognized for financial reporting purposes.

Worldwide net operating loss carryforwards totaled approximately $357.8 million at June 30, 2006, comprised of $334.0 million domestic net operating loss carryforwards and $23.8 million of international net operating loss carryforwards. Of these carryforwards, $54.9 million relates to stock option exercises, $106.7 million relates to acquired CyberGuard net operating losses, and $58.4 million relates to acquired N2H2 net operating losses, which currently have a partial valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. The benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the CyberGuard and N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $94.0 million has yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that the tax benefit of these carryforwards will be available to offset future income tax expense when taxable income is realized.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments increased by $21.4 million from $81.2 million at December 31, 2005 to $102.6 million at June 30, 2006. The increase is primarily due to $19.6 million provided by operating activities and $6.3 million from the exercise of stock options and sale of common stock through our employee stock purchase plan, offset by $6.4 million for capital additions.

Net cash provided by operating activities of $19.6 million for the six months ended June 30, 2006 was comprised of $7.3 million in net income, $4.9 million in net non-cash related expenses, $13.2 million decrease in accounts receivable offset by a $6.9 million decrease in accrued liabilities and reserves. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $73.8 million during the six months ended June 30, 2006 consisted of a $69.1 million cash outlay for the acquisition of CyberGuard, and $6.4 million for capital additions, which were primarily for furnishing our new St. Paul, MN facility, computer equipment and technology upgrades. We expect to use another $3.4 million during the remainder of 2006 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $76.3 million for the six months ended June 30, 2006 consisted primarily of proceeds received from the issuance of preferred stock, net of transaction fees, of $69.9 million, which was used to finance the CyberGuard acquisition and $6.3 million related to the exercise of stock options and sale of common stock through our employee stock purchase plan.

As of June 30, 2006, we had working capital of $77.8 million. We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, and to license technology or products related to our line of business. In the coming months we intend to utilize $70.0 million of our current available cash for the CipherTrust acquisition (see Note 12), which is expected to close by early September 2006, subject to customary closing conditions.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash and investments on hand we will have a $20.0 million revolving credit facility available pursuant to a financing commitment letter from Citigroup Global Markets, Inc. and UBS Loan Finance, LLC and UBS Securities LLC which was obtained in July 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary.

CRITICAL ACCOUNTING POLICY

Share-based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and as such, prior results have not been restated. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 11 to the financial statements. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on historical volatility. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred. For options granted before January 1, 2006, we estimated the fair value of options granted using the Black-Scholes option valuation model and amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. Operating results for the three months and six months ended June 30, 2006 include $2.0 and $3.7 million of share-based compensation expense, respectively. As of June 30, 2006, there was $19.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.0 years.

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

We have determined that it is more likely than not that the net deferred tax assets of $16.8 million at June 30, 2006 will be realized based on expected levels of future taxable income in the United States. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. Several factors may affect the availability of sufficient cash resources to fund our product development and marketing and sales plans for the next twelve months, including:

•	our ability to generate revenue as currently expected;

•	unexpected expenses, such as increases in personnel and operating expenses;

•	and the need for additional funds to react to changes in the marketplace.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Previously, we developed products only in the United States and billed worldwide customers only in U.S. dollars. However, with the acquisition of CyberGuard Corp. in January 2006, products are also developed in Germany and Australia and a portion of our sales in the first six months of 2006 were billed in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our sales priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect. For our sales priced in a foreign currency, we face additional exposure to adverse movements in foreign currency exchange rates. This exposure will decrease once we complete the integration of business operations and bill customers only in U.S. dollars.

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

We also hold an equity interest in a privately held technology company. This investment was recorded at cost and is reported in other assets on our consolidated balance sheets. As of June 30, 2006 this investment had a carrying value of $2.7 million.

We believe our operations are currently not subject to significant market risks for foreign currency exchange rates, interest rates, or other relevant market price risks of a material nature.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that relating to the acquisition of CyberGuard Corporation as of June 30, 2006. See Note 4 to the condensed consolidated financial statements included in Item 1 for discussion of the acquisition and related financial data. We are in the process of integrating the CyberGuard operations and will be incorporating these operations as part of our internal controls. However, for purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting have been excluded.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2002, we were named as the defendant in a rental property lawsuit brought by Salvio Pacheco Square LLP in the Superior Court of California, County of Contra Costa. The complaint alleges that we breached a commercial lease at our Concord, CA office and asked for declaratory relief, and compensatory and other damages. The Superior Court entered judgment in favor of plaintiff in June 2004 in the amount of $1.1 million and found we had breached the lease. We appealed to the First Appellate District, California Court of Appeal. The Court of Appeal denied our appeal in April 2006. In July 2006 we paid $2.5 million for settlement of this lawsuit.

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleges that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent. The answer to the complaint was filed on July 26, 2006.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on at our Annual Meeting of Stockholders held on May 17, 2006:

a) The following directors were elected:

	Number of Common Shares Voted
Directors	For	Withheld
Robert J. Frankenberg	46,791,262	3,959,811
John McNulty	47,933,601	2,817,472
James Jordan	46,960,575	3,790,498

These directors were elected to a three year term commencing upon their election. Directors: Eric Rundquist, Alexander Zakupowsky, Richard Scott, Cary Davis, and Steven Purcelli continue in office until expiration of their respective roles.

b) The following amendment to the 2002 Incentive Plan was approved:

	Number of Common Shares Voted
2002 Stock Incentive Plan	For	Against	Abstain
Amendment to the 2002 Stock Incentive Plan to increase the the number of shares available for issuance by 1,500,000	26,636,934	11,682,295	189,843

c) The following proposal was approved:

	Number of Common Shares Voted
Independent Auditors	For	Against	Abstain
Ratification of Ernst & Young LLP as independent accountants for the year ended December 31, 2006	49,950,686	604,976	195,410

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

SECURE COMPUTING CORPORATION

DATE: August 7, 2006	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)