Form 10-Q
period 2006-09-30
SECURE COMPUTING CORP
filed 2006-11-09
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 64,509,286 issued and outstanding as of November 1, 2006.

SECURE COMPUTING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$7,910	$50,039
Investments	460	31,140
Accounts receivable, net	51,733	29,795
Inventory, net	4,533	2,174
Deferred income taxes	1,887	3,604
Other current assets	12,789	4,869

Total current assets	79,312	121,621
Property and equipment, net	12,871	3,841
Goodwill	586,054	39,230
Intangibles, net	42,021	1,814
Deferred income taxes	15,166	—
Other assets	5,263	5,257

Total assets	$740,687	$171,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,628	$2,997
Accrued payroll	10,646	4,690
Other accrued expenses	7,219	2,377
Acquisition reserve	5,251	389
Deferred revenue	65,699	29,097
Current portion of long-term debt and borrowings	2,900	—

Total current liabilities	105,343	39,550
Acquisition reserve, net of current portion	1,696	364
Deferred revenue, net of current portion	29,498	9,966
Deferred tax liability	19,159	—
Debt, net of current portion	86,005	—

Total liabilities	241,701	49,880

Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at September 30, 2006 and none at December 31, 2005	64,661	—

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 64,489,321 at September 30, 2006 and 37,021,089 at December 31, 2005	644	370
Additional paid-in capital	534,262	205,970
Accumulated deficit 40	(98,929)	(83,698)
Accumulated other comprehensive loss	(1,652)	(759)

Total stockholders’ equity	434,325	121,883

Total liabilities and stockholders’ equity	$740,687	$171,763

NOTE:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Products	$28,068	$19,365	$81,770	$56,965
Services	15,680	7,884	43,341	21,976

Total revenues	43,748	27,249	125,111	78,941

Cost of revenues:
Products	7,742	3,726	22,618	10,659
Services	2,994	1,306	7,998	3,893
Amortization of purchased intangibles	1,049	—	3,025	—

Total cost of revenues	11,785	5,032	33,641	14,552

Gross profit	31,963	22,217	91,470	64,389

Operating expenses:
Selling and marketing	23,703	10,840	57,328	31,794
Research and development	8,828	4,334	23,554	12,619
General and administrative	3,469	1,510	9,386	5,310
Amortization of purchased intangibles	2,310	129	6,990	395
Litigation settlement	—	—	2,500	—

	38,310	16,813	99,758	50,118

Operating (loss)/income	(6,347)	5,404	(8,288)	14,271
Other income	501	552	2,402	952

(Loss)/income before taxes	(5,846)	5,956	(5,886)	15,223
Income tax (expense)/benefit	(1,445)	(164)	5,911	(423)

Net (loss)/income	$(7,291)	$5,792	$25	$14,800

Preferred stock accretion	(903)	—	(2,653)	—
Charge from beneficial conversion of preferred stock	—	—	(12,603)	—

Net (loss)/income applicable to common shareholders	$(8,194)	$5,792	$(15,231)	$14,800

Basic (loss)/earnings per share	$(0.14)	$0.16	$(0.28)	$0.41

Weighted average shares outstanding - basic	57,378	36,573	54,417	36,157

Diluted (loss)/earnings per share	$(0.14)	$0.15	$(0.28)	$0.40

Weighted average shares outstanding - diluted	57,378	38,182	54,417	37,345

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$25	$14,800

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,970	1,565
Amortization of intangible assets	10,331	685
Loss on disposals of property and equipment and intangible assets	995	486
Amortization of debt fees	37	—
Utilization of acquired NOL	1,223	—
Deferred income taxes	(7,316)	—
Share-based compensation	7,019	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,149)	(3,618)
Inventories	(324)	240
Other current assets	1,032	(171)
Accounts payable	6,516	(840)
Payroll related accruals	1,771	417
Accrued liabilities and reserves	(13,875)	211
Deferred revenue	16,753	5,005

Net cash provided by operating activities	26,008	18,780

Investing activities
Proceeds from sales/maturities of investments	46,431	9,156
Purchases of investments	(15,390)	(23,455)
Purchase of property and equipment, net	(8,368)	(1,737)
Decrease/(increase) in intangibles and other assets	734	(2,954)
Cash paid for business acquisitions, net of cash acquired	(256,747)	—

Net cash used for investing activities	(233,340)	(18,990)

Financing activities
Proceeds from revolving debt	2,000	—
Proceeds from long-term debt, net of transaction fees	86,868	—
Proceeds from issuance of preferred stock, net of transaction fees	69,945	—
Proceeds from issuance of common stock	7,317	6,233

Net cash provided by financing activities	166,130	6,233

Effect of exchange rates	(927)	12

Net (decrease)/increase in cash and cash equivalents	(42,129)	6,035
Cash and cash equivalents, beginning of period	50,039	37,899

Cash and cash equivalents, end of period	$7,910	$43,934

Supplemental Cash Flow Disclosure
Common stock issued for purchase of CyberGuard Corporation	$188,476	—
Common stock issued for purchase of CipherTrust, Inc.	$68,100	—
Release of deferred tax asset valuation as a reduction to goodwill	$9,520	—

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Secure Computing is a global leader in Enterprise Gateway Security. Founded in 1989, we have been securing the connections between people and information for nearly 20 years. We use our broad expertise in security technology to develop Enterprise Gateway Security solutions that allow organizations to exchange critical information safely with their customers, partners and employees using trusted connections. Specializing in delivering Enterprise-class solutions that secure Web, email, and network connectivity, we are proud to be the global security solutions provider to some of the most mission-critical network environments in the world.

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

When arrangements contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period.

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

Derivative Instrument

In September 2006, we entered into an interest rate cap agreement which is required to be accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair

3. Summary of Significant Accounting Policies (continued)

value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The interest rate cap agreement applies to (b), referred to as a cash flow hedge. For a derivative that is designated as a cash flow hedge the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (see “Comprehensive (Loss)/Income” below) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in income.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, and public relations.

Comprehensive (Loss)/Income

During the three months ended September 30, 2006, total comprehensive (loss)/income amounted to ($7.3 million) compared to $5.8 million for the same period of 2005. During the nine months ended September 30, 2006, total comprehensive (loss)/income amounted to ($918,000) compared to $14.8 million for the nine months ended September 30, 2005. The components of our comprehensive (loss)/income are net (loss)/income, foreign currency translation adjustments, unrealized gain/(loss) on investments, and unrealized gain/(loss) on interest rate cap for debt. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income.

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the three months and nine months ended September 30, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the three months and nine months ended September 30, 2006 using the following valuation methods: (a) for share-based payments granted prior to, but not yet vested as of, January 1, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after January 1, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 13 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of adoption of FIN 48.

3. Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No.157.

4. Acquisition of CipherTrust

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. The results of CipherTrust’s operations have been included in the condensed consolidated financial statements since that date. CipherTrust’s products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. CipherTrust’s products include IronMail, powered by Trusted Source, IronIM, IronMail Edge, IronNet, and RADAR. As a result of the acquisition we are expected to be established as a leader in the Messaging Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions will address the fast-growing Web and messaging gateway security needs.

The aggregate purchase price was $270.1 million consisting primarily of $188.1 million in cash, the issuance of 10.0 million shares of common stock valued at $68.1 million, the conversion of outstanding CipherTrust stock options into options to purchase 2.5 million shares of our common stock with a fair value of $7.8 million, and direct costs of the acquisition of $6.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $90.0 million of the CipherTrust acquisition through debt financing obtained from a syndicate of banks led by Citigroup and UBS Investment Bank. See Note 6 for details on the debt financing. As part of the terms of the acquisition, we may issue a $10.0 million note to former CipherTrust shareholders that is subject to the attainment of certain performance conditions to be met by September 30, 2007.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. Given the uncertainty of finite-lived intangible assets at the time of this filing, sufficient information is not available at this time to provide specifics with regard to intangible assets, including customer contracts and relationships, patents, trademarks, and developed technology. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of August 31, 2006
Cash paid net of cash acquired	$(187,651)
Current assets	10,381
Property and equipment	1,930
Other long-term assets	1,218
Goodwill	274,362

Total assets acquired	100,240
Current liabilities	6,887
Acquisition reserve	7,084
Revenue deferred from ongoing contractual obligations at fair value	10,384

Fair value of assets and liabilities assumed and accrued, net	$75,885

4. Acquisition of CipherTrust (continued)

We accrued approximately $7.1 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, severance costs and other related costs, of which $3.7 million remains as an accrual as of September 30, 2006.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$50,728	$38,723	$167,141	$122,975
Net (loss)/income applicable to common shareholders	$(10,526)	$(325)	$(27,235)	$(1,194)

Basic (loss)/earnings per share	$(0.16)	$(0.01)	$(0.43)	$(0.03)

Diluted (loss)/earnings per share	$(0.16)	$(0.01)	$(0.43)	$(0.03)

The unaudited pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone and interest expense for debt assumed. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future.

5. Acquisition of CyberGuard

On January 12, 2006, we acquired 100% of the outstanding common shares of CyberGuard Corporation. The results of CyberGuard’s operations have been included in the condensed consolidated financial statements since that date. CyberGuard provided network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. CyberGuard’s products included firewall, VPN (Virtual Private Network), secure content management and security management technologies. This acquisition strengthens our position as one of the market leaders in Network Gateway Security, for enterprise Network Gateway Security appliances, and strengthens our position in the Web Gateway Security space. Additionally, we now have a larger presence in the Global 5000 enterprise markets as well as the U.S. Federal Government.

The aggregate purchase price was $310.7 million consisting of 32.6 million shares of common stock valued at $188.5 million, $2.73 in cash issued for each outstanding share of CyberGuard common stock valued at $88.9 million, the conversion of outstanding CyberGuard stock options into options to purchase 3.0 million shares of our common stock with a value of $29.3 million and direct costs of the acquisition of $4.0 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $70.0 million of the CyberGuard acquisition through the issuance of preferred equity securities. See Note 7 for details on the equity financing.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, goodwill and indefinite lived trademarks recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

5. Acquisition of CyberGuard (continued)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of January 12, 2006
Cash paid net of cash acquired		$(69,096)
Current assets		18,016
Property and equipment		2,090
Other long-term and indefinite lived assets		10,570
Goodwill		283,235
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	28,610
Tradenames (6 month useful life)	390
Tradenames (12 month useful life)	290
Acquired developed technology (12 month useful life)	2,080
Acquired developed technology (36 month useful life)	1,160
Acquired developed technology (48 month useful life)	6,930

		39,460

Total assets acquired		284,275
Current liabilities		9,366
Acquisition reserve		9,481
Revenue deferred from ongoing contractual obligations at fair value		28,903
Deferred tax liability – long-term		18,723

Fair value of assets and liabilities assumed and accrued, net		$217,802

We accrued approximately $9.5 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, excess capacity fees, directors and officers insurance policy premium, severance and other related costs, of which $2.6 million remains as an accrual as of September 30, 2006.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$43,748	$44,685	$126,888	$130,291
Net (loss)/income	$(7,291)	$4,939	$46	$8,267
Net (loss)/income applicable to common shareholders	$(8,194)	$4,036	$(2,607)	$5,614

Basic (loss)/earnings per share	$(0.14)	$0.08	$(0.05)	$0.11

Diluted (loss)/earnings per share	$(0.14)	$0.09	$(0.05)	$0.15

The unaudited pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, increased intangible amortization, income taxes, and preferred stock accretion. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future.

6. Debt

Debt as of September 30, 2006 consists of the following (in thousands):

Revolving credit facility, due August 31, 2012, LIBOR plus 3.25%	$2,000
Secured term loan, due August 31, 2013, LIBOR plus 3.25%	90,000
Deferred financing fees related to secured term loan, due August 31, 2013	(3,095)

Total long-term debt	88,905
Less current portion	2,900

Total long-term debt, less current portion	$86,005

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 4 above. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000 beginning in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) + 3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of September 30, 2006 was 8.58%.

The revolving credit facility matures on August 31, 2012 with interest payable quarterly at LIBOR + 3.25%. The interest rate on the revolving credit facility may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility also requires that we pay an annual commitment fee of .5%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, is payable quarterly in arrears. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: August 31, 2006 through December 31, 2006 – 4.75 to 1.00; First six months of Fiscal 2007 – 4.00 to 1.00; Last six months of Fiscal 2007 – 3.50 to 1.00; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.25 to 1.00; Fiscal 2010 through maturity – 2.00 to 1.00.

The obligations under the senior secured credit facility are guaranteed by us and are secured by a perfected security interest in substantially all of our assets. Financing fees incurred in connection with the credit facility were deferred and are included as a reduction to our long-term debt. These fees are being amortized to interest expense over the term of the term loan using the effective interest rate method.

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us, in December 2006, to comply with certain financial covenants, including maintaining leverage and interest coverage ratios and capital expenditure limitations.

Derivative Instrument

We have entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreases $10.0 million each quarter starting March 30, 2007. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our consolidated balance sheet and the related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement is $29,000 as of September 30, 2006.

7. Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 of perpetual convertible Series A preferred stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of Directors. Based on a quoted market price, as of January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 5 above.

On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share in accordance with an anti-dilution provision that became effective due to the CipherTrust acquisition. Holders of our preferred stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: beginning in July 2010, shares of preferred stock will be entitled to receive semi-annual dividends, which may be paid in cash or added to the preferred stock liquidation preference, equal to 5% of the preferred stock liquidation preference per year and each share of preferred stock has an initial liquidation preference of $100 which accretes daily at an annual rate of 5%, compounded semi-annually, until July 2010.

On August 31, 2006, the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share also in accordance with an anti-dilution provision that became effective due to the CipherTrust acquisition. The warrant expires on January 12, 2013. When the market price of our common stock is above their exercise price, the warrants become dilutive and are immediately included in the computation of diluted earnings per share using the treasury stock method.

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

8. Net (Loss)/Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net (loss)/income per share is computed by dividing net (loss)/income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the combination of dilutive common share equivalents, which consist of stock options and the weighted average number of common shares outstanding. All potential common share equivalents for the three and nine months ended September 30, 2006 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. Additionally, 5,480,784 and 5,412,446 shares of convertible Series A preferred stock were excluded from the effect of dilutive securities for the three and nine months ended September 30, 2006, respectively, because we reported a net loss for these periods. Potential common shares of 2.3 million and 2.5 million for the three months and nine months ended September 30, 2005, respectively, related to our outstanding stock options, were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

The following table represents the calculation of basic and diluted net (loss)/income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss)/income applicable to common shareholders	$(8,194)	$5,792	$(15,231)	$14,800

Shares used in computing basic net (loss)/income per share	57,378	36,573	54,417	36,157
Effect of outstanding dilutive stock options	—	1,609	—	1,188

Shares used in computing diluted net (loss)/income per share	57,378	38,182	54,417	37,345
Basic net (loss)/income per share applicable to common shareholders	$(0.14)	$0.16	$(0.28)	$0.41

Diluted net (loss)/income per share	$(0.14)	$0.15	$(0.28)	$0.40

9. Contingencies

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

10. Income Taxes

During the three months ended September 30, 2006, we recorded income tax expense of $1.4 million. The $1.4 million of income tax expense is related to current income tax components such as the utilization of acquired net operating losses, alternative minimum income tax, and state and foreign income taxes. This is compared with $164,000 of income tax expense recorded in the three months ended September 30, 2005 which consisted of $91,000 for alternative minimum tax expense, $14,000 for state income tax expense, and $59,000 for various foreign income and withholding tax expenses.

During the nine months ended September 30, 2006, we recorded an income tax benefit of $5.9 million. Of this $5.9 million income tax benefit, a non-cash benefit of $7.3 million is related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we have determined it to be more likely than not that a portion of our existing deferred tax assets will be realized; the remainder of the income tax expense is related to current income tax components such as the utilization of acquired net operating losses, alternative minimum income tax, and state and foreign income taxes. This is compared with $423,000 of income tax expense recorded in the nine months ended September 30, 2005 which consisted of $212,000 for alternative minimum tax expense, $14,000 for state income tax expense and $197,000 for various foreign income and withholding tax expenses.

Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available.

In accordance with FAS No. 109, we have determined that it is more likely than not that the net deferred tax assets of $17.1 million at September 30, 2006 will be realized based on expected levels of future taxable income in the United States. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $44.3 million is required to realize the $17.1 million net deferred tax asset at September 30, 2006. We have recorded $19.2 million of deferred tax liabilities related to purchased intangible assets recognized for financial reporting purposes.

11. Related Party Transaction

(a) Strategic Investment

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

(b) Operating Lease

In August 2006, we assumed from CipherTrust a lease for its corporate headquarters of approximately 75,288 square feet located in Alpharetta, Georgia. The lease has a term of three years commencing on August 1, 2006 and provides for a free rent period of three months with the first payment due November 1, 2006. Lease expense is recorded based on its ratable portion of the total lease obligation on a straight-line basis.

One of our directors and officers is Chairman of the Board of Directors and a majority shareholder in AirDefense, Inc. (AirDefense). In August 2006, we assumed from CipherTrust a sublease agreement with AirDefense, subleasing approximately 13,997 square feet of the premises. AirDefense is obligated via the sublease agreement to pay its pro rata share of the monthly base rental payment of $17,000 through the term of the lease. As of September 30, 2006, we have included $17,000, $4,000 and $4,000 in the

11. Related Party Transaction (continued)

accounts receivable, accounts payable and accrued expense balance, respectively, on our condensed consolidated balance sheet. We have reflected $94,000 of lease expense and $17,000 of sublease income in our statement of operations in general and administrative expenses since the date of acquisition.

(c) Software License

Our CipherTrust subsidiary sublicenses certain internal use software from Jupiter Ventures, LLC under a sublicense arrangement. Jupiter is controlled by one of our directors and officers and his associates. The sublicense agreement dated December 27, 2002 included a term of two years and allowed for one-year renewal options. In December 2005, the sublicense was renewed for a term of one additional year. The payment terms provide that CipherTrust pay a license fee to Jupiter in the amount of $10,000 quarterly. CipherTrust acts as the primary point of contact with the software vendor and is billed directly for the quarterly license fee due by the software vendor. CipherTrust then allocates the software license costs through a cost-sharing agreement with AirDefense based on headcount of each company. Since the date of acquisition, we have recorded $6,000, as general and administrative expenses, related to the portion of the license fee of CipherTrust.

(d) Travel Service Expenses

Since the date of acquisition, AirDefense billed our CipherTrust subsidiary $4,000 for travel services provided to CipherTrust, which are included in our sales and marketing expenses. The travel services relate to the procurement of airline travel, hotel reservations, and ground transportation for our employees for business-related travel.

(e) Shared International Sales Resources

One of our directors and officers is Chairman of the board of Directors and a minority shareholder in Air2Web. Certain employees of Air2Web’s subsidiary in India provide our CipherTrust subsidiary with various marketing and customer support services. Since the date of acquisition, Air2Web billed us $8,000 for such services. As of September 30, 2006, we have included $8,000 and $2,000 in the accounts payable and accrued expense balance, respectively, on our condensed consolidated balance sheet.

(f) Banking Relationship

During the one month period ended September 30, 2006, we had net billings to Silicon Valley Bank and corresponding revenue of $5,000 and $3,000, respectively. As of September 30, 2006, $12,000 was deferred and included in deferred revenue and $6,000 was included in accounts receivable on our condensed consolidated balance sheet

12. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 32% and 30% of total revenue for the three months ended September 30, 2006 and 2005, respectively and 40% and 31% for the nine months ended September 30, 2006 and 2005, respectively. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Domestic	$29,753	$19,074	$74,872	$54,460
International	13,995	8,175	50,239	24,481

	$43,748	$27,249	$125,111	$78,941

13. Share-Based Compensation

Description of Plans

2002 Stock Incentive Plan

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 6.5 million shares authorized under the 2002 Plan at September 30, 2006. All options granted under the 2002 Plan through September 30, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. The 2002 Plan and its predecessor plans are described more fully in our fiscal 2005 Annual Report on Form 10-K.

N2H2 Stock Option Plans

In connection with our acquisition of N2H2 in October 2003, we assumed all of the outstanding N2H2 stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan, which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $10.06 per share. The options granted under these plans, since the acquisition, have ten year terms and vest 25% after the first year and then monthly over the following three years. The N2H2 Stock Option Plans are described more fully in our fiscal 2005 Annual Report on Form 10-K.

CyberGuard Stock Option Plans

In connection with our acquisition of CyberGuard in January 2006, we assumed all of the outstanding CyberGuard stock options under the 1994 and 1998 Stock Option Plans which were converted into options to purchase approximately 3,039,545 shares of our common stock. All outstanding stock options assumed were exercisable and vested. These options were assumed at prices between $1.56 and $15.07 per share, with a weighted average exercise price of $7.21 per share. The options granted under these plans, since the acquisition, have ten year terms and vest 25% after the first year and then monthly over the following three years.

CipherTrust 2000 Stock Option Plan

In connection with our acquisition of CipherTrust in August 2006, we assumed all of the outstanding CipherTrust stock options under the 2000 Stock Option Plan which were converted into options to purchase approximately 2,543,662 shares of our common stock. All outstanding stock options assumed were unvested and have seven-year terms. These options were assumed at prices between $0.01 and $6.19 per share, with a weighted average exercise price of $2.88 per share. After the date of acquisition, the options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. The ESPP is described more fully in our fiscal 2005 Annual Report on Form 10-K.

Impact of the Adoption of SFAS No. 123(R)

See Note 3 for a description of our adoption of SFAS No. 123(R), on January 1, 2006. A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for the three months and nine months ended

13. Share-Based Compensation (continued)

September 30, 2006 for stock options, restricted stock and shares purchased under our ESPP is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of product revenues	$109	$262
Cost of service revenues	170	439
Selling and marketing	1,863	3,333
Research and development	706	1,625
General and administrative	488	1,360

Increase of loss before income taxes	$3,336	$7,019

Increase of basic loss per share	$0.06	$0.13

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the nine months ended September 30, 2006.

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

13. Share-Based Compensation (continued)

We used the following assumptions to estimate the fair value of options granted and shares purchased under our ESPP for the three months and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Options – Assumptions used:
Average expected terms (years)	3.0	3.0	3.0	3.0
Weighted-average volatility	83%	88%	83%	74%
Risk-free interest rate	4.8%	3.8%	4.8%	3.8%
Dividend yield	—	—	—	—

ESPP – Assumptions used:
Average expected terms (years)	0.25	0.25	0.25	0.25
Weighted-average volatility	37%	53%	39%	53%
Risk-free interest rate	4.9%	3.4%	4.5%	3.0%
Dividend yield	—	—	—	—

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

Share-Based Compensation Expense and Stock Option Activity

We recorded $3.3 million in share-based compensation expense, which includes $3.0 million for stock options, $102,000 for our ESPP and $223,000 for restricted stock for the three months ended September 30, 2006. For the nine months ended September 30, 2006, we recorded $7.0 million in share-based compensation expense, which includes $6.2 million for stock options, $300,000 for our ESPP and $468,000 for restricted stock. At September 30, 2006, we had 241,000 non-vested restricted stock awards that had a weighted average grant date fair value of $11.56. As of September 30, 2006, there was $39.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.4 years.

A summary of stock option activity under all stock option plans during the nine months ended September 30, 2006 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,549,315	$10.06	6.5	$18,793,738
Granted	4,379,449	8.37	9.8	—
Assumed upon acquisition of CyberGuard	3,039,545	7.21	3.5	—
Assumed upon acquisition of CipherTrust	2,543,662	2.88	2.6	—
Exercised	(1,013,393)	6.11	—	—
Cancelled/forfeited/expired	(619,455)	11.13	—	—

Outstanding at September 30, 2006	16,879,123	8.27	6.7	14,235,934
Exercisable at September 30, 2006	8,525,744	$9.53	5.4	$5,503,838

The weighted average fair value of options granted during the nine months ended September 30, 2006 was $4.73.

We define in-the-money options at September 30, 2006 as options that had exercise prices that were lower than the $6.33 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4.7 million shares that were in-the-money at that date. There were 2.1 million in-the-money options exercisable at September 30, 2006.

13. Share-Based Compensation (continued)

We received $6.1 million in cash from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006.

Comparable Disclosure

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$5,792	$14,800
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,230)	(6,758)

Pro forma net income	$3,562	$8,042

Net income per share:
Basic – as reported	$0.16	$0.41

Basic – pro forma	$0.10	$0.22

Diluted – as reported	$0.15	$0.40

Diluted – pro forma	$0.09	$0.22

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

EXECUTIVE OVERVIEW

Organizations today are rapidly growing their businesses through the Internet. In this expanding business environment, threats are also increasing right along with these growth opportunities. Our customers need a secure infrastructure they can rely on. Accordingly, our commitment is to mitigate their risk exposure and protect their information assets from a multitude of threats, including identity theft, intruders, legal liability, security compromises, hackers, malicious software, and viruses.

Our products protect some of the most mission-critical networks and applications in the world. As these network environments have evolved with the growth of the Internet, we have added extensive capabilities in the areas of Web and messaging application security as well as identity and access management. Addressing the fundamental issues of application security has required a new approach which is embodied in our Enterprise Gateway Security portfolio. Our solutions run on a variety of platforms and integrate well with other enterprise solutions, making our products a safe and economical choice for organizations worldwide. As the overall malicious threat environment continues to evolve, companies are investing valuable budget dollars in robust security products. We are well positioned to provide customers with technologically advanced products to protect their networks from both known and unknown attacks today, and into the future.

We operate our business within one operating segment called Enterprise Gateway Security solutions. The four product lines that represent the majority of our revenue are our Web Gateway Security solutions, our Messaging Gateway Security solutions, our Network Gateway Security solutions, and our Identity and Access Management solutions. For the three months ended September 30, 2006, Network Gateway Security solutions revenue was 60% of total revenue, Web Gateway Security solutions revenue was 24% of total revenue, Identity and Access Management solutions revenue was 13% of total revenue, and Messaging Gateway Security solutions revenue was 3% of total revenue. For the nine months ended September 30, 2006, Network Gateway Security solutions revenue was 56% of total revenue, Web Gateway Security solutions revenue was 27% of total revenue, Identity and Access Management solutions revenue was 16% of total revenue, and Messaging Gateway Security solutions revenue was 1% of total revenue. On a combined basis total revenue increased 61% and 58% for the three and nine months ended September 30, 2006 compared to the same periods in the prior year, driven by growth across all product lines.

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

International sales accounted for 32% and 40% of total revenue during the three months and nine months ended September 30, 2006, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in proceeds from the issuance of 700,000 of convertible Series A preferred stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of

Directors. Based on a quoted market price as of January 12, 2006 and the fair value of the warrant was determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 5 above. On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share and the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share in accordance with an anti-dilution provision that became effective due to the CipherTrust acquisition.,.

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. The results of CipherTrust’s operations have been included in the condensed consolidated financial statements since that date. CipherTrust’s products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. CipherTrust’s products include IronMail, powered by Trusted Source, IronIM, IronMail Edge, IronNet, and RADAR. As a result of the acquisition we are expected to be established as a leader in the Messaging Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions will address the fast-growing Web and messaging gateway security needs.

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provided for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 4 above. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000 beginning in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) + 3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%.

The revolving credit facility matures on August 31, 2012 with interest payable quarterly at LIBOR + 3.25%. The interest rate on the revolving credit facilities may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility also requires that we pay an annual commitment fee of .5%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, is payable quarterly in arrears. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: August 31, 2006 through December 31, 2006 – 4.75 to 1.00; First six months of Fiscal 2007 – 4.00 to 1.00; Last six months of Fiscal 2007 – 3.50 to 1.00; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.25 to 1.00; Fiscal 2010 through maturity – 2.00 to 1.00.

The obligations under the senior secured credit facility are guaranteed by us and are secured by a perfected security interest in substantially all of our assets. Financing fees incurred in connection with the credit facility were deferred and are included as a reduction to our long-term debt. These fees are being amortized to interest expense over the term of the term loan using the effective interest rate method.

The credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including maintaining leverage and interest coverage ratios and capital expenditure limitations.

As of September 30, 2006, we had $8.4 million in cash, cash equivalents, and short-term investment and generated $26.0 million in cash from operations during the nine months ended September 30, 2006.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2006 and 2005.

Revenues. Our total revenues increased 61% to $43.7 million for the third quarter of 2006 up from $27.2 million in the same period of 2005. Our products revenues increased 45% to $28.1 million for the third quarter of 2006 up from $19.4 million in the same period of 2005. Our services revenues increased 99% to $15.7 million for the third quarter of 2006 up from $7.9 million in the same period of 2005. The revenue growth was driven by a 97% increase in the Network Gateway Security solutions revenue, and a 39% increase in the Web Gateway Security solutions revenue, both of which were positively impacted by the CyberGuard acquisition. In addition, Identity and Access Management solutions revenue increased 4% compared to the prior year. Messaging Gateway Security solutions revenue, added through the CipherTrust acquisition, represented 3% of total revenue for the third quarter of 2006.

Gross Profit. Gross profit as a percentage of revenue was 73% in the third quarter of 2006 compared to 82% in the third quarter of 2005. This decrease was driven primarily by the change in the overall mix of product sales as a result of the CyberGuard acquisition. In the third quarter of 2006, a significantly larger percentage of our sales contained a hardware component and therefore, yielded lower margins as compared to the same period in 2005 driven primarily by the CyberGuard acquisition. Gross profit for the third quarter of 2006 and 2005 included $279,000 and $0, respectively, of pre-tax share-based compensation expense that we recorded as a result of our adoption of SFAS No. 123(R) on January 1, 2006. In addition, gross profit for the third quarter of 2006 and 2005 included the amortization of purchased intangibles of $1.0 million and $0, respectively.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and non-recurring litigation settlement costs. Total operating expenses increased 128% to $38.3 million for the third quarter of 2006 up from $16.8 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions. The 2006 third quarter operating expenses included the following: $2.3 million of intangible amortization expense, $3.1 million of stock-based compensation expense and $1.0 million in disposal of fixed assets. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 88% for the quarter compared to 62% in the same period of 2005. This increase was driven by the inclusion of share-based compensation which was not present in the prior period and the increase in amortization of intangibles as a result of the CyberGuard acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses increased 119% to $23.7 million in the third quarter of 2006 up from $10.8 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 54% for the quarter compared to 40% in the same period of 2005.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 104% to $8.8 million in the third quarter of 2006 up from $4.3 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 20% for the quarter compared to 16% in the same period of 2005.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 130% to $3.5 million in the third quarter of 2006 up from $1.5 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 8% for the quarter compared to 6% in the same period of 2005.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of the intangible assets related to the CyberGuard acquisition, described in Note 5 and to a lesser extent the N2H2 acquisition in 2003. Amortization of purchased intangible assets was $2.3 million for the third quarter of 2006 compared to $129,000 in the same period of 2005.

Other Income. Other income was $501,000 in the third quarter of 2006, a decrease from $552,000 in the same period of 2005. The decrease is primarily a result of incurred interest expense related to debt assumed for the CipherTrust acquisition, offset by interest income.

Income Taxes. During the third quarter of 2006, we recorded income tax expense of $1.4 million. The $1.4 million of income tax expense is related to current income tax components such as the utilization of acquired net operating losses, alternative minimum income tax, state and foreign income taxes. This is compared with $164,000 of income tax expense recorded in the third quarter of 2005 which consisted of $91,000 for alternative minimum tax expense, $14,000 for state income tax expense, and $59,000 for various foreign income and withholding tax expenses. Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available.

In accordance with FAS No. 109, we have determined that it is more likely than not that the net deferred tax assets of $17.0 million at September 30, 2006 will be realized based on expected levels of future taxable income in the United States. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $44.3 million is required to realize the $17.0 million net deferred tax asset at September 30, 2006. We have recorded $19.2 million of deferred tax liabilities related to purchased intangible assets recognized for financial reporting purposes.

Comparison of Nine Months Ended September 30, 2006 and 2005.

Revenues. Our total revenues increased 59% to $125.1 million for the first nine months of 2006 up from $78.9 million in the same period of 2005. Our products revenues increased 44% to $81.8 million for first nine months of 2006 up from $57.0 million in the same period of 2005. Our services revenues increased 97% to $43.3 million for the first nine months of 2006 up from $22.0 million in the same period of 2005. The revenue growth was driven by an 81% increase in the Network Gateway Security solutions revenue, and a 47% increase in the Web Gateway Security solutions revenue, both of which were positively impacted by the CyberGuard acquisitions. In addition, Identity and Access Management solutions revenue increased 20% compared to the prior year due to continued traction in our channel. Messaging Gateway Security solutions revenue, added through the CipherTrust acquisition, represented 1% of total revenue for the first nine months of 2006.

Gross Profit. Gross profit as a percentage of revenue was 73% in the first nine months of 2006 compared to 82% in the same period of 2005. This decrease was driven primarily by the change in the overall mix of product sales as a result of the CyberGuard and CipherTrust acquisitions. In the first nine months of 2006, a significantly larger percentage of our sales contained a hardware cost component as compared to the same period in 2005 due to the incremental appliance revenues resulting from the CyberGuard and CipherTrust acquisitions. Gross profit for the first nine months of 2006 included $701,000 of pre-tax share-based compensation expense that we recorded as a result of our adoption of SFAS No. 123(R) on January 1, 2006. In addition, gross profit for the first nine months of 2006 and 2005 included the amortization of purchased intangibles of $3.0 million and $0, respectively.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and non-recurring litigation settlement costs. Total operating expenses increased 99% to $99.8 million for the first nine months of 2006 up from $50.1 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions. In addition, the operating expenses in the first nine months of 2006 included the following: $7.0 million of intangible amortization expense, $7.0 million of stock-based compensation expense, $2.5 million of litigation settlement expense, $1.3 million of duplicate costs related to the integration of the CyberGuard and CipherTrust operations, $1.0 million of asset write-offs and $300,000 of costs related to moving into new office space in Minnesota. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 80% for the first nine months of 2006 compared to 63% in the same period of 2005. This increase was driven by the inclusion of share-based compensation which was not present in the prior period and the increase in amortization of intangibles as a result of the CyberGuard acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance. Selling and marketing expenses increased 80% to $57.3 million in the first nine months of 2006 up from $31.8 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 46% for the first nine months of 2006 compared to 40% in the same period of 2005.

Research and Development. Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 87% to $23.6 million in the first nine months of 2006 up from $12.6 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the first nine months of 2006 compared to 16% in the same period of 2005.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 77% to $9.4 million in the first nine months of 2006 up from $5.3 million in the same period of 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 8% for the first nine months of 2006 compared to 7% in the same period of 2005.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of the intangible assets related to the CyberGuard acquisition, described in Note 5 and to a lesser extent the N2H2 acquisition in 2003. Amortization of purchased intangible assets was $7.0 million for the first nine months of 2006 compared to $395,000 in the same period of 2005.

Litigation Settlement. Litigation settlement expense of $2.5 million in the first nine months of 2006 pertains to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represents a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

Other Income. Other income was $2.4 million in the first nine months of 2006, an increase from $952,000 in the same period of 2005. The increase is a result of higher interest rates on higher average cash and short-term investment balances and a state sales tax liability charge in the prior year, net of interest expense related to debt assumed for the CipherTrust acquisition.

Income Taxes. During the first nine months of 2006, we recorded an income tax benefit of $5.9 million. Of this $5.9 million income tax benefit, a non-cash benefit of $7.3 million is related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we have determined it to be more likely than not that a portion of our existing deferred tax assets will be realized; the remainder of the income tax benefit is related to current income tax components such as the utilization of acquired net operating losses, alternative minimum income tax, state and foreign income taxes. This is compared with $423,000 of income tax expense recorded in the nine months ended September 30, 2005 which consisted of $212,000 for alternative minimum tax expense, $14,000 for state income tax expense, and $197,000 for various foreign income tax expenses. Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. For the first nine months of 2006, $9.5 million of the reversal of the previously recorded tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement.

In accordance with FAS No. 109, we have determined that it is more likely than not that the net deferred tax assets of $17.1 million at September 30, 2006 will be realized based on expected levels of future taxable income in the United States. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $44.3 million is required to realize the $17.1 million net deferred tax asset at September 30, 2006. We have recorded $19.2 million of deferred tax liabilities related to purchased intangible assets recognized for financial reporting purposes.

Worldwide net operating loss carryforwards totaled approximately $337.6 million at September 30, 2006, comprised of $313.8 million domestic net operating loss carryforwards and $23.8 million of international net operating loss carryforwards. Of these carryforwards, $99.6 million relates to acquired CyberGuard net operating losses, $57.6 million relates to acquired N2H2 net operating losses, and $8.2 million relates to acquired CipherTrust net operating losses which currently have a partial valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. As of September 30, 2006 we have deducted $55.6 million related to stock option exercises. The benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the CipherTrust, CyberGuard and N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $97.6 million has yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that the tax benefit of these carryforwards will be available to offset future income tax expense when taxable income is realized.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments decreased by $72.8 million from $81.2 million at December 31, 2005 to $8.4 million at September 30, 2006. The decrease is primarily due to $95.0 million in cash paid directly by us to CipherTrust shareholders for the CipherTrust acquisition and $6.5 million in acquisition and debt related payments, offset by $26.0 million provided by operating activities and $7.3 million from the exercise of stock options and sale of common stock through our ESPP.

Net cash provided by operating activities of $26.0 million for the nine months ended September 30, 2006 was comprised of $15.3 million in net non-cash related expenses, $16.8 million increase in deferred revenue, $6.5 million increase in accounts payable offset by a $13.9 million decrease in accrued liabilities and reserves. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $233.3 million during the nine months ended September 30, 2006 consisted of a $187.7 million cash outlay for the acquisition of CipherTrust, $69.1 million cash outlay for the acquisition of CyberGuard, and $8.4 million for capital additions, which were primarily for furnishing our new St. Paul, MN facility, computer equipment and technology upgrades, net of $31.0 million in net sales/maturities of investments. We expect to use up to another $3.0 million during the remainder of 2006 mainly for computer equipment, technology upgrades and leasehold improvements.

Net cash provided by financing activities of $166.1 million for the nine months ended September 30, 2006 consisted primarily of proceeds received from debt financing, net of transaction fees, of $86.9 million, which was used to finance the CipherTrust acquisition, proceeds received from the issuance of preferred stock, net of transaction fees, of $69.9 million, which was used to finance the CyberGuard acquisition, proceeds received from borrowing of revolving credit facility of $2.0 million and $7.3 million related to the exercise of stock options and sale of common stock through our ESPP.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash and investments on hand we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary.

CRITICAL ACCOUNTING POLICY

Share-based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and as such, prior results have not been restated. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 11 to the financial statements. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on historical volatility. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting award forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred. For options granted before January 1, 2006, we estimated the fair value of options granted using the Black-Scholes option valuation model and amortize the fair value on an accelerated basis. For awards granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. Operating results for the three months and nine months ended September 30, 2006 include $3.3 and $7.0 million of share-based compensation expense, respectively. As of September 30, 2006, there was $39.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.4 years.

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

We have determined that it is more likely than not that the net deferred tax assets of $17.1 million at September 30, 2006 will be realized based on expected levels of future taxable income in the United States. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities. Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows. To achieve these objectives, we use derivative instruments, primarily interest rate cap agreements, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

We also hold an equity interest in a privately held technology company. This investment was recorded at cost and is reported in other assets on our consolidated balance sheets. As of September 30, 2006 this investment had a carrying value of $2.7 million.

We believe our operations are currently not subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that relating to the acquisition of CipherTrust, Inc. as of September 30, 2006. See Note 4 to the condensed consolidated financial statements included in Item 1 for discussion of the acquisition and related financial data. We are in the process of integrating the CipherTrust operations and will be incorporating these operations as part of our internal controls. However, for purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting has been excluded.

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

Item 1A. Risk Factors

Material changes in our risk factors from those disclosed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 include:

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of the merger with CipherTrust, Inc.

Our merger with CipherTrust involves the integration of two companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies’ operations include, among other things:

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

Warburg Pincus beneficially owns 100% of the outstanding shares of Secure Computing Series A Preferred Stock or 6.1% of Secure Computing common stock on a fully diluted basis. The shares of Series A Preferred Stock are convertible into shares of Common Stock at the holder’s option, at a rate determined by dividing the aggregate liquidation preference of the shares of Series A Preferred Stock to be converted by $12.75. This liquidation preference, and the shares of common stock issuable upon conversion of the Series A Preferred Stock, accretes at the rate of 5% per year, compounded semi-annually over time. Subject to certain exceptions and limitations, the liquidation preference shall accrete for 54 months from the date of issuance, giving Warburg Pincus approximately 6.7 million shares, or 7.6% of the Company on a fully accreted basis.

Also, Warburg Pincus holds a warrant to purchase 1,000,000 shares of common stock at an initial per share exercise price of $13.85. Additionally, Warburg Pincus is entitled to nominate a member to Secure Computing’s board of directors and the consent of the holders of the Series A Preferred Stock is required for certain corporate actions. Accordingly, Warburg Pincus could significantly influence the outcome of any corporate transaction or other matter submitted to the stockholders for approval. The interests of Warburg Pincus may differ from the interests of other stockholders.

Holders of our Series A Preferred Stock have rights that are senior to those of our Common Stock.

Holders of our Series A Preferred Stock are entitled to receive benefits not available to holders of our Common Stock. These benefits include, but are not limited to, the following:

•	beginning July 2010, shares of Series A Preferred Stock will be entitled to receive semi-annual dividends equal to 5.0% of the Series A Preferred Stock liquidation preference per year, which dividend may be paid in cash or added to the Series A Preferred Stock liquidation preference;

•	each share of Series A Preferred Stock has an initial liquidation preference of $100 and the liquidation preference accretes daily at an annual rate of 5.0%, compounded semi-annually;

•	upon a change of control of our company, Warburg Pincus may elect to (i) convert the shares of Series A Preferred Stock into shares of Common Stock and receive the consideration due to the holders of Common Stock upon conversion, or (ii) cause us to redeem the Series A Preferred Stock for cash at the liquidation preference then in effect;

•	if a change of control occurs within 5 years of the issuance of the Series A Preferred Stock, the liquidation preference shall be an amount equal to the liquidation preference then in effect plus a premium of (i) 15% if the change of control occurs prior to the first anniversary of the issuance of the Series A Preferred Stock, (ii) 10 % if the change of control occurs after the first anniversary of the issuance of the Series A Preferred Stock but prior to the second anniversary of the issuance of the Series A Preferred Stock, (iii) 5% if the change of control occurs after the second anniversary of the issuance of the Series A Preferred Stock but prior to the fourth anniversary of the issuance of the Series A Preferred Stock or (iv) 1% if the change of control occurs after the fourth anniversary of the issuance of the Series A Preferred Stock but prior to the fifth anniversary of the issuance of the Series A Preferred Stock;

•	holders of Series A Preferred Stock have rights to acquire additional shares of our capital stock or rights to purchase property in the event of certain grants, issuances or sales;

•	the conversion price of the Series A Preferred Stock, which was initially $13.51 per share and is currently $12.75 per share, will be subject to customary broad-based weighted average anti-dilution adjustments and other customary adjustments;

•	the approval of holders of majority of the Series A Preferred Stock is separately required to (i) approve changes to our certificate of incorporation or bylaws that adversely affect Warburg Pincus’s rights, (ii) adopt any stockholder rights plan that would dilute the economic or voting interest of Warburg Pincus, (iii) incur certain debt, distribute assets, pay dividends or repurchase securities, (iv) create or issue any equity security with rights senior to or on parity with the Series A Preferred Stock, (v) increase the size of our board of directors above nine members and (vi) take any action that adversely affects the rights, preferences and privileges of the Series A Preferred Stock; and

•	for so long as Warburg Pincus and its affiliates owns at least 50% of its shares of Series A Preferred Stock, the holders of Series A Preferred Stock will have the right, voting as a separate class, to appoint one member to our board of directors.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.3	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.4	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

2.5	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.6	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Option Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

Exhibit	Description
4.5	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006.

10.9	Employment Agreement between Secure Computing Corporation and Jay Chaudhry dated September 1, 2006.

10.10	Employment Agreement between Secure Computing Corporation and Atri Chatterjee dated August 14, 2006.

10.11	Employment Agreement between Secure Computing Corporation and Paul Judge dated August 30, 2006.

10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: November 9, 2006	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)