Form 10-Q/A
period 2006-09-30
SECURE COMPUTING CORP
filed 2007-02-16
CIK 1001916

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 65,227,735 issued and outstanding as of February 13, 2007.

SECURE COMPUTING CORPORATION

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2006 and is being filed to properly present the pro forma results in Note 4 to the consolidated financial statements, “Acquisition of CipherTrust”, for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005. This Amendment amends only Part I of Form 10-Q, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-Q and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-Q. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$7,910	$50,039
Investments	460	31,140
Accounts receivable, net	51,733	29,795
Inventory, net	4,533	2,174
Deferred income taxes	1,887	3,604
Other current assets	12,789	4,869

Total current assets	79,312	121,621
Property and equipment, net	12,871	3,841
Goodwill	586,054	39,230
Intangibles, net	42,021	1,814
Deferred income taxes	15,166	—
Other assets	5,263	5,257

Total assets	$740,687	$171,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,628	$2,997
Accrued payroll	10,646	4,690
Other accrued expenses	7,219	2,377
Acquisition reserve	5,251	389
Deferred revenue	65,699	29,097
Current portion of long-term debt and borrowings	2,900	—

Total current liabilities	105,343	39,550
Acquisition reserve, net of current portion	1,696	364
Deferred revenue, net of current portion	29,498	9,966
Deferred tax liability	19,159	—
Debt, net of current portion	86,005	—

Total liabilities	241,701	49,880

Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at September 30, 2006 and none at December 31, 2005	64,661	—

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 64,489,321 at September 30, 2006 and 37,021,089 at December 31, 2005	644	370
Additional paid-in capital	534,262	205,970
Accumulated deficit	(98,929)	(83,698)
Accumulated other comprehensive loss	(1,652)	(759)

Total stockholders’ equity	434,325	121,883

Total liabilities and stockholders’ equity	$740,687	$171,763

NOTE:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$50,728	$38,723	$160,161	$111,501
Net (loss)/income applicable to common shareholders	$(13,081)	$(325)	$(29,790)	$(1,194)

Basic (loss)/earnings per share	$(0.20)	$(0.01)	$(0.47)	$(0.03)

Diluted (loss)/earnings per share	$(0.20)	$(0.01)	$(0.47)	$(0.03)

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

6. Debt

Debt as of September 30, 2006 consists of the following (in thousands):

Revolving credit facility, due August 31, 2012, LIBOR plus 3.25%	$ 2,000
Secured term loan, due August 31, 2013, LIBOR plus 3.25%	90,000
Deferred financing fees related to secured term loan, due August 31, 2013	(3,095)

Total long-term debt	88,905
Less current portion	2,900

Total long-term debt, less current portion	$86,005

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

On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share in accordance with an anti-dilution provision that became effective due to the CipherTrust acquisition. Holders of our preferred stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: beginning in July 2010, shares of preferred stock will be entitled to receive semi-annual dividends, which may be paid in cash or added to the preferred stock liquidation preference equal to 5% of the preferred stock liquidation preference per year and each share of preferred stock has an initial liquidation preference of $100 which accretes daily at an annual rate of 5%, compounded semi-annually, until July 2010.

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

One of our directors and officers is Chairman of the Board of Directors and a majority shareholder in AirDefense, Inc. (AirDefense). In August 2006, we assumed from CipherTrust a sublease agreement with AirDefense, subleasing approximately 13,997 square feet of the premises. AirDefense is obligated via the sublease agreement to pay its pro rata share of the monthly base rental payment of $17,000 through the term of the lease. As of September 30, 2006, we have included $17,000, $4,000 and $4,000 in the accounts receivable, accounts payable and accrued expense balance, respectively, on our condensed consolidated balance sheet. We have reflected $94,000 of lease expense and $17,000 of sublease income in our statement of operations in general and administrative expenses since the date of acquisition.

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

13. Share-Based Compensation (continued)

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

13. Share-Based Compensation (continued)

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

13. Share-Based Compensation (continued)

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

SECURE COMPUTING CORPORATION

DATE: February 16, 2007	By:	/s/ Timothy J. Steinkopf
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