Form 10-K
period 2006-12-31
SECURE COMPUTING CORP
filed 2007-03-16
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE	ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2006 was $426,485,662 based on the closing sale price for the Company’s Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

As of March 12, 2007, the Registrant had 65,466,498 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2007 for the year ended December 31, 2006 are incorporated by reference in Part III hereof.

PART I

Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “plan,” “anticipate,” “believe,” “predict,” and other similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our business and other discussions of future events or circumstances are forward-looking statements. A number of risks and uncertainties, including those discussed in Item 1A under the caption “Risk Factors” in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.

In this Annual Report on Form 10-K, “Secure Computing,” “we,” “us,” “our,” and “Registrant” refer to Secure Computing Corporation.

ITEM 1.    BUSINESS

We are a leading provider of enterprise gateway security solutions. Our best-of-breed portfolio of solutions provide Web Gateway, Messaging Gateway, and Network Gateway Security, as well as Identity and Access Management that are further differentiated by the proactive protection provided by TrustedSource™ (global intelligence). We are proud to be the security solutions provider to many of the most mission-critical and sensitive environments in the world. Our customers operate some of the world’s largest and most sophisticated electronic business operations, and include prominent organizations in banking, financial services, telecommunications, healthcare, manufacturing, public utilities, and federal, state and local governments.

Across virtually all industries, organizations are using both the Internet and corporate private intranets and extranets to expand their business. This includes inbound access for remote employees, partners, and customers, as well as employees reaching beyond the edge of the internal network to communicate and gather information across the Internet. Our commitment is to support this method for exchanging information by mitigating risks and protecting information assets from the multitude of threats present on the Internet.

The bi-directional aspect of internet protocol (IP) based information exchange and application use creates a significant challenge for enterprises in terms of protection from malware, compliance with regulatory requirements, preventing data leakage, lost productivity, and the like. Given the sophistication of network and application-layer attacks, intelligence must be shared and leveraged across security applications. This intelligence must reflect, in real time, the changing security profile of the Internet, and flexible mechanisms to ensure regulatory compliance and reporting need to be hard-wired into the security infrastructure. We believe layered security or “defense-in-depth” needs to be viewed not only as a best practice for perimeter defense but also as something to be extended to mission-critical applications within the network. We define and implement a comprehensive set of gateway functions required to provide this necessary defense-in-depth for the primary mission-critical applications in the enterprise. This ongoing objective is at the heart of our mission.

We have formed partnerships with a number of companies in several different capacities. We make these solutions available to customers through the best and most advantageous channels possible, including solution providers, systems integrators, distributors, and companies who include our solutions in their product offerings. These companies include, for example: Alternative Technologies, AT&T, Blue Coat Systems, Cisco, Computer Associates, Comstor, Crossbeam, Dell, EDS, F5, Hewlett-Packard, McAfee, Microsoft, Network Appliance, NetOne Systems, Novell, PGP Corporation, SafeNet, Sun PS, SAIC, Tech Data, Voltage Security, Westcon, and Workshare.

We operate our business within one operating segment called enterprise gateway security. For information regarding our revenue by geographical area, see Note 15 of the Notes to Consolidated Financial Statements. For information regarding the percentage of our revenue contributed by each of our product lines, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Founded in 1989, we are incorporated in Delaware. Our principal executive offices are located at 4810 Harwood Road, San Jose, California 95124. Our telephone number at that location is (408) 979-6100. Our home page on the Internet is www.securecomputing.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

Acquisitions

On January 11, 2006, we completed our acquisition of CyberGuard Corporation, a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication, in a stock and cash transaction valued at $310.7 million. This acquisition strengthens our position as one of the market leaders in Network Gateway Security appliances, and strengthens our position in the Web Gateway Security space. CyberGuard was a logical fit for us, enhancing our strategic vision and better positioning us in two rapidly growing segments of the security industry. Along with an expanded customer and partner base, this merger provided us with important competitive advantages in the Network and Web Gateway Security markets.

On August 31, 2006, we completed our acquisition of CipherTrust, Inc., the global leader in the messaging security market, in a stock and cash transaction valued at $270.1 million. CipherTrust’s products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. CipherTrust’s products include IronMail®, powered by TrustedSource™, IronIM™, Secure Computing Edge™, IronNet™, and RADAR™. As a result of the acquisition we expect to establish ourselves as a leader in the Messaging Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions will address the fast-growing Web and messaging gateway security needs.

Industry Background

The rapid adoption of the Internet as a worldwide networking standard has accelerated the distribution and sharing of data and applications, enabling enterprises to adopt new electronic ways of doing business. The developing reliance on worldwide connectivity has allowed companies to greatly expand their business opportunities. Activities such as electronic trading of goods and services, online delivery of digital content, electronic funds transfers and share trading are now achieved in unprecedented ways. But with this growing opportunity comes new challenges for securing IT systems. The very features that give electronic business its power have elevated information security to a critical business issue.

Today’s enterprise is no longer confined to a set of physical buildings; rather, the enterprise has become virtual. The Internet’s power of connectivity has erased physical barriers, allowing an organization to establish ties around the globe. A business is no longer a single, isolated entity; it is part of a greater whole of interdependent entities whose lifeblood depends on the secure, electronic sharing of information. Organizations must now transcend the physical barriers of yesterday and expand their security measures outward to protect their digital resources beyond their physical buildings. They must also migrate their security measures inward to each individual’s computer or laptop.

Conducting Business Over Public Networks

As Internet-based infrastructure broadens, so do the risks associated with this exposure. These risks increase daily and threaten confidentiality, integrity, and secure availability of intellectual property, proprietary data, and computing resources. Such threats present themselves in many forms, including the following:

•

Malicious attacks are becoming more sophisticated and continuing to increase in volume. According to International Data Corporation (IDC), a global provider of market research, malicious code, spyware and spam continue to be the most serious threats facing corporations today, but protecting sensitive data from leaving the organization is rapidly climbing the priority list of enterprise security threats.

•

Hackers and attackers are no longer focused on hobby, but rather strict and prosperous financial gain, fraud and identity theft, which continue to be the leading drivers behind the increasing sophistication and volume of attacks.

•

Web-based malware programs sent on infected pages or through email downloaded from Web-based mailbox or via embedded images can attack automatically and in real time, making Web security concerns a top priority for organizations seeking protection from the jump in spyware, Trojans, worms, and other Web-traffic attacks.

•	Risks from exposure to malicious software, worms, and viruses that can enter networks from many sources and cause damage, install spyware, or open secret backdoors into private computing resources.

•

Theft by both infiltrators and employees of private citizen records and other proprietary information in violation of numerous federal regulations and statutes and state and local statutes, such as Sarbanes-Oxley, the Gramm-Leach Bliley Act, and the Health Insurance Portability and Accountability Act.

•	Intruders gaining unauthorized access to private computing resources and software applications.

•	Legal liability exposure resulting from employee Internet access, or from hijacked use of desktop personal computers and servers for unauthorized file storage and file-sharing schemes.

•	Identity theft and spoofing.

•	Network and application server downtime due to denial of service (DoS) and distributed denial of service attacks (DDoS).

•	Confidentiality leaks via email, instant messaging chat sessions, person to person file sharing, and unauthorized attachments that leave private networks unfiltered.

•	Productivity losses from spam clogged email inboxes.

Application-Level Vulnerabilities

In today’s highly complex Internet environment, network attacks have evolved into application-level attacks, and recently, an entirely new class of application-specific threats have arisen that require far more stringent protection. Protecting the network is highly important, but by itself, is not sufficient. The network is the foundation for communication, and the conduit over which people connect to the application resources they need and it is precisely these applications that can expose an organization’s information resources to extreme vulnerability. Our products are designed to proactively address most, if not all, network security issues, whether its employees utilizing the Internet, or remote partners and customers accessing the intranet, Web services, and applications from outside the internal network. Our security measures extend beyond the network level, protecting applications and their resources so organizations can conduct their business, expand their reach, and drive success with confidence.

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

Our strategy is to provide organizations, both at the enterprise level as well as the Small and Medium Business (SMB) level, with a broad set of solutions when it comes to implementing their security objectives, beginning with knowledge about security risks and regulations, accompanied by industry-leading security products to assist with mitigating these risks, and lastly, providing comprehensive security management capabilities. Our goal is to help organizations build confidence in the overall functionality and security of their network and application operations. We accomplish this by providing scalable, manageable, highly available solutions that meet their needs today and in the future. This objective includes meeting our customers’ requirements for security products that provide broad solutions by integrating with each other and interoperate within current infrastructures. All of our products are designed to provide the strongest network protection available, along with central manageability, scalability, and interoperability.

Providing solutions that are manageable, easy to use and that lead the industry in total cost of ownership for the customer are our top objectives for organizations of all sizes. Our solutions enable best business practices that keep the workplace secure, productive, and easily manageable.

Our strategy also encompasses our award-winning service and support organization. We are able to provide our customers with unwavering service and support due, in part, to the knowledge base and technological expertise of our service and support staff.

Secure Computing Solutions

Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. Each of our products provide a complete solution in and of itself, and they also integrate with each other for a more comprehensive, unified, and centrally managed solution. We have developed a vision for comprehensive security on the enterprise gateway that embodies the following core design principles:

•

Appliance-based delivery. All security functionality related to application intelligence and awareness needs to reside on a contained appliance. These appliances must be built on a secure operating system platform, have a regulated set of interfaces to external systems, and be encased in strong, tamper-proof hardware. Essentially, the appliance must mitigate the many security management problems of deploying software on a standard operating system-server configuration.

•

Application and content awareness. Today’s security attacks have progressed far beyond the network and protocol level to that of the application and content. The gateway needs a deep knowledge of the underlying communication, an understanding of the context of the communication, and the ability to inspect and interpret the content.

•

Centralized policy, management and reporting. The security gateway must have the ability to be centrally configured, provisioned and managed. This, along with consolidated reporting, should provide immediate feedback on the effectiveness of the security appliance while helping reduce the cost of ownership.

•

Bi-directional protection. The security gateway needs to effectively scrutinize inbound traffic in order to block bad traffic from entering the network, while simultaneously performing deep inspection of outbound content to protect against leaks of confidential information or intellectual property.

•

Proactive protection. With the rapid increase in polymorphic threats, the ability to know immediately what could be dangerous is imperative. A gateway security system should be able to effectively thwart these attacks in real time.

•	User management and education. The security gateway needs to protect all types of sensitive data automatically, with easy-to-manage policies, comprehensive audit trails, and employee feedback loops.

•	Performance. As traffic volumes increase exponentially, the gateways must be able to keep up and scale for performance without having to replace them, or take them off-line for major upgrades.

•	Resiliency. Security gateways should not introduce points of failure to the mission at hand.

Our solutions for securing critical connections fall into four categories: TrustedSource Global Intelligence, enterprise gateway security appliances (Network, Web, and Messaging Gateways), Identity and Access Management, and Security and Support services.

TrustedSource Global Intelligence

We believe TrustedSource technology is the most precise and comprehensive Internet host reputation system in the world, which we are rolling into many of our product lines as a key cornerstone of Global Intelligence security. TrustedSource characterizes Internet traffic and makes it understandable and actionable, and also creates a profile of all “sender” behavior on the Internet and then utilizes this profile to watch for deviations from expected behavior for any given sender. TrustedSource then calculates a “reputation score” based on the behavior of the sending host. We have an extensive network of thousands of sensors and other collection vehicles throughout the Internet which tracks and reports back to TrustedSource, data on all observed email traffic, giving TrustedSource a real-time view of Internet communication worldwide.

Originally developed to identify spammers, TrustedSource is able to recognize any “host” profile anomalies and immediately calculate new reputation scores for senders and propagate this information to all TrustedSource clients. Analyzing not only email senders but Internet domains as well, this Global Intelligence technology is able to profile literally millions of entities connected to the Internet worldwide in real-time, and provide up-to-the minute host behavior analysis. TrustedSource is the first and only reputation system to combine traffic data, whitelists, blacklists and network characteristics with the unparalleled strength of our global network. We believe the result is the most complete reputation system in the industry with the ability to score every IP address across the Internet.

Enterprise Gateway Security Appliances

Network Gateway Security

Our enterprise gateway security platforms are the aggregation points not only for application-specific defense-in-depth technologies based on deep knowledge of the underlying protocols and application environment, but also a mechanism for introducing real-time intelligence to security-relevant decisions about the disposition of application-specific traffic. This incorporates host and domain intelligence as well as bi-directional security services in the areas of compliance, policy, encryption, email, Web, and anti-malware protection. These services leverage centralized policy and management and are fully integrated with TrustedSource and SafeWord® Identity and Access Management technology.

The idea of the network perimeter has evolved significantly since the advent of the Web. A mobile workforce, extranets, distributed applications and an environment of highly sophisticated, blended threats has forced enterprises to deploy an array of separate security applications to provide services such as firewall, Virtual Private Network (VPN), Intrusion-Detection System (IDS)/Intrusion-Prevention System (IPS), anti-virus, anti-spam, and more. The recent movement toward all-in-one appliances has helped mitigate the problem to an extent, especially for small and mid-size companies, but three major issues still remain: 1) many solutions rely on known malware signatures and fail to offer protection against previously unknown attacks 2) the Internet is a dynamic environment, with a security profile that changes in real time, and 3) enterprise security applications often fail to adequately share policy and application intelligence between one another. Our Network Gateway Security products address each of these areas of concern, providing the industry’s strongest application firewall protections.

Sidewinder G2 Security Appliance—Our security appliances consolidate all major Internet security functions into a single system. Sidewinder G2® defends the network against all types of threats, both known and unknown. Through its unified threat management (UTM) approach, Sidewinder delivers best-of-breed anti-spyware, anti-virus, anti-spam and anti-fraud engines, Web content filtering, TrustedSource IP reputation services, secure Domain Name System (DNS), VPN, and Secure Sockets Layer (SSL) gateways, and more.

In 2006, we continued to differentiate our UTM appliance from the competition with demonstrable zero-hour attack protections on high profile Internet attacks (such as the Sendmail vulnerability in March and Microsoft Windows MetaFile “WMF” attack in January). We also announced plans to merge our newly-acquired CyberGuard® Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2 Security Appliance in our next generation UTM appliance that has come to market in the first quarter of 2007. The CyberGuard acquisition also brought to us a new paradigm in enterprise central management with the Command Center which we will continue to leverage going forward. We believe Command Center’s ability to do administration, configuration, monitoring, and management of software updates for a global appliance deployment coupled with our Security Reporter product’s central reporting, and full out-of-the box compliance reports, continue to ensure that both medium and large customers see our network gateway appliances as the product of choice.

Sidewinder G2 continues its proven security track record, in great part due to our SecureOS® operating system with our patented Type Enforcement® technology and flexible application level protection mechanisms. In 2006, our accomplishments of FIPS 140-2 validation and continued leadership with Common Criteria (CC) EAL4+ certification for application level firewalls puts us in an unparalleled class of product when competing in the U.S. and other government opportunities all around the world.

CyberGuard Total Stream Protection (TSP)—Like Sidewinder G2, CyberGuard Total Stream Protection (TSP) line of UTM appliances is designed to protect mid-size to large enterprises against both known and zero-hour attacks, using a hybrid architecture that combines stateful packet filtering, seven layer inspection, and secure content policy enforcement. The devices include a fully integrated IPSec VPN, flexible authentication and advanced filtering strategies. Sidewinder G2 and TSP share common hardware.

SnapGear—SnapGear™ security appliances integrate networking, firewall, intrusion prevention security, and remote access requirements into one small form-factor appliance, fulfilling the lower end of the pricing scale of our network gateway security line of products. Designed to provide a complete office-in-a-box networking device for small and mid-sized organizations, SnapGear is the only networking device needed for office PCs to be networked with one another, connect securely to the Internet, connect to the corporate WAN, and service all remote access VPN needs, thereby providing small and midsize businesses with enterprise-level networking capabilities.

Web Gateway Security

Web Gateway Security appliances protect enterprises from malware, data leakage, and Internet misuse, while helping to ensure policy enforcement, regulatory compliance, and a productive application environment. These platforms analyze traffic bi-directionally. Inbound, they isolate and eliminate threats from all types of malware, including zero-day threats, viruses, Trojans, spam, phishing, and the like. They use a deep knowledge of the underlying protocols and application behavior combined with global intelligence to make security decisions. On the outbound side, in addition to preventing virus propagation and unwanted Web site access, our enterprise Web Gateway Security helps customers achieve regulatory compliance and prevent data leakage across both Web and messaging applications.

Webwasher—Webwasher® Web Gateway Security appliances provide best-of-breed content security to secure Web-based enterprise traffic. Webwasher provides URL filtering to block access to inappropriate Web content and help prevent phishing attacks, and provide malware protection with Proactive Security technology to guard against zero-day attacks and blended threats. Webwasher also features SSL Scanning which identifies and blocks malicious content hidden in SSL-encrypted traffic from accessing the network and confidential information from leaving the network. All products can be managed from a single Web Graphical User Interface (GUI) and Content Reporter offers enterprise-class reporting on all Webwasher products and most gateway cache appliances and firewalls. In 2006, and continuing into 2007, WebWasher has begun integration, and will continue, to integrate SmartFilter for its current and future URL filtering capabilities.

SmartFilter—Our flagship URL filtering application, SmartFilter®, is an enterprise solution currently shielding thousands of organizations from inappropriate use of the Web and the security threats often associated with viewing inappropriate, malicious or infected Web sites. SmartFilter provides deployment and platform flexibility with over 30 different options including leading firewalls, security appliances, proxy servers or caching systems. SmartFilter continues to be the de facto filtering standard for original equipment manufacturers (OEM). SmartFilter is integrated on market-leading solutions from vendors such as McAfee and Computer Associates.

Messaging Gateway Security

Messaging has undergone a fundamental change in enterprise environments. Not too long ago, most electronic messaging was confined to applications like Microsoft Outlook and Lotus Notes. Now with the advent of Web-based mail applications like hotmail and gmail, as well as instant messaging, there are many more channels both into and out of the enterprise network. In fact, messaging is now the preferred attack vector for hackers, and spam is their weapon of choice. Hackers now employ sophisticated networks of thousands of “zombie” computers or “botnets” to send messages infected with malware, putting the enterprise at a significant disadvantage. Even more discouraging is the sharp rise in zero-day attacks, where there is no known signature that can be used to block the attack.

Furthermore, messaging now represents a bi-directional challenge. Not only are inbound threats becoming much more sophisticated and targeted, but outbound data leakage and regulatory compliance have become huge and well-publicized liabilities for enterprises. Users can easily attach confidential documents to emails and Instant Message (IM) conversations, making it trivial for sensitive information to find its way outside the network. Outbound content checking is not common practice. And even in instances where such controls are in place, where the enterprise user is communicating over an SSL-encrypted link (i.e., HTTPS), there is typically no mechanism in place to decrypt and inspect the traffic to ensure that policies are being enforced.

Recognizing that messaging is now a primary business application in most enterprises, we have implemented a strategy to comprehensively address both inbound and outbound threats and to help our customers insure compliance with federally mandated requirements for the protection of sensitive data. Our Messaging Gateway Security platforms look at traffic bi-directionally. Inbound, they proactively isolate and eliminate threats from all types of malware—zero-day threats, viruses, Trojans, spam, phishing, and the like. We use a deep knowledge of the underlying protocols and application behavior combined with real-time global intelligence to add a new dimension to security-related processing.

On the outbound side, through sophisticated fingerprinting and data profiling techniques, our Messaging Gateways are able to determine which data (either in the form of text in a message or text within an attachment) need to be blocked or flagged due to security or compliance concerns. Our Messaging Gateways can also enforce mandatory outbound encryption for certain traffic types without requiring the installation of client software on the recipient’s system. We also prevent virus propagation throughout the messaging infrastructure, delivering maximum availability and security, effectiveness and global enterprise manageability across multiple messaging protocols including email, instant messaging and Webmail. This combination of easy-to-manage gateway appliances and sophisticated, centralized real-time network intelligence provides clean, efficient communications, eliminating both inbound and outbound risks.

IronMail—IronMail® provides a centrally managed, integrated, best-of-breed messaging gateway security appliance for enterprises of all types and sizes. In one integrated appliance, IronMail protects enterprise email systems from inbound (spam, viruses, phishing, and hackers) as well as from outbound threats (regulatory or corporate policy compliance violations or theft/leakage of confidential information or intellectual property). We have integrated TrustedSource IP reputation identities into our IronMail Messaging Gateway Security appliances to provide real-time behavior analysis on more than one-third of the world’s enterprise messaging traffic with over 7,000 sensors located in 48 countries.

IronIM—The IronIM™ instant messaging security appliance is the first and only solution that integrates policy to secure, log, monitor, and encrypt enterprise IM communications. IronIM allows administrators to control and manage the use of public and enterprise IM from a single management platform to eliminate risks from IM-borne threats, ensure compliance with various industry and government regulations, and monitor for information leakage or other policy violations. IronIM supports multiple instant messaging networks (including AOL Instant Messenger, MSN Messenger, Yahoo! Messenger, and corporate IM solutions including Microsoft LCS and IBM SameTime) and does not require deployment of a new IM client.

RADAR—RADAR™ protects an organization’s online reputation, whether by detecting and stopping phishing scams or identifying and fixing PCs. RADAR receives a real-time stream of behavior-based intelligence from our TrustedSource global threat correlation engine to detect deviations from expected behavior for all senders and provides real-time alerting to customers.

Secure Computing Edge—Secure Computing Edge™ is a hardened appliance positioned at the perimeter of the mail system, applying TrustedSource technology to control email traffic at the network border rather than at the mail server or desktop. Edge relies on TrustedSource for information about every sender, to allow or reject email before it even reaches critical mail servers.

Identity and Access Management

One important development in enterprise security has been recognition of the need for strong authentication as a prerequisite for access to corporate network resources (either remotely or from inside the network). Strong authentication has now been coupled with a fully-functional access gateway and the ability to coordinate policies governing the extent and scope of corporate resource access by individuals. This combination of strong authentication, centralized policy management and the ability to report at a very granular level on security-relevant activity is commonly referred to as Identity and Access Management (IAM), and is fundamental to any corporate security strategy.

We expanded our SafeWord® product line in 2006, thereby providing a comprehensive Identity and Access Management portfolio that is fully integrated into our enterprise gateway security strategy and provides strong authentication and centralized policy and reporting across the entire enterprise gateway security portfolio.

Remote access to network resources is a requirement for many businesses, but verifying the identity of your remote users with strong authentication and a reliable identity management system is vital for security. Additionally, organizations are increasingly realizing the many vulnerabilities of passwords, and they require strong authentication systems that are easy to install and deploy, simple to manage, and able to grow with their needs.

Our SafeWord products meet these needs. By providing safe access to applications, data, and resources through policy-driven security initiatives, as well as positively identifying users through strong authentication, SafeWord products assure that only the right people can make connections to an organization’s applications and resources. SafeWord software and SafeWord tokens offer flexibility, scalability, and ease of use, and are used by thousands of organizations and millions of end users worldwide every day.

SafeWord SecureWire—In April 2006, we broadened our presence in the authentication market into the IAM space by introducing our SafeWord SecureWire™ appliance. IDC defines the IAM market as a comprehensive set of solutions used to identify users in a system and control their access to resources within that system by associating user rights and restrictions with the established identity. SafeWord SecureWire is a new, robust technology that functions as the access, authentication, and compliance hub for the entire network. SecureWire is designed to simplify access to applications, data, and network resources by hosting and managing all external access methods on a single appliance, such as, VPNs, Citrix applications, extranets, and Webmail. SecureWire can also host and manage all internal access methods: LAN connections, wireless LANs, and even mainframes. By providing secure access management inside and outside the virtual perimeter, and by consolidating all policies on a single device, SecureWire helps enable our customers to achieve configuration compliance because only properly configured devices are allowed to access their networks.

We include SafeWord strong authentication tokens with every SecureWire shipment to allow customers to provide proof-positive identity of all users entering their network. SecureWire is also available in a wireless package, now bundled with our SnapGear wireless appliance to provide a complete wireless access management system. The access appliance also delivers a reliable mechanism to enable configuration compliance, enforcing every end-point device to adhere to corporate IT policy, including work PCs, laptops, home PCs, and workstations. SecureWire allows our customers to mandate that only properly configured, properly secured devices are granted access according to their security policy, and to ensure that system patches, anti-virus software, and firewall protection are all in place.

SafeWord PremierAccess is our leading strong authentication solution for Microsoft environments using Active Directory, providing proof-positive user identities via VPNs, Citrix applications, Outlook Web Access, Windows Domain and Terminal Services logins. SafeWord PremierAccess® offers powerful management tools with the Enterprise Solution Pack (ESP), an optional add-on package that provides advanced user management, support for a wide range of authentication form factors, advanced reporting capabilities, and rich access control functionality.

SafeWord RemoteAccess is a simple, easy-to-use strong authentication solution designed to protect VPN, RADIUS, Citrix, and Outlook Web Access connections. With tight integration and simplified management through Active Directory, and with tokens that generate new passcodes with every user login, SafeWord RemoteAccess™ lets you easily and cost-effectively eliminate the password risk. RemoteAccess is available in the following branded versions: SafeWord RemoteAccess, SafeWord RemoteAccess-Cisco compatible, SafeWord for Citrix, SafeWord for Check Point, and SafeWord for Nortel Networks.

Security and Support Services

Our services are designed to ensure that our customers make optimal use of our products when controlling access to their networks and applications. We provide a life cycle of support and services, including: Solution Planning, Solution Implementation, and Solution Support. These services are described below.

Solution Planning—Our Security Services offerings include a variety of options for rapid assessment of a company’s current network architecture and evaluation of the current status of network security. We then compare this information to the company’s business needs, both current and future, to help them plan a scalable and secure e-commerce solution. In addition, we offer security policy services that help customers prepare a policy and plan that transfers their security policy from paper to practice. We provide the following services: network architecture security assessment; security policy assessment and development; and product and audit configuration assessment.

Solution Implementation—Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer’s network. Accordingly, we offer a complete package of product integration assistance to ensure our customers maximize network uptime and maintain productivity during the process. We provide the following services: product implementation; product audit and configuration; and product training.

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

Solution Support – SecureSupport®—We offer industry leading live answer support services. SecureSupport has a team of technical support engineers that provide customer support around the clock via email, the Web, or telephone. Service options are tailored for each of our enterprise gateway security products and customer requirements. Customers can select the SecureSupport option that best meets their needs. Our support center call statistics are published and posted to our corporate Web site at www.securecomputing.com.

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

Customers

Our expanded global footprint now encompasses more than 19,000 customers operating some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, real estate, telecommunications, manufacturing, public utilities, schools, and federal, state and local governments. We have relationships with the largest agencies of the U.S. government. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, and Latin America.

No customer accounted for more than 10% of our total revenue in 2006, 2005 or 2004.

Sales

We sell our products and services both directly and indirectly through domestic and international distributors, value-added resellers, major integrators, and OEMs. For 2006, sales to major end users comprised 19% of total sales, while indirect channel sales comprised 81%. Our sales organization is divided geographically into the following territories: North America; Federal; Europe, the Middle East and Africa; Asia Pacific; and Latin America.

Our market strategy promotes our PartnersFirst reseller program, a channel program through which nearly all of our global indirect business is conducted. The program reflects our commitment to a partner-focused sales model and enhances access to our products by making them available through over 2,000 resellers via leading distribution partners and streamlined processes. Our channel program makes the process of doing business with us simple, while giving partners enhanced abilities to increase revenue.

We have a U.S. federal government sales team and a General Services Administration (GSA) schedule for our products maintained by a third party, to facilitate government orders. The U.S. government is the world’s largest buyer of security products and continues to be a strong market for us.

The following table summarizes our products and services revenues (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Products	$115,628	$79,339	$67,625
Services	61,069	29,836	25,753

	$176,697	$109,175	$93,378

Marketing

We market our products to existing customers and prospects worldwide using a variety of integrated marketing programs. Our marketing team creates and implements marketing campaigns in each of our major functional market areas: corporate marketing for company and brand awareness, product marketing, and partner marketing.

By leveraging relationships with our channel partners, we generate sales leads and brand awareness through customer focused initiatives. Additionally, we work closely with industry analysts and current customers to understand the trends and needs associated with the enterprise gateway security marketplace. Our research and experience help drive key marketing initiatives including: direct marketing, Web marketing, print advertising, customer seminars, Web seminars, and trade shows. We also work closely with outside vendors to help us pre-qualify leads in order to provide our partners with well qualified prospects.

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

Competition

The market for enterprise gateway security is highly competitive and we expect competition to intensify in the future. Our products compete on the basis of quality of security, ease of installation and management, scalability, performance and flexibility. Each of our individual products competes with a different group of competitors and products. Current significant competitors for our existing products include: Check Point Software Technologies Ltd.; Cisco Systems, Inc.; Fortinet, Inc.; Juniper Networks; EMC Corporation (formerly RSA Security, Inc.); VASCO Data Security International, Inc.; SonicWall; SurfControl, plc; Blue Coat Systems, Inc.; Symantec Corporation; Postini, Inc.; Tumbleweed; IronPort Systems, Inc.; and Websense, Inc.

Seasonality

As is typical for many large software companies, a part of our business is seasonal. A slight decline in product orders is typical in the first quarter of our fiscal year when compared to product orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of orders in the last month of a quarter. We believe this seasonality primarily reflects customer spending patterns and budget cycles.

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

Manufacturing

Our manufacturing operations consist primarily of light manufacturing of our software and appliance products. We use subcontractors to duplicate software media and print user documentation and product packaging for our software products. We have two different processes for manufacturing our appliances depending on the product line. We either procure computer servers from major computer manufacturers and then assemble the final software and hardware products at our facilities in St. Paul, Minnesota or we outsource all services to third party providers. The third party providers complete the hardware build per our configuration specifications, perform a final test, and then image and drop ship the product directly to our customers.

Our SafeWord product line includes a small token, available in various designs. We source these tokens through electronics assembly manufacturers located in China.

The majority of the materials used in our manufacturing operations are industry-standard parts. Typical materials required are media and media duplication services, user documentation and other printed materials, product packaging, and computer systems (computer servers, computer peripherals, memory disk drives, and storage devices).

Research and Development

Our internal engineering staff performs internal development of new products and features. For the years ended December 31, 2006, 2005, and 2004, our research and development expenses were $34.1 million, $16.8 million, and $16.1 million, respectively.

We intend to keep our products broadly compatible with industry standards, other information security products and other applications. In addition, we will introduce new products as market demand develops for such products. We design our products so that they support emerging or evolving security and content standards, such as Hypertext Transfer Protocol (HTTP), Extensible Markup Language (XML), Simple Mail Transfer Protocol (SMTP), the Public Key Cryptography Standards (PKCS), IPSec, Lightweight Directory Access Protocol (LDAP), Internet Protocol Version 6 (IPv6), Secure Sockets Layer (SSL), and others.

Patents and Proprietary Technology

We rely on patent, trademark, copyright, and trade secret laws, employee and third party nondisclosure agreements, and other methods to protect our proprietary rights. We currently hold a number of U.S. and foreign patents relating to computer security software and hardware products. We believe that our patents are broad and fundamental to information security computer products.

Our success depends, in part, upon our proprietary software and security technology. We also rely on trade secrets and proprietary expertise that we seek to protect, in part, through confidentiality agreements with employees, consultants, and other parties.

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish genuine Secure Computing products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

Employees

As of December 31, 2006, we had 885 employees. Of these employees, 341 were involved in sales and marketing, 123 in customer support and services, 269 in research and development, 58 in production, 39 in information technology and 55 in administrative, human resources and finance. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers and their ages as of March 12, 2007 are as follows:

EXECUTIVE OFFICERS	AGE	POSITION WITH SECURE COMPUTING CORPORATION
John E. McNulty	60	Chief Executive Officer, President and Chairman of the Board
Jay S. Chaudhry	48	Vice Chairman and Chief Strategy Officer
Timothy J. Steinkopf	45	Senior Vice President of Operations and Chief Financial Officer
Vincent M. Schiavo	49	Senior Vice President of Worldwide Sales
Michael J. Gallagher	43	Senior Vice President of Product Development
Mary K. Budge	51	Senior Vice President, Secretary and General Counsel
Dr. Paul Q. Judge	30	Chief Technology Officer
Atri Chatterjee	44	Senior Vice President of Marketing

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

JAY S. CHAUDHRY is our Vice Chairman and Chief Strategy Officer. Mr. Chaudhry joined us in August 2006 as a result of our acquisition of CipherTrust, Inc. which he founded in 2000 and where he served as Chief Executive Officer. Prior to that, his experience includes sales, marketing and engineering experience with IBM, NCR and Unisys Corporation, and the successful launch of several technology companies.

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

DR. PAUL Q. JUDGE is our Chief Technology Officer. Mr. Judge joined us in August 2006 as a result of our acquisition of CipherTrust, Inc., where he served as Chief Technology Officer since 2000. Prior to that, he worked with IBM and NASA.

ATRI CHATTERJEE is our Senior Vice President of Marketing. Mr. Chatterjee joined us in August 2006 as a result of our acquisition of CipherTrust, Inc., where he served as Senior Vice President of Marketing since April 2006. From September 2003 until joining CipherTrust, he co-founded Mercora and served as the Vice President of Marketing and Business Development. In 2001 and into 2003, he served as the Vice President of Marketing and Business Development for McAfee.

None of the executive officers are related to each other or to any other director of Secure Computing.

Other

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available, free of charge, on our website at www.securecomputing.com as soon as reasonably practicable after they are filed with the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

ITEM 1A.    RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

We may be unable to integrate our operations successfully and realize all of the anticipated benefits of the mergers with CipherTrust and CyberGuard.    Our mergers with CipherTrust and CyberGuard involve the integration of companies that previously have operated independently, which is a complex, costly and time-consuming process. The difficulties of combining the companies’ operations include, among other things:

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could harm the business, results of operations, financial condition or prospects of the combined company after the mergers. We believe that the operation integration of CyberGuard is essentially complete. However, as of December 31, 2006, we have only twelve months of combined operations, and we may, in the future, encounter again any or all of the difficulties in operation integration we have faced in the period since the merger with CyberGuard, particularly due to the ongoing integration of CipherTrust. We expect the integration of CipherTrust to be completed in 2007.

We have experienced operating losses in the past and may experience operating losses in the future.    In 2006 we incurred operating profit of $769,000 in the quarter ended March 31, 2006 and operating losses of $2.7 million, $6.3 million, and $9.5 million in the quarters ended June 30, 2006, September 30, 2006, and December 31, 2006, respectively. In 2005 we had continuing operating profit, although we have incurred operating losses in the past. If we are unable to attain operating profits in the future, our stock price may decline, which could cause you to lose part or all of your investment.

In 2006 we were cash flow positive, however, we have experienced negative cash flow in the past and may experience negative cash flow in the future. If, at that time, sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements.    We believe that we have sufficient financial resources to satisfy our working capital requirements for at least the next twelve months. We may seek to sell additional equity or debt securities or obtain an additional credit facility at that time or sooner if our plans change or if we expend cash sooner than anticipated. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. Our failure to obtain financing at that time could result in our insolvency and the loss to investors of their entire investment in our common stock.

If we fail to meet the borrowing requirements under our credit agreement, we may be unable to obtain necessary short-term financing and if we default on a secured loan, material assets of ours could be subject to forfeiture.    We currently are party to a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank which provides us with a $90.0 million term loan facility, a $20.0 million revolving credit facility and a swingline loan sub-facility. As of December 31, 2006, we had $88.0 million of outstanding indebtedness. Of this indebtedness, approximately $28.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates. An increase in interest rates would have a negative impact on our earnings due to an increase in interest expense. As is typical for credit facilities of this sort, the credit agreement for such credit facility imposes certain restrictions on us, including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit agreement requires us to comply with certain financial covenants, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We can offer no assurances that we will be able to comply with such financial covenants when a loan is needed or continue to comply with such covenants when a loan is outstanding. If we fail to satisfy these covenants or if we are unable to meet the conditions for borrowing under our credit agreement when funds are required, we could be prevented from meeting our payment obligations, which could have a material adverse effect on our business, financial conditional and operating results.

Further, our obligations under the credit agreement are secured by substantially all of our material assets, including real and personal property, inventory, accounts, intellectual property and other intangibles. If we default under our credit agreement for any reason and are unable to cure the default pursuant to the terms of the credit agreement, our lenders could take possession of any and all of our assets in which they hold a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off our debts, which could materially harm our business.

Our significant stockholders could have significant influence over us.    Warburg Pincus beneficially owns 100% of the outstanding shares of Secure Computing Series A Preferred Stock convertible into approximately 5.7 million shares or 7.0% of Secure Computing common stock on a fully diluted basis. The shares of Series A Preferred Stock are convertible into shares of our common stock at the holder’s option, at a rate determined by dividing the aggregate liquidation preference of the shares of Series A Preferred Stock to be converted by $12.75. This liquidation preference, and the shares of common stock issuable upon conversion of the Series A Preferred Stock, accretes at the rate of 5% per year, compounded semi-annually over time. Subject to certain exceptions and limitations, the liquidation preference shall accrete for 54 months from the date of issuance, giving Warburg Pincus approximately 6.7 million shares, or 8.2% of our company on a fully accreted basis. Also, Warburg Pincus holds a warrant to purchase 1,000,000 shares of common stock at an initial per share exercise price of $13.85. Additionally, Warburg Pincus is entitled to nominate a member to our board of directors and the consent of the holders of the Series A Preferred Stock is required for certain corporate actions.

Jay Chaudhry, Vice Chairman of the Board and Chief Strategy Officer, beneficially owns 5,252,636 shares of Secure Computing common stock, or 6.4% of Secure Computing common stock on a fully diluted basis. Richard Scott, a member of our Board of Directors, beneficially owns 3,977,431 shares of Secure Computing common stock, or 4.9% of Secure Computing common stock on a fully diluted basis.

Accordingly, Warburg Pincus, Jay Chaudhry, and Richard Scott could significantly influence the outcome of any corporate transaction or other matter submitted to the stockholders for approval. The interests of Warburg Pincus, Jay Chaudhry, and Richard Scott may differ from the interests of other stockholders.

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

•

the conversion price of the Series A Preferred Stock, which initially was $13.51 per share, is subject to customary broad-based weighted average anti-dilution adjustments and other customary adjustments upon the issuance of shares of Common Stock below the conversion price, such as the issuance of shares and options to purchase shares in the CipherTrust acquisition, which resulted in an adjustment to the conversion price of the Series A Preferred Stock to $12.75;

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

The potential increase in sales from our relationships with various vendors of communications, security, and network management products or managed services may be reduced by requirements to provide volume price discounts and other allowances and significant costs incurred in customizing our products.    Although we do not intend that such relationships be exclusive, we may be required to enter into an exclusive relationship or forego a significant sales opportunity. To the extent we become dependent on actions by such parties, we could be adversely affected if the parties fail to perform as expected. To minimize our risk, we often set minimum quotas with our customers as a condition of exclusivity.

Competition from companies producing enterprise gateway security products could reduce our sales and market share.    The market for enterprise gateway security products is intensely competitive and characterized by rapid technological change. We believe that competition in this market is likely to persist and to intensify as a result of increasing demand for security products. Each of our individual products competes with a different group of competitors and products. Because the market for our products is highly competitive, it may be difficult to significantly increase our market share or our market share may actually decline.

Our customers’ purchasing decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, the ability to increase the numbers of individuals using our software simultaneously, and the flexibility of our software. If a competitor can offer our customers a better solution in these areas or others and we are unable to rapidly offer a competitive product, we may lose customers. Competitors with greater resources could offer new solutions rapidly and at relatively low costs which could lead to increased price pressure, reduced margins, and a loss of market share.

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

Our future potential competitors could include developers of operating systems or hardware suppliers not currently offering competitive enterprise gateway security products, including Microsoft, Sun Microsystems, Inc., IBM, Computer Associates, and Hewlett Packard. If any of those potential competitors begins to offer enterprise-wide security systems as a component of its hardware, demand for our solutions could decrease. Ultimately, approaches other than ours may dominate the market for enterprise gateway security products.

In the future, we may also face competition from our competitors and other parties that develop or acquire enterprise gateway security products based upon approaches that we employ. There are no guarantees that our approach will dominate the market for enterprise gateway security products. While we believe that we do not compete against manufacturers of other classes of security products, such as encryption, due to the complementary functions performed by such other classes, our customers may perceive such other companies as our competitors.

Consolidation among competitors may erode our market share.    Current and potential competitors have established, or may in the future establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, it could materially and adversely affect our financial condition or results of operations.

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

The pricing policies of our competitors may impact the overall demand for our products and services and therefore, impacting our profitability.    Some of our competitors are capable of operating at significant losses for extended periods of time, enabling them to sell their products and services at a lower price. If we do not maintain competitive pricing, the demand for our products and/or services, as well as our market share, may decline, having an adverse effect on our business. From time to time, in responding to competitive pressures we lower the price of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our margins could be adversely affected.

Other vendors may include products similar to ours in their hardware or software and render our products obsolete.    In the future, vendors of hardware and of operating systems or other software may continue to enhance their products or bundle separate products to include functions that are currently provided primarily by enterprise gateway security software. If network security functions become standard features of computer hardware or of operating system software or other software, our products may become obsolete and unmarketable, particularly if the quality of these security features is comparable to that of our products. Furthermore, even if the enterprise gateway security and/or management functions provided as standard features by hardware providers or operating systems or other software is more limited than that of our products, our customers might accept this limited functionality in lieu of purchasing additional software. Sales of our products would suffer materially if we were then unable to develop new enterprise gateway security and management products to further enhance operating systems or other software and to replace any obsolete products.

If an OEM customer reduces or delays purchases, our revenue may decline and/or our business could be adversely affected.    We currently have formed relationships with several OEMs including Cisco, Blue Coat, McAfee, Computer Associates, F5 Networks, Inc. and Network Appliance. If we fail to sell to such OEMs in the quantities expected, or if any OEM terminates our relationship, this could adversely affect our reputation, the perception of our products and technology in the marketplace and the growth of our business, and your investment in our common stock may decline in value.

Technology in the enterprise gateway security market is changing rapidly, and if we fail to develop new products that are well accepted, our market share will erode.    To compete successfully, we must enhance our existing products and develop and introduce new products in a timely manner. Our net sales and operating results could be materially affected if we fail to introduce new products on a timely basis. The rate of new enterprise gateway security product introductions is substantial and security products have relatively short product life cycles. Our customer requirements and preferences change rapidly. Our net sales and operating results will be materially affected if the market adopts, as industry standards, solutions other than those we employ.

Denial of our patent applications or invalidation or circumvention of our patents may weaken our ability to compete in the enterprise gateway security market.    While we believe that our pending applications relate to patentable devices or concepts, there can be no assurances that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated or circumvented. In addition, there are no assurances that the rights granted under a patent or under licensing agreements will provide competitive advantages to us.

If another party alleges that we infringe its patents or proprietary rights, we may incur substantial litigation costs.    Other than a claim made by Finjan Software Ltd., we are not aware of any third party claims that we or our products have infringed a patent or other proprietary rights. However, the computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In the event that a third party were to make a claim of infringement against us, we could be required to devote substantial resources and management time to the defense of such claim, which could have a material adverse effect on our business and results of operations.

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

Our reliance on third party manufacturers of hardware components and subassemblies that are used in our appliances and SafeWord token product lines could cause a delay in our ability to fill orders.    We currently purchase the hardware components for our appliance and Safeword token product lines from several major suppliers. Delays in receiving components would harm our ability to deliver our products on a timely basis and net sales and operating results could suffer.

Our product lines are not diversified beyond providing enterprise gateway security solutions to our customers, and any drop in the demand for enterprise gateway security products would materially harm our business.    Substantially all of our revenue comes from sales of enterprise gateway security products and related services. We expect this will continue for the foreseeable future. As a result, if for any reason our sales of these products and services are impeded, our net sales and operating results will be significantly reduced.

Our stock price is highly volatile, which may cause our investors to lose money and may impair our ability to raise money, if necessary.    The price of our common stock, like that of many technology companies, has fluctuated widely. During 2006, our stock price ranged from a per share high of $15.29 to a low of $4.82. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital, if necessary. Factors that may affect stock price volatility include:

•	Unexpected fluctuations in operating results;

•	Our competitors or us announcing technological innovations or new products;

•	General economic conditions and weaknesses in geographic regions of the world;

•	Threat of terrorist attacks or acts of war in the U.S. or abroad;

•	Developments with respect to our patents or other proprietary rights or those of our competitors;

•	Our ability to successfully execute our business plan and compete in the enterprise gateway security industry;

•	Relatively low trading volume;

•	Product failures; and

•	Analyst reports and media stories.

If our products fail to function properly or are not properly designed, our reputation may be harmed, and customers may make product liability and warranty claims against us.    Our customers rely on our enterprise gateway security products to prevent unauthorized access to their networks and data transmissions. These customers include major financial institutions, defense-related government agencies protecting national security information, and other large organizations. These customers use our products to protect confidential business information with commercial value far in excess of our net worth. Therefore, if our products malfunction or are not properly designed, we could face warranty and other legal claims, which may exceed our ability to pay. We seek to reduce the risk of these losses by attempting to negotiate warranty disclaimers and liability limitation clauses in our sales agreements. However, these measures may ultimately prove ineffective in limiting our liability for damages.

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

If we lose a significant customer, we will realize smaller profits.    We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers made up 10% of our sales in 2006. If we lose any of these customers or if our revenues from any of these customers are reduced, and we fail to replace the customer or fail to increase sales from other customers, we will incur smaller profits.

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

Quarterly net sales and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions and which sometimes are difficult to predict.    Our quarterly operating results may vary significantly depending on a number of other factors, including:

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

Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders, and consequently, order backlog, if any, at the beginning of any period has in the past represented only a small portion, if any, of that period’s expected revenue. As a result, our product sales in any period substantially depends on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

Anti-takeover provisions in our charter documents, share rights agreement, and Delaware law could discourage a takeover or future financing.    The terms of our certificate of incorporation and share rights agreement permit our Board of Directors to issue up to 2,000,000 shares of preferred stock and determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.

The Board may authorize the issuance of additional preferred stock with voting or conversion rights that could materially weaken the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, provisions of Delaware law, our certificate of incorporation and our bylaws, such as a classified board and limitations on the ability of stockholders to call special meetings, and provisions of our share rights agreement could delay or make more difficult a merger, tender offer, proxy contest, or other takeover attempts.

The ability to attract and retain highly qualified personnel to develop our products and manage our business is extremely important, and our failure to do so could harm our business.    We believe our success depends to a large extent upon a number of key technical and management employees. We may be unable to achieve our sales and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers and sales, consulting, technical, financial, operations, marketing, and management personnel. These personnel are particularly important to our research and development efforts and, as such, we employ a large number of technical personnel holding advanced degrees and special professional certification. Competition for qualified personnel is intense, and we expect it to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require. Our operating results and our ability to successfully execute our business plan will be adversely affected if we fail to retain and increase our key employee population.

Our international operations subject us to risks related to doing business in foreign countries.    International sales are a substantial portion of our business. Although all of our sales are payable in U.S. dollars as of December 31, 2006, several factors could make it difficult for customers from foreign countries to purchase our products and services or pay us for obligations already incurred. Such factors include:

•	Severe economic decline in one of our major foreign markets; and

•	Substantial decline in the exchange rate for foreign currencies with respect to the U.S. dollar.

A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. For fiscal year 2006, 39% of our total revenue came from international sales compared to 38% in 2005. A very large drop in our sales or collections of amounts due us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

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

ITEM 2.    PROPERTIES

We are currently headquartered in 10,895 square feet of office space in San Jose, California. We have a facility in St. Paul, Minnesota with 107,344 square feet occupied by production, research and development, customer support and administration. We have a facility in Alpharetta, Georgia with a square footage of 75,288 that is occupied by research and development, customer support and sales. We have research facilities located in Concord, California and Deerfield Beach, Florida that occupy 17,240 and 30,148 square feet, respectively. We have foreign research facilities located in Woolongabong, Australia and Paderborn, Germany that occupy 9,529 square feet and 11,006 square feet, respectively. In support of our U.S. field sales organization, we also lease 8,198 square feet of office space in Reston, Virginia, and 10,102 in Seattle, Washington. We terminated our operations at the Seattle, Washington facility during the first quarter of 2007 but expect to sublease the facility in the future. We occupy these premises under leases expiring at various times through the year 2016. We also have foreign offices in London, England; Sydney, Australia; Munich, Germany; Paris, France; Singapore; Japan; Dubai; China and Hong Kong. We believe that our facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleges that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent. The answer to the complaint was filed on July 26, 2006. Discovery is proceeding.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against us and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. While there can be no assurance as to the outcome of this or any other litigation we believe there are meritorious legal and factual defenses to this action and we intend to defend ourselves vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the three months ended December 31, 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ national market under ticker symbol: SCUR. As of March 12, 2007, there were approximately 3,900 registered holders. The number of registered holders represents the number of shareholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 14,000 beneficial owners. The low and high sale price of our common stock during the last eight quarters is as follows:

	2006		2005
Quarter	High	Low	High	Low
First	15.29	11.08	10.75	7.38

Second	11.85	7.65	11.83	8.01

Third	8.68	4.82	12.91	10.32

Fourth	7.27	6.15	14.70	10.74

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

Sale of Unregistered Securities

On August 17, 2005, we entered into a Securities Purchase Agreement with Warburg Pincus IX, L.P., as amended December 9, 2005. Pursuant to the terms of the Securities Agreement, we agreed to issue to Warburg Pincus 700,000 shares of Series A Preferred Stock and a warrant to purchase 1,000,000 shares of our common stock in exchange for $70 million, subject to stockholder approval, among other conditions. The shares of Series A Preferred Stock are convertible at $12.75 a share, and include a 5% accretive dividend. The warrant is exercisable at a price of $13.85 per share. On January 11, 2006, our stockholders approved the issuance of shares of Series A Preferred Stock and a warrant to purchase shares of our common stock to Warburg Pincus, and we issued the shares of Series A Preferred Stock and the warrant on January 12, 2006. The issuance was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. We filed a Registration Statement on Form S-3 which registered the shares of common stock issuable upon conversion of the Series A Preferred Stock and the common stock issuable upon exercise of the warrant for resale.

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. The aggregate purchase price was $270.1 million consisting primarily of $188.1 million in cash, the issuance of 10.0 million shares of common stock valued at $68.1 million, the conversion of outstanding CipherTrust stock options into options to purchase 2.5 million shares of our common stock with a fair value of $7.8 million, and direct costs of the acquisition of $6.1 million. The issuance of 10.0 million shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act.

Performance Evaluation

The graph below compares total cumulative stockholders’ return on the common stock for the period from the close of the NASDAQ Stock Market—U.S. Companies on December 31, 2001 to December 31, 2006, with the total cumulative return on the Computer Index for the NASDAQ Stock Market—U.S. Companies (the “Computer Index”) and the Composite Index for the NASDAQ Stock Market (the “Composite Index”) over the same period. The index level for the graph and table was set to 100 on December 31, 2001 for the common stock, the Computer Index and the Composite Index and assumes the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	(Table in thousands, except per share amounts)
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Revenue	$176,697	$109,175	$93,378	$76,213	$61,960
Gross profit	127,539	87,126	75,991	63,578	51,654
Net (loss) income from continuing operations	(27,398)	21,374	12,835	9,290	(5,166)
Net loss from discontinued operations/disposal of AT division	—	—	—	(1,034)	(1,310)
Net (loss) income	(27,398)	21,374	12,835	8,256	(6,476)
Net (loss) income applicable to common shareholders	(43,551)	21,374	12,835	8,256	(6,476)

Basic (loss) income per share:
Continuing operations	(0.76)	0.59	0.36	0.29	(0.18)
Discontinued operations	—	—	—	(0.03)	(0.04)

Basic (loss) income per share	$(0.76)	$0.59	$0.36	$0.26	$(0.22)

Diluted (loss) income per share:
Continuing operations	(0.76)	0.57	0.34	0.28	(0.18)
Discontinued operations	—	—	—	(0.03)	(0.04)

Diluted (loss) income per share	$(0.76)	$0.57	$0.34	$0.25	$(0.22)

BALANCE SHEET DATA:
Total assets (1)	724,128	171,763	130,914	108,475	60,943
Debt, net of fees	85,023	—	—	—	—
Convertible preferred stock	65,558	—	—	—	—
Stockholders’ equity	409,741	121,883	91,826	72,014	29,663

(1)	Total assets include goodwill from acquisitions of $533.7 million for 2006, $39.2 million for 2005, $39.3 million for 2004, $40.5 million for 2003, and $15.2 million for 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in Item 1A above and in the other documents we file with the SEC. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

Executive Overview

We are a leading provider of enterprise gateway security solutions. Our best-of-breed portfolio of solutions provides Web Gateway, Messaging Gateway, and Network Gateway security, as well as Identity and Access Management that are further differentiated by the proactive protection provided by TrustedSource (global intelligence).

Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate with each other for a more comprehensive, unified, and centrally managed solution. We have developed a vision for comprehensive security on the enterprise gateway that embodies the following core design principles: appliance-based delivery; application and content awareness; centralized policy, management and reporting; bi-directional protection; proactive protection; user management and education; performance; and resiliency.

In 2005 we embarked on a strategy to significantly increase our presence in the industry and to define and become the leader in the enterprise gateway security market. We believe that our acquisitions of CyberGuard and CipherTrust in 2006 have laid a strong foundation for our future success.

Through the CipherTrust acquisition in 2006, we acquired TrustedSource technology and entered the Messaging Gateway security market. We believe TrustedSource technology is the most precise and comprehensive Internet host reputation system in the world, and we are rolling this system into many of our product lines as a key cornerstone of Global Intelligence security. Recognizing that messaging is now a primary business application in most enterprises, we have implemented a strategy to comprehensively address both inbound and outbound threats and to help our customers insure compliance with federally mandated requirements for the protection of sensitive data. Our Messaging Gateway Security products include IronMail, IronIM, RADAR, and Secure Computing Edge.

Also in 2006, we added the Webwasher Web Gateway security product to our Web Security Gateway product line through the CyberGuard acquisition. Web Gateway Security appliances protect enterprises from malware, data leakage, and Internet misuse, while helping to ensure policy enforcement, regulatory compliance, and a productive application environment.

This year we continued to differentiate our UTM appliance from the competition with demonstrable zero-hour attack protections on high profile Internet attacks (such as the Sendmail vulnerability in March and Microsoft Windows MetaFile “WMF” attack in January). We also announced plans to merge our newly-acquired CyberGuard Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2 Security Appliance in our next generation UTM appliance that has come to market in the first quarter of 2007. The CyberGuard acquisition also brought to us a new paradigm in enterprise central management with the Command Center which we will continue to leverage going forward. We believe Command Center’s ability to do administration, configuration, monitoring, and management of software updates for a global appliance deployment coupled with our Security Reporter product’s central reporting, and full out-of-the box compliance reports, continue to ensure that both medium and large customers see our network gateway appliances as the product of choice.

Early in 2006 we broadened our presence in the authentication market into the IAM space by introducing our SafeWord SecureWire appliance. SafeWord SecureWire is a new, robust technology that functions as the access, authentication, and compliance hub for the entire network. By providing secure access management inside and outside the virtual perimeter, and by consolidating all policies on a single device, SecureWire helps enable our customers to achieve configuration compliance because only properly configured devices are allowed to access their networks.

Our Network Gateway Security revenue represented 53% of total revenue and an 87% or $43.3 million increase over the prior year. The acquired CyberGuard TSP and Classic product lines contributed $44.7 million.

Our Web Gateway Security revenue represented 26% of total revenue and a 46% or $14.6 million increase over the prior year. The acquired Webwasher product line contributed $18.4 million. This increase was slightly offset by a $3.5 million decline in sales of our Bess and Sentian product lines when these products were discontinued in 2006. Our Identity and Access Management revenue represented 17% of total revenue, which is a 9% increase over the prior year. This increase was driven by sustained demand for high assurance solutions. Messaging Gateway Security revenue, added through the sales of the acquired CipherTrust product line, represented 4% of total revenue for the full year 2006. Because we are unable to establish vendor specific objective evidence (VSOE) of fair value on the CipherTrust product line revenues, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the term of the undelivered elements.

Our customers operate some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools and federal, state and local governments. We also have close relationships with the largest agencies in the U.S. government.

International sales accounted for 39% of total revenue during 2006. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users. In 2006, our market presence continued to expand through our extensive worldwide network of value-added resellers, distributors, and OEM partners. These partners generated 81% of our sales in 2006.

Each of our individual products competes with a different group of competitors and products. In this highly competitive market, characterized by rapid technological change, our customers’ purchasing decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, and the scalability and flexibility of our software.

Specific challenges and risks that our product lines face include, but are not limited to: responding to competitor pricing policies and competitive features; rapid technological change in the network security market; and risk of bugs and other errors in our software.

On January 11, 2006, we completed our acquisition of CyberGuard Corporation, a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication, in a stock and cash transaction valued at $310.7 million. This acquisition strengthened our position as one of the market leaders in Network Gateway Security appliances, and strengthened our position in the Web Gateway Security space. CyberGuard was a logical fit for Secure Computing, enhancing our strategic vision and better positioning us in two rapidly growing segments of the security industry. Along with an expanded customer and partner base, this merger provided us with important competitive advantages in the Network and Web Gateway Security markets.

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in proceeds from the issuance of 700,000 of Series A Convertible Preferred Stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of Directors. Based on a quoted market price as of January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition. On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share and the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share in accordance with an anti-dilution provision triggered by the CipherTrust acquisition.

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. The CipherTrust products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. The acquired products from CipherTrust include IronMail, powered by TrustedSource, IronIM, IronMail Edge, IronNet, and RADAR. As a result of the acquisition we expect to establish ourselves as a leader in the Messaging Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions will address the fast-growing Web and Messaging Gateway security needs.

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provided for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000 beginning in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) + 3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%.

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

We incurred a net loss $27.4 million in 2006 compared to net income of $21.3 million in 2005. The net loss is a result of costs not incurred in 2005, such as: share-based compensation of $10.6 million, litigation expense of $2.5 million, amortization of intangible assets of $16.5 million, additional tax expense of $8.9 million and one-time acquisition related costs and write-off of impaired fixed asset of $2.6 million. In addition, the acquired and assumed CyberGuard and CipherTrust expenses were higher as a percentage of revenue than our prior year stand-alone expense rates. Until we are able to establish VSOE on the sales of our CipherTrust product line and our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward.

As of December 31, 2006, we had $8.7 million in cash and short-term investments with no outstanding borrowings on our $20 million revolving credit facility. We generated $36.1 million in cash from operations for the year. We expect to generate cash during 2007 as we expect billings to continue to grow at a faster rate than operating expenses.

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2006	2005	2004
Revenues:
Products	65%	73%	72%
Services	35	27	28

Total revenues	100	100	100
Cost of revenues:
Products	18	15	13
Services	7	5	6
Amortization of purchased intangibles	3	—	—

Total cost of revenues	28	20	19

Gross profit	72	80	81
Operating expenses:
Selling and marketing	48	39	44
Research and development	19	15	17
General and administrative	8	7	7
Amortization of purchased intangibles	6	—	—
Litigation settlement	1	—	—

Total operating expenses	82	61	68

Operating (loss)/income	(10)	19	13
Other (expense)/income	(—)	2	1

(Loss)/income before tax	(10)	21	14
Income tax expense	(6)	(1)	—

Net (loss)/income	(16%)	20%	14%

Preferred stock accretion	(2)	—	—
Charge from beneficial conversion of preferred stock	(7)	—	—

Net (loss)/income applicable to common shareholders	(25%)	20%	14%

Comparison of Years Ended December 31, 2006 and 2005.

Revenue.    Our total revenues increased 62% to $176.7 million in 2006, up from $109.2 million in 2005. Our product revenues increased 46% to $115.6 million in 2006, up from $79.3 million in 2005. Our service revenues increased 105% to $61.1 million in 2006, up from $29.8 million in 2005. The increase in total revenues in 2006 was driven by growth across all product categories. Our Network Gateway Security revenue represented 53% of total revenue and an 87% or $43.3 million increase over the prior year. The acquired CyberGuard TSP and Classic product lines contributed $44.7 million. Our Web Gateway Security revenue represented 26% of total revenue and a 46% or $14.6 million increase over the prior year. The acquired Webwasher product line contributed $18.4 million. This increase was slightly offset by a $3.5 million decline in sales of our Bess and Sentian products when these products were discontinued in 2006. Our Identity and Access Management revenue represented 17% of total revenue, which is a 9% increase over the prior year. This increase was driven by sustained demand for high assurance solutions. Messaging Gateway Security revenue, added through the sales of the acquired CipherTrust product lines and represented 4% of total revenue for the full year 2006. Because we are unable to establish VSOE of fair value on the CipherTrust product line revenues, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the term of the undelivered elements.

Cost of Revenues and Gross Profit.    Total cost of revenues, which includes products and services costs and the amortization of purchased intangibles, increased 124% to $49.2 million in 2006, up from $22.0 million in 2005. This increase is the direct result of the increase in total revenues and the addition of the amortization of purchased intangibles and share-based compensation. Gross profit as a percentage of revenue decreased from 80% in 2005 to 72% in 2006. Gross profit for products decreased to 68% in 2006 compared to 79% in 2005. This decline was driven by the amortization of the developed technologies acquired in the CyberGuard and CipherTrust acquisitions and by the increased sales volume on products containing a hardware component, which have a lower gross profit margin than our software products. Gross margins were also reduced as more of our business continues to be transacted with channel partners versus direct to end users. In 2006 sales to our indirect channel partners comprised 81% of total sales versus 73% of total sales in 2005. Gross profit for services was 81% in 2006 compared to 83% in 2005. The decline in the gross profit rate for services was primarily driven by increased customer support costs due to share-based compensation and increased headcount and related costs in 2006 compared to 2005.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, and general and administrative expenses, amortization of purchased intangible assets, and non-recurring litigation settlement costs. Total operating expenses increased 118% to $145.3 million for 2006, up from $66.8 million in 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 82% for 2006 compared to 61% in 2005. This increase was primarily driven by the inclusion of costs not incurred in 2005, such as: share-based compensation of $9.6 million, amortization of purchased intangibles of $10.6 million, litigation settlement expense of $2.5 million, and one-time costs for severance due to acquisition related restructurings, duplicate and one-time integration costs, facility move costs and the write-off of an asset that was deemed to be fully impaired as a result of our acquisition of CipherTrust of $2.6 million. In addition, the acquired and assumed CyberGuard and CipherTrust expenses were higher as a percentage of revenue than our prior year stand-alone expense rates.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of those costs are included here. Selling and marketing expenses increased 100% to $84.5 million in 2006, up from $42.3 million in 2005. This increase was driven primarily by increased headcount and related costs along with severance for restructurings as a result of the CyberGuard and CipherTrust acquisitions, and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, the write-off of an asset that was deemed fully impaired as a result of the CipherTrust acquisition and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 48% in 2006 compared to 39% in 2005. This increase was driven by one-time costs for our acquisitions, share-based compensation costs, and in addition, the acquired and assumed CyberGuard and CipherTrust expenses were higher as a percentage of revenue than our prior year stand-alone expense rates.

Research and Development.    Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 103% to $34.1 million in 2006, up from $16.8 million in 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the year compared to 15% in 2005. This increase was driven by share-based compensation costs and in addition, the acquired and assumed CyberGuard and CipherTrust expense rates were higher as a percentage of revenue than our prior year stand-alone expenses.

General and Administrative.    General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 89% to $13.6 million in 2006, up from $7.2 million in 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions, legal fees, and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, audit fees, and inflationary increases in allocated corporate costs. As a percentage of revenue, general and administrative expenses were 8% in 2006 compared to 7% in 2005. This increase was primarily due to duplicate costs incurred for the transitional employees due to the acquisitions.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 2 and 3 of the Notes to the Consolidated Financial Statements, respectively, and to a lesser extent the N2H2 acquisition in 2003. Amortization of these acquired tradenames and customer lists was $10.6 million, or 6% of revenue, in 2006 compared to $496,000, or less than 1% of revenue, in 2005. This increase is due to the additional intangibles acquired in the CyberGuard and CipherTrust acquisitions.

Share-Based Compensation Expense.    On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. Share-based compensation expense related to stock options, restricted stock and shares purchased under our ESPP under SFAS 123(R) for the year ended December 31, 2006 was allocated as follows (in thousands):

Year Ended December 31, 2006
Cost of product revenues	$357
Cost of service revenues	567
Selling and marketing	5,260
Research and development	2,542
General and administrative	1,830

Total share-based compensation expense	$10,556

There was no share-based compensation expense recognized for the year ended December 31, 2005.

Litigation Settlement.    Litigation settlement expense of $2.5 million pertains to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represents a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

Other (Expense)/Income.    Other expense was $120,000 in 2006 as compared to other income of $1.6 million in 2005. The decrease is primarily a result of incurred interest expense related to debt assumed for the CipherTrust acquisition and a decrease in interest income on a decreased average cash balance.

Income Taxes.    During 2006, we recorded income tax expense of $9.5 million. Of this $9.5 million income tax expense, a non-cash expense of $8.5 million is related to a net tax valuation allowance recorded on our net deferred tax assets. We were unable to benefit from the initial release of valuation allowance on utilized acquired net operating losses, and needed to provide tax expense for the subsequent valuation allowance reapplied to the remaining net operating losses. This was a result of changes in circumstances due to recent acquisitions that caused a change in judgment regarding the realizability of our net deferred tax assets in the fourth quarter. The remainder of the income tax expense is related to current income tax components such as, alternative minimum income tax, and state and foreign income taxes. This is compared with $608,000 of income tax expense recorded in 2005 which consisted of $349,000 for alternative minimum tax expense, $58,000 for state income tax expense and $201,000 for various foreign income tax expenses.

Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. Similar to 2006, we anticipate that we will be in an alternative minimum taxable income position in 2007. Current tax law provides that part or all of the amount of the alternative minimum tax paid can be carried forward indefinitely and credited against federal regular tax in future tax years to the extent the regular tax liability exceeds the alternative minimum tax in those years. For 2006, the reversal of $3.1 million of the tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have determined that it is more likely than not that deferred tax assets of $24.4 million at December 31, 2006 will be realized based on our expected future reversals of certain deferred tax liabilities. We have a net deferred tax liability recorded in our balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our consolidated balance sheet.

Worldwide net operating loss carryforwards totaled approximately $479.5 million at December 31, 2006, comprised of $456.6 million domestic net operating loss carryforwards and $22.9 million of international net operating loss carryforwards. These carryforwards are available to offset taxable income through 2026 and will start to expire in 2011. Of these carryforwards, $208.1 million relates to acquired CyberGuard net operating losses, $59.6 million relates to acquired N2H2 net operating losses, and $19.4 million relates to acquired CipherTrust net operating losses. We have provided a complete valuation allowance on primarily all of these acquired losses are fully valued against, and upon release of the valuation allowance, a portion of the benefit will go to the balance sheet to reduce goodwill instead of a benefit to the income tax provision. As of December 31, 2006 we have deducted $56.8 million related to stock option exercises. The tax benefit in excess of book expense from these stock option exercises will be recorded as an increase to additional paid-in capital upon utilization of the net operating losses under the financial statement approach to recognizing the tax benefits associated with stock option deductions. Of the remaining benefit associated with the carryforwards, approximately $111.3 million has yet to be recognized in the consolidated statement of operations. However, there are no assurances that the tax benefit of these carryforwards will be available to offset future income tax expense when taxable income is realized.

As a matter of course, we are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. During the fourth quarter of 2006, we reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to the CipherTrust federal income tax return for 2004. The Internal Revenue Service has commenced its examination of CipherTrusts federal income tax returns for 2003 and 2005. In our opinion, the final resolution of these audits will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. We anticipate the completion of these field audits during 2007.

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

Comparison of Years Ended December 31, 2005 and 2004.

Revenues.    Our total revenues increased 17% to $109.2 million in 2005, up from $93.4 million in 2004. Our product revenues increased 17% to $79.3 million in 2005, up from $67.6 million in 2004. Our service revenues increased 16% to $29.8 million in 2005, up from $25.8 million in 2004. The increase in total revenues in 2005 was driven by growth across all product lines. Our Network Gateway Security revenue (formerly known as the Sidewinder G2 Firewall product line) increase was due to increased demand for our security appliance. Our Web Gateway Security revenue (formerly known as the Web filtering product line) increase was due to continued traction through OEM relationships. The Identity and Access Management revenue (formerly known as the SafeWord product line) increase was driven by sustained demand for high assurance solutions.

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

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Selling and marketing expenses increased 3% to $42.3 million in 2005, up from $41.2 million in 2004. This increase was driven primarily by inflationary increases in payroll and related costs, an increase in commission expense due to expanding revenues, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 39% in 2005 compared to 44% in 2004. This improvement was primarily driven by revenue growth outpacing the growth of selling and marketing expenses during 2005 compared to 2004.

Research and Development.    Research and development expenses consist primarily of salaries and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 5% to $16.8 million in 2005, up from $16.1 million in 2004. This increase was driven by inflationary increases in payroll, benefits and allocated corporate costs. As a percentage of revenue, research and development expenses were 15% for the year compared to 17% in 2004. This improvement was primarily driven by revenue growth outpacing the growth of research and development expenses during 2005 compared to 2004.

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

Other Income.    Other income was $1.6 million in 2005, an increase from $607,000 in 2004. The increase reflects higher interest rates on higher cash balances in 2005 as compared to 2004.

Income Taxes.    We incurred tax expenses of $608,000, consisting of $349,000 for U.S. Federal alternative minimum tax expense, $58,000 for state income tax expense, and $201,000 for various foreign income taxes, in 2005 compared to no tax expense recognized in 2004. Federal alternative minimum tax was provided for in 2005 on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carry forward which we have available. This is in accordance with applicable tax law. The tax position provided for in the income tax provisions prior to 2005 did not include alternative minimum taxable income. Tax expense of $283,000 incurred for various foreign income taxes and $62,000 incurred for state income tax in 2004 was offset by the reversal of a like amount of the previously established valuation allowance against our deferred tax asset. We have assessed the likelihood that our net deferred tax assets will be realized. The computations of our deferred tax assets and valuation allowance are based on taxable income we expect to earn on sales of existing products, and projected interest and other income over the next three years. Realization of the $3.6 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We have determined that it is more likely than not that the net deferred tax assets will be realized based on expected levels of future taxable income in the U.S. and certain foreign jurisdictions and the implementation of tax planning strategies. Our expectations regarding future profitability may change due to future market conditions, changes in tax laws and other factors. Future taxable income of $9.4 million is required to realize the $3.6 million deferred tax asset at December 31, 2005. We had total net operating loss carryforwards of approximately $177.7 million at December 31, 2005. Of these carryforwards, $49.9 million relates to stock option exercises and $59.6 million relates to acquired N2H2 net operating losses, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit from the stock option exercises will be recorded as an increase to additional paid-in capital and the benefit from the N2H2 net operating loss carryforwards will be recorded as a decrease to goodwill. Of the remaining benefit associated with the carryforwards, approximately $58.8 million have yet to be recognized as a benefit in the consolidated statement of operations. However, there are no assurances that these carryforwards will be available to offset future income tax expense when taxable income is realized.

Deferred taxes are required to be measured at the regular tax rate. An analysis recently completed of our regular tax rate, indicated that our tax rate had changed. Accordingly the deferred tax components, including the valuation allowance, were adjusted as a result of applying the appropriate rate. The deferred tax components include the benefit of the alternative tax credit carry forward. See Note 12 of the Notes to the Consolidated Financial Statements regarding the tax effect of these items in 2005.

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

Liquidity and Capital Resources

At December 31, 2006, our principal source of liquidity was $8.2 million of cash, representing a $41.8 million decrease from December 31, 2005. Our investments decreased $30.7 million from $31.1 million at December 31, 2005 to $457,000 at December 31, 2006. These decreases were primarily due to $95.0 million in cash paid directly by us to CipherTrust shareholders for the CipherTrust acquisition, $18.9 million in cash paid directly by us to CyberGuard shareholders for the CyberGuard acquisition, offset by $36.1 million provided by operating activities and $8.1 million from the exercise of stock options and sale of common stock through our employee stock purchase plan (ESPP). At December 31, 2006, we have future payments of $138.5 million on our debt commitment and net future payments under non-cancelable operating leases of $23.2 million. We expect to generate cash during 2007 as we expect billings to continue to grow at a faster rate than operating expenses.

Last year we financed our operations primarily with cash generated from operations, as well as through sales of our equity securities and borrowings on our credit facility. In 2006, we utilized and paid back $8.5 million on our $20.0 million revolving credit facility.

Net cash provided by operating activities of $36.1 million for the twelve months ended December 31, 2006, was comprised of $41.8 million in net non-cash related expenses, a $43.9 million increase in deferred revenue, and a $8.4 million increase in accounts payable and accrued payroll offset by a $27.4 million net loss, a $12.1 million increase in accounts receivable, a $4.3 million decrease in accrued expenses and a $14.3 million decrease in acquisition reserves. Net cash provided by operations was driven by the increase in our billings outpacing the increase in our operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used in investing activities of $239.3 million for the twelve months ended December 31, 2006, consisted of a $187.7 million cash outlay for the acquisition of CipherTrust, $69.1 million cash outlay for the acquisition of CyberGuard, and $11.8 million for capital additions, net of $31.0 million in cash received from net sales/maturities of investments. The capital additions were used for furnishing our new St. Paul, Minnesota facility, computer equipment and technology upgrades.

Net cash provided by financing activities of $163.0 million for the twelve months ended December 31, 2006 consisted primarily of $84.9 million received from debt financing, net of transaction fees of $3.1 million and a principal repayment of $2.0 million, which was used to finance the CipherTrust acquisition, $69.9 million received from the issuance of preferred stock, net of transaction fees, which was used to finance the CyberGuard acquisition, and $8.1 million related to the exercise of stock options and sale of common stock through our ESPP.

We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, license technology or products related to our line of business, and make additional payments on our long-term debt. We expect to spend approximately $12.0 million on capital expenditures in 2007.

A summary of our total contractual cash obligations as of December 31, 2006 is as follows (in thousands):

	Total	Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Operating leases, net of subleases	$23,233	$5,264	$7,419	$4,196	$6,354
Principal and interest payments on debt	$138,509	$7,730	$16,290	$16,877	$97,612

Total contractual cash obligations	$161,742	$12,994	$23,709	$21,073	$103,966

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand, we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of December 31, 2006.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006 or 2005.

Critical Accounting Policies and Estimates

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions.

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is allocated to products and services revenue based on the value of the elements as presented on the customer’s purchase order which approximates an allocation proportionate to our list price. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element and we defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service term.

We sell our products either directly to an end-user, or indirectly through our channel of resellers and distributors (our channel partners). When selling through our channel we require our channel partners to provide evidence of end-user sell-through. If we are unable to obtain end-user evidence at the time we fulfill the order from a channel partner, we do not recognize revenue until the channel partner supplies end-user information, the product has been shipped, and all other criteria of SOP 97-2 have been met, with the exception of sales to our distributors who stock our SnapGear product line. We recognize revenue, net of estimated returns, upon shipment of our SnapGear product line as we have sufficient return history to establish a reserve and we are not able to receive end-user evidence due to the high-volume sales of this low-price point product.

Allowance for Doubtful Accounts.    We make estimates regarding the collectibility of our accounts receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness, changes in our customer payment cycles, and current economic trends. Historically, our allowance for doubtful accounts has been adequate based on actual results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Business Combinations.    When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

We assess the impairment of goodwill annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate goodwill for impairment by comparing the fair value of our reporting unit to its carrying value, including the goodwill allocated to that reporting unit. To determine our reporting unit’s fair value in the current year evaluation, we used a valuation technique based on multiples of revenue. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

We assess the impairment of acquired developed technology and other identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired developed technology and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

Deferred Tax Assets.    We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Share-Based Compensation.    Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the year ended December 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the year ended December 31, 2006 using the following valuation methods: (a) for share-based payments granted prior to, but not yet vested as of, January 1, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after January 1, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). We estimate the fair value of stock options granted and the discount offered through our ESPP using the Black Scholes model, which requires the input of highly subjective assumptions. See Note 10 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation. In addition, we began offering restricted shares in 2006 and we intend to continue to do so in the future.

Derivative Instrument.    In September 2006, we entered into an interest rate cap agreement which is required to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Our interest rate cap agreement applies to (b), referred to as a cash flow hedge. For a derivative that is designated as a cash flow hedge the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in income.

Inflation

To date, we have not been significantly affected by inflation.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We will adopt FIN 48 effective January 1, 2007 as required. We are currently evaluating the potential impact which the adoption of FIN 48 will have on our financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No. 157.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the U.S., Australia, and Germany and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect.

We believe that our international entities are subject to risks typical of any international entity, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of December 31, 2006, we had $88.0 million of outstanding indebtedness. Of this indebtedness, approximately $28.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates. Based on the average outstanding debt for fiscal 2006, a 100 basis point change in interest rates would change interest expense by approximately $300,000 in fiscal 2007.

We also hold an equity interest in a privately held technology company. This investment was recorded at cost and is reported in other assets on our consolidated balance sheets. As of December 31, 2006 this investment had a carrying value of $2.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. At December 31, 2006, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level, as a result of a material weakness in the internal controls related to accounting for income taxes, to ensure that information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except those relating to the acquisition of CipherTrust, Inc. as of December 31, 2006 and the material weakness indentified below. See Note 2 of the Notes to the Consolidated Financial Statements included in Item 15 for discussion of the acquisition and related financial data. We are in the process of integrating the CipherTrust operations and will be incorporating these operations as part of our internal controls. However, for purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting has been excluded.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management identified, as of December 31, 2006, a material weakness existed in the company’s internal control over financial reporting related to the accounting for income taxes. There were ineffective controls relating to the review of our year-end tax provision, including review of the tax technical accounting items where our outside tax consultants typically provide input. This control deficiency resulted in a material misstatement of various income tax balances that was not prevented or detected by management. As a result, material errors in accounting for income taxes occurred, which were corrected prior to the issuance of the annual financial statements. Accordingly management has determined this control deficiency constitutes a material weakness.

Due to the material weakness described above, management concluded that, as of December 31, 2006, the Company’s system of internal control over financial reporting related to accounting for income taxes was not effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 excluded the business operations of CipherTrust, Inc., acquired on August 31, 2006. The acquired business operations excluded represent $66.0 million and $19.1 million of total and net assets, respectively, and $7.1 million of revenues of our related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 78.

Remediation Plan for Material Weakness in Accounting for Income Taxes

In 2006 we experienced an increased level of complexity in our accounting for income taxes as the result of the CyberGuard and CipherTrust acquisitions which occurred during the year. As a result of this increased complexity we have engaged our outside tax consultants to assist in the review of our tax provision in order for us to have effective review controls over our accounting for income taxes. The review of our tax provision workpapers for the period ended December 31, 2006 was ineffective and the review by our outside tax consultants did not occur, resulting in a material weakness. To remediate the identified material weakness, management plans to ensure that the appropriate levels of review by management and involvement of outside tax consultants will take place in a timely manner in future periods.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information under the heading “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors,” in our Proxy Statement to be filed on or about March 30, 2007. See also Part I, Item 1, “Executive Officers” of this Form 10-K.

We maintain a Code of Business Conduct and Ethics applicable to all our employees. We have also adopted a Code of Ethics for Finance that is applicable to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance, and finance personnel performing functions related to financial reporting. A copy of our Code of Business Conduct and Ethics and our Code of Ethics for Finance, as well as our corporate governance guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.securecomputing.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. We intend to disclose any waivers from, or amendments to, the Code of Business Conduct and Ethics and Code of Ethics for Finance by posting a description of such waiver or amendment on our Internet website. However, we have never granted a waiver from either the Code of Business Conduct and Ethics and Code of Ethics for Finance.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in our Proxy Statement which we anticipate filing on or about March 30, 2007, under the headings “Election of Directors,” “Compensation Discussion and Analysis (CD&A),” “Compensation Committee Report,” “Summary Compensation Table,” “2006 Grants of Plan-Based Awards,” “2006 Outstanding Equity Awards at Fiscal Year-End,” “2006 Option Exercises and Stock Vested,” “Director Compensation,” and “2006 Potential Payments Upon Termination or Change in Control.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in our Proxy Statement that we anticipate filing on or about March 30, 2007.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)(2)(3)(4)(5)	13,182,418	$9.92	2,367,523
Equity compensation plans not approved by stockholders (6)	3,678,134	4.97	510,197

Total	16,860,552	$8.84	2,877,720

(1)	In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. Under the terms of this Plan, key employees and non-employees may be granted options to purchase up to 11,494,131 shares of our Common Stock. The majority of options granted under this plan have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years. This plan expired in September 2005.

(2)	In connection with our acquisition of N2H2, Inc. in October 2003, we assumed all of the outstanding N2H2 stock options under the 1997 Stock Option Plan, 1999 Stock Option Plan, 1999 Non-Employee Director Plan, 1999/2000 Transition Plan, the 2000 Stock Option Plan, and the Howard Philip Welt Plan (the “N2H2 Plans”), which were converted into options to purchase approximately 420,000 shares of our common stock. All stock options assumed were exercisable and vested. These options were assumed at prices between $1.55 and $258.63 per share, with a weighted average exercise price of $9.45 per share. The options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

(3)	In connection with our acquisition of CyberGuard in January 2006, we assumed all of the outstanding CyberGuard stock options under the 1994 and 1998 Stock Option Plans which were converted into options to purchase 3,039,545 shares of our common stock. All outstanding stock options assumed were exercisable and vested. These options were assumed at prices between $1.56 and $15.07 per share, with a weighted average exercise price of $7.21 per share. The options granted under these plans, since the acquisition, have ten year terms and vest 25% after the first year and then monthly over the following three years.

(4)	In July 2002, our Board of Directors and Compensation Committee approved our 2002 Stock Incentive Plan. In September 2005, our Board of Directors and Compensation Committee approved an amendment and restatement of our 2002 Stock Incentive Plan. Our stockholders approved the amendment and restatement on January 11, 2006. Under the terms of this Plan, key employees and non-employees may be granted options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards to purchase up to 6,500,000 shares of our Common Stock. The options granted in 2002 have ten year terms and vest either annually over three years, or fully vest at the end of three years. Beginning in 2003, all options granted under this plan vest 25% after the first year and then monthly over the following three years for employees. Restricted stock awards vest 25% after the first year, then quarterly thereafter over the following three years, unless otherwise approved by the Compensation Committee. All awards granted to non-employee directors vest 100% after the first year.

(5)	In connection with our acquisition of CyberGuard in January 2006, we issued a warrant to purchase 1,000,000 shares of our Common Stock pursuant to a securities purchase agreement with Warburg Pincus. The warrant is exercisable at $13.85 per share.

(6)	In connection with our acquisition of CipherTrust in August 2006, we assumed all of the outstanding CipherTrust stock options under the 2000 Stock Option Plan which were converted into options to purchase 2,543,662 shares of our common stock. All outstanding stock options assumed were unvested and have seven-year terms. These options were assumed at prices between $0.01 and $6.19 per share, with a weighted average exercise price of $2.88 per share. After the date of acquisition, the options granted under these plans have ten year terms and vest 25% after the first year and then monthly over the following three years.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading “Certain Transactions” in our Proxy Statement that we anticipate filing on or about March 30, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement that we anticipate filing on or about March 30, 2007.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
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

(b)    Reports on Form 8-K:

On November 14, 2006, we filed an Amendment No. 1 on Form 8-K/A which amends and supplements the Current Report on Form 8-K filed by us on September 7, 2006 pursuant to Item 2.01, “Completion of Acquisition or Disposition of Assets,” announcing that on August 31, 2006, we completed the purchase of substantially all of the assets of CipherTrust, Inc. This Amendment No. 1 was filed to include the financial information pursuant to Item 9.01, “Financial Statements and Exhibits.”

(c)    Exhibits required to be filed by Item 601 of Regulation S-K:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.3	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.4	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

Exhibit	Description

2.5	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.6	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

4.5	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.7	CipherTrust, Inc. 2000 Stock Option Plan.

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

Exhibit	Description

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006.

10.9	Employment Agreement with Jay Chaudhry is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.10	Employment Agreement with Atri Chatterjee is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.11	Employment Agreement with Paul Judge is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

10.14	Form of Restricted Stock Award Agreement—Secure Computing Corporation 2002 Stock Incentive Plan.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (See page 81)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$8,249	$50,039
Investments and restricted cash	457	31,140
Accounts receivable (net of reserves of 2006 - $1,427; 2005 - $272)	63,636	29,795
Inventory (net of reserves of 2006 - $472; 2005 - $264)	4,078	2,174
Deferred income taxes	—	3,604
Other current assets	13,948	4,869

Total current assets	90,368	121,621

Property and equipment
Computer equipment and software	22,605	12,490
Furniture and fixtures	2,897	326
Leasehold improvements	2,795	1,093

	28,297	13,909
Accumulated depreciation	(13,997)	(10,068)

	14,300	3,841
Goodwill	533,659	39,230
Intangible assets (net of accumulated amortization of 2006 - $18,782; 2005 -$1,974)	78,388	1,814
Other assets	7,413	5,257

Total assets	$724,128	$171,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,442	$2,997
Accrued payroll	12,035	4,690
Accrued expenses	6,365	2,377
Acquisition reserves	1,418	389
Deferred revenue	86,612	29,097

Total current liabilities	118,872	39,550

Acquisition reserves, net of current portion	1,591	364
Deferred revenue, net of current portion	35,671	9,966
Deferred tax liability	7,672	—
Debt, net of fees	85,023	—

Total liabilities	248,829	49,880

Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000 shares; issued and outstanding shares – December 31, 2006 – 700,000 and 2005 – none	65,558	—

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000 shares; issued and outstanding shares – December 31, 2006 – 65,008,509 and December 31, 2005 – 37,021,089	651	370
Additional paid-in capital	538,616	205,970
Accumulated deficit	(127,249)	(83,698)
Accumulated other comprehensive loss	(2,277)	(759)

Total stockholders’ equity	409,741	121,883

Total liabilities and stockholders’ equity	$724,128	$171,763

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue
Products	$115,628	$79,339	$67,625
Services	61,069	29,836	25,753

Total revenues	176,697	109,175	93,378

Cost of revenues
Products	31,540	16,876	12,335
Services	11,756	5,173	5,052
Amortization of purchased intangibles	5,862	—	—

Total cost of revenues	49,158	22,049	17,387

Gross profit	127,539	87,126	75,991

Operating expenses
Selling and marketing	84,505	42,309	41,201
Research and development	34,073	16,781	16,106
General and administrative	13,608	7,189	6,456
Amortization of purchased intangibles	10,626	496	—
Litigation settlement	2,500	—	—

	145,312	66,775	63,763

Operating (loss)/income	(17,773)	20,351	12,228
Other (expense)/income	(120)	1,631	607

(Loss)/income before taxes	(17,893)	21,982	12,835
Income tax expense	(9,505)	(608)	—

Net (loss)/income	$(27,398)	$21,374	$12,835

Preferred stock accretion	(3,550)	—	—
Charge from beneficial conversion of preferred stock	(12,603)	—	—

Net (loss)/income applicable to common shareholders	$(43,551)	$21,374	$12,835

Basic (loss)/earnings per share	$(0.76)	$0.59	$0.36

Weighted average shares outstanding - basic	57,010	36,338	35,576

Diluted (loss)/earnings per share	$(0.76)	$0.57	$0.34

Weighted average shares outstanding - diluted	57,010	37,709	37,256

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
BALANCE, December 31, 2003	—	—	34,953,772	350	190,090	(117,907)	(519)	72,014
Comprehensive income:
Net income for the year	—	—	—	—	—	12,835	—	12,835
Foreign currency translation adjustment	—	—	—	—	—		(183)	(183)
Unrealized loss on investments	—	—	—	—	—	—	(2)	(2)

Total comprehensive income								12,650
Exercise of employee stock options	—	—	678,451	6	5,787	—	—	5,793
Employee stock purchase plan activity	—	—	165,472	2	1,367	—	—	1,369

BALANCE, December 31, 2004	—	—	35,797,695	358	197,244	(105,072)	(704)	91,826
Comprehensive income:
Net income for the year	—	—	—	—	—	21,374	—	21,374
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(61)
Unrealized gain on investments	—	—	—	—	—	—	6	6

Total comprehensive income								21,319
Exercise of employee stock options	—	—	1,059,050	10	7,364	—	—	7,374
Employee stock purchase plan activity	—	—	164,344	2	1,362	—	—	1,364

BALANCE, December 31, 2005	—	$—	37,021,089	$370	$205,970	$(83,698)	$(759)	$121,883
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(27,398)	—	(27,398)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,539)	(1,539)
Unrealized gain on investments	—	—	—	—	—	—	2	2
Unrealized gain on interest rate cap	—	—	—	—	—	—	19	19

Total comprehensive loss								(28,916)
Exercise of employee stock options	—	—	1,418,544	15	6,380	—	—	6,395
Employee stock purchase plan activity	—	—	278,706	3	1,746	—	—	1,749
Share-based compensation expense	—	—	—	—	10,556	—	—	10,556
Issuance of shares for CyberGuard acquisition	—	—	16,290,170	163	188,313	—	—	188,476
Fair value of CyberGuard options assumed in acquisition	—	—	—	—	29,326	—	—	29,326
Beneficial conversion charge for preferred stock	—	—	—	—	12,603	(12,603)	—	—
Preferred stock accretion	—	—	—	—	—	(3,550)	—	(3,550)
Issuance of warrants, net of fees	—	—	—	—	7,937	—	—	7,937
Issuance of shares for CipherTrust acquisition	—	—	10,000,000	100	68,000	—	—	68,100
Fair value of CipherTrust options assumed in acquisition	—	—	—	—	7,785	—	—	7,785

BALANCE, December 31, 2006	—	$—	65,008,509	$651	$538,616	$(127,249)	$(2,277)	$409,741

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net (loss)/income	$(27,398)	$21,374	$12,835
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	4,554	2,214	2,515
Amortization of intangible assets	17,011	881	887
Loss on disposals of property and equipment and intangible assets	999	486	48
Amortization of debt fees	155	—	—
Deferred income taxes	8,486	—	(345)
Share-based compensation	10,556	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,112)	(9,532)	(2,795)
Inventory	161	621	(1,566)
Other current assets	(38)	619	(970)
Accounts payable	5,299	419	(133)
Accrued payroll	3,076	630	551
Accrued expenses	(4,263)	845	1,191
Acquisition reserves	(14,296)	(619)	(2,224)
Deferred revenue	43,933	9,616	4,006

Net cash provided by operating activities	36,123	27,554	14,000

Investing activities
Proceeds from sales/maturities of investments	46,434	13,193	17,528
Purchases of investments	(15,406)	(29,921)	(10,355)
Purchase of property and equipment, net	(11,841)	(2,496)	(1,553)
Increase in intangibles and other assets	(1,785)	(4,867)	(802)
Cash paid for business acquisitions, net of cash acquired	(256,743)	—	—

Net cash (used in)/provided by investing activities	(239,341)	(24,091)	4,818

Financing activities
Proceeds from revolving debt	8,500	—	—
Proceeds from term debt, net of fees	86,868	—	—
Proceeds from issuance of preferred stock and warrant, net of fees	69,945	—	—
Proceeds from issuance of common stock	8,144	8,738	7,162
Repayments of term and revolving debt	(10,500)	—	—

Net cash provided by investing activities	162,957	8,738	7,162

Effect of exchange rates	(1,529)	(61)	(182)

Net (decrease)/increase in cash and cash equivalents	(41,790)	12,140	25,798
Cash and cash equivalents, beginning of year	50,039	37,899	12,101

Cash and cash equivalents, end of year	$8,249	$50,039	$37,899

Supplemental Cash Flow Disclosures:
Common stock issued for purchase of CyberGuard Corporation.	$188,476	—	—
Common stock issued for purchase of CipherTrust, Inc	$68,100	—	—
Interest paid	$2,711	—	—

See accompanying notes.

SECURE COMPUTING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

Secure Computing Corporation is a global leader in enterprise gateway security. Founded in 1989, we have been securing the connections between people and information for nearly 20 years. We use our broad expertise in security technology to develop enterprise gateway security solutions that allow organizations to exchange critical information safely with their customers, partners and employees using trusted connections. Specializing in delivering enterprise-class solutions that secure Web, email, and network connectivity, we are proud to be the global security solutions provider to some of the most mission-critical network environments in the world.

Basis of Consolidation

The consolidated financial statements include the accounts of Secure Computing and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is allocated to products and services revenue based on the value of the elements as presented on the customer’s purchase order which approximates an allocation proportionate to our list price. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element and we defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service term.

We sell our products either directly to an end-user, or indirectly through our channel of resellers and distributors (our channel partners). When selling through our channel we require our channel partners to provide evidence of end-user sell-through. If we are unable to obtain end-user evidence at the time we fulfill the order from a channel partner, we do not recognize revenue until the channel partner supplies end-user information, the product has been shipped, and all other criteria of SOP 97-2 have been met, with the exception of sales to our distributors who stock our SnapGear product line. We recognize revenue, net of estimated returns, upon shipment of our SnapGear product line as we have sufficient return history to establish a reserve and we are not able to receive end-user evidence due to the high-volume sales of this low-price point product.

Cash Equivalents and Short-Term Investments

We account for investments with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Our short-term investments do not include strategic investments. All of our short-term investments are classified as available-for-sale and consist of securities with original maturities in excess of 90 days. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Short-term investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost basis of investments that are sold or matured is determined using the specific identification method. Interest and dividends on investments classified as available-for-sale, amortization of premiums and discounts on investments and realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in other (expense)/income on the consolidated statements of operations. The gross realized gains and losses for the sale or maturity of available-for-sale investments are not material in all periods presented.

Derivative Instrument

In September 2006, we entered into an interest rate cap agreement which is required to be accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The interest rate cap agreement applies to (b), referred to as a cash flow hedge. For a derivative that is designated as a cash flow hedge the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income or loss (see “Comprehensive (Loss)/Income” below) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in income.

Accounts Receivable

Accounts receivable are initially recorded at fair value upon the sale of products or services to our customers. We make estimates regarding the collectibility of our accounts receivables which we use to record a provision for doubtful accounts. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness, changes in our customer payment cycles, and current economic trends. The provision for doubtful accounts is included in selling and marketing expense on the consolidated statement of operations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Equity Investments

We have an equity investment in a privately held company for business and strategic purposes. This investment is included in other assets on our consolidated balance sheets and is accounted for under the cost method as we do not have significant influence over the investee. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”, and any impairment issues. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investment is not subject to consolidation under FIN 46R as we do not have significant influence over this investee and we do not receive a majority of the returns. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in interest and other (expense)/income, in the consolidated statements of operations. During the years ended December 31, 2006 and 2005, we did not recognize an impairment loss on our equity investment.

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

Financial Instruments

Carrying amounts of financial instruments held by us, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. In the case of our long-term debt, the carrying value of the debt approximates its fair value due to the fact that it is variable-rate debt that reprices frequently. In addition, our credit standing has not changed significantly.

Other Current Assets and Other Assets

Other current assets are carried at cost and consist of unbilled receivables, interest receivable, a derivative instrument, deferred cost of goods sold and prepaid expenses for items such as directors and officers liability insurance, trade shows, royalties, inventory components and foreign taxes to be either expensed or collected within 12 months. Other assets are carried at cost and include a strategic equity investment (see Note 16), rent deposits, and deferred cost of goods sold to be collected or expensed after 12 months.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Goodwill and Other Intangible Assets

Intangible assets consist of patents, trademarks, capitalized software costs, purchased customer and control lists, purchased tradenames, capitalized developed technology and goodwill, all of which are recorded at cost or fair value. Patents, trademarks, tradenames, control lists, and capitalized developed technology are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. Customer lists are amortized on an accelerated basis based on an attrition rate driven by the estimated revenue stream from acquired customers over a five year period. See accounting policy of capitalized software costs below under Research and Development.

Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed the required annual impairment tests of goodwill during the fourth quarter of 2006 and 2005 and determined the fair value to be in excess of the carrying value of these assets. Therefore, goodwill was not impaired and no impairment charge was reported.

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

Accrued Expenses

At December 31, 2006 and 2005, accrued expenses consisted of costs related to professional fees, royalties, foreign taxes and accrued marketing development funds.

Leases and Deferred Rent

We lease all of our office space. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. As of December 31, 2006, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We perform ongoing credit evaluations of our customers, generally require customers to prepay for maintenance and maintain reserves for potential losses. Our customer base is primarily composed of businesses throughout the U.S., Europe, Japan, China, the Pacific Rim, and Latin America.

Interest Rate Risk

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities. Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows. To achieve these objectives, we use derivative instruments, such as our interest rate cap agreement, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

Foreign Currency Translation and Transactions

Foreign assets and liabilities were translated using the exchange rates in effect at the balance sheet date. Results of operations were translated using average exchange rates throughout the year. Translation gains or losses have been reported in other comprehensive (loss)/income as a component of stockholders’ equity. Cumulative foreign currency translation loss balances were $2.3 million and $757,000 at December 31, 2006 and 2005, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and are not significant during the periods presented.

Comprehensive (Loss)/Income

The components of our comprehensive (loss)/income are net (loss)/income, foreign currency translation adjustments, unrealized gain on investments and unrealized gain on our interest rate hedge. Comprehensive (loss)/income for all periods presented is included in our consolidated statements of stockholders’ equity.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, and public relations. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included as selling and marketing expense.

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

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the year ended December 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition

and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during 2006 using the following valuation methods: (a) for share-based payments granted prior to, but not yet vested as of, January 1, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after January 1, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). See Note 10 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based compensation.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.” FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Specifically under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We will adopt FIN 48 effective January 1, 2007 as required. We are currently evaluating the potential impact which the adoption of FIN 48 will have on our financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No. 157.

2.	Acquisition of CipherTrust

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. CipherTrust’s products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. CipherTrust’s products include IronMail, powered by TrustedSource, IronIM, IronMail Edge, IronNet, and RADAR. As a result of the acquisition we expect to establish ourselves as a leader in the Messaging Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions will address the fast-growing Web and Messaging Gateway Security needs.

The aggregate purchase price was $270.1 million consisting primarily of $188.1 million in cash, the issuance of 10.0 million shares of common stock valued at $68.1 million, the conversion of outstanding CipherTrust stock options into options to purchase 2.5 million shares of our common stock with a fair value of $7.8 million, and direct costs of the acquisition of $6.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $90.0 million of the CipherTrust acquisition through debt financing obtained from a syndicate of banks led by Citigroup and UBS Investment Bank. See Note 6 for details on the debt financing. As part of the terms of the acquisition, we may issue a $10.0 million note to former CipherTrust shareholders that is subject to the attainment of certain performance conditions to be met by September 30, 2007. Any contingent consideration earned will be recorded as additional goodwill.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived trademarks recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of August 31, 2006
Cash paid, net of cash acquired		$(187,647)
Current assets		11,399
Property and equipment		1,474
Other long-term assets and indefinite lived assets		8,153
Goodwill		233,857
Intangible assets subject to amortization:
Intangibles – Customer relationships (60 month useful life)	14,298
Intangibles – Developed technology (48 month useful life)	21,445

		35,743

Total assets acquired		102,979
Current liabilities		6,853
Acquisition reserve		7,194
Revenue deferred from ongoing contractual obligations at fair value		10,384
Deferred tax liability – long-term		2,663

Fair value of assets and liabilities assumed and accrued, net		$75,885

We accrued $7.2 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, severance costs and other related costs, of which $342,000, related to severance costs and legal, accounting and tax fees, remains as an accrual as of December 31, 2006.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Total revenues	$211,746	$154,591	$130,819
Net loss applicable to common shareholders	(62,900)	(6,732)	(5,018)
Basic and diluted loss per share	$(0.99)	$(0.15)	$(0.11)

The unaudited pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, increased intangible amortization, and interest expense for debt assumed. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future.

3.	Acquisition of CyberGuard

On January 12, 2006, we acquired 100% of the outstanding common shares of CyberGuard Corporation. CyberGuard provided network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. CyberGuard’s products included firewall, Virtual Private Network (VPN), secure content management and security management technologies. This acquisition strengthens our position as one of the market leaders in Network Gateway Security and strengthens our position in the Web Gateway Security space. Additionally, we now have a larger presence in the Global 5000 enterprise markets as well as the U.S. federal government.

The aggregate purchase price was $310.7 million consisting of the issuance of 16.3 million shares of common stock valued at $188.5 million, $2.73 in cash issued for each outstanding share of CyberGuard common stock valued at $88.9 million, the conversion of outstanding CyberGuard stock options into options to purchase 3.0 million shares of our common stock with a value of $29.3 million and direct costs of the acquisition of $4.0 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $70.0 million of the CyberGuard acquisition through the issuance of preferred equity securities. See Note 7 for details on the equity financing.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, goodwill and indefinite lived trademarks recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of January 12, 2006
Cash paid, net of cash acquired		$(69,096)
Current assets		18,067
Property and equipment		2,090
Other long-term and indefinite lived assets		10,570
Goodwill		268,314
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	28,610
Tradenames (6 month useful life)	390
Tradenames (12 month useful life)	290
Acquired developed technology (12 month useful life)	2,080
Acquired developed technology (36 month useful life)	1,160
Acquired developed technology (48 month useful life)	6,930

		39,460

Total assets acquired		269,405
Current liabilities		9,325
Acquisition reserve		9,358
Revenue deferred from ongoing contractual obligations at fair value		28,903
Deferred tax liability – long-term		4,017

Fair value of assets and liabilities assumed and accrued, net		$217,802

We accrued $9.4 million in acquisition related expenses, which included legal and accounting fees, excess capacity costs, directors and officers insurance policy premium, bankers’ fees, severance costs and other costs of which $2.0 remains as an accrual as of December 31, 2006.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Total revenues	$178,474	$167,775	$153,118
Net (loss)/income	(27,377)	7,850	1,110
Net (loss)/income applicable to common shareholders	(30,927)	4,197	(2,552)
Basic (loss)/earnings per share	$(0.54)	$0.08	$(0.05)
Diluted (loss)/earnings per share	$(0.54)	$0.15	$(0.05)

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

4.	Investments

Cash Equivalents, Short-Term Investments and Restricted Cash

Our cash equivalents, short-term investments and restricted cash were as follows (in thousands):

	As of December 31,
	2006	2005
Money market funds	$42	$32,998
Variable rate demand note	—	4,210
Commercial paper	—	12,920
Federal agencies	—	999
U.S. treasury bills	—	3,963
Taxable auction rate securities	—	22,950
Certificates of deposit	218	245

Total investments	260	78,285
Amounts classified as cash equivalents	—	(47,145)
Restricted cash set aside in bank account	197	—

Total short-term investments and restricted cash	$457	$31,140

All short-term investments are debt securities and mature within one year. Unrealized losses on available-for-sale investments at December 31, 2006 and 2005 were none and $2,000, respectively and are reported as a component of other comprehensive (loss)/income in the statement of stockholders’ equity. We have restricted cash pledged in the form of certificates of deposit and money market funds against our letters of credit of $205,000 and $40,000, respectively, at December 31, 2006 and in the form of certificates of deposit and money market funds of $240,000 and $40,000, respectively, at December 31, 2005. Interest income on cash equivalents, short-term investments and restricted cash was $2.7 million in 2006, prior to the liquidation of investments and cash equivalents to finance the CipherTrust acquisition, and $1.9 million in 2005.

Equity Investment in a Privately Held Company

As of December 31, 2006, we held an equity investment with a carrying value of $2.7 million in a privately-held company. This investment was recorded at cost as we do not have significant influence over the investee and is classified as other assets on our consolidated balance sheets. This was a related party transaction as discussed in Note 16.

5.	Goodwill and Other Intangible Assets

The changes in goodwill during 2006 and 2005 were as follows (in thousands):

Balance as of December 31, 2004	$39,329
Reversal of N2H2 reserves	(99)

Balance as of December 31, 2005	$39,230
Addition due to CyberGuard acquisition	268,314
Addition due to CipherTrust acquisition	233,857
Recognition of acquired deferred tax assets	(7,742)

Balance as of December 31, 2006	$533,659

As of December 31, 2006, indefinite lived tradenames related to the CipherTrust and CyberGuard acquisitions were $6.9 million and $10.5 million, respectively.

Identified intangible assets subject to amortization are as follows (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Carrying Value	Accumulated Amortization	Net	Carrying Value	Accumulated Amortization	Net
Customer lists	$44,049	$(10,795)	$33,254	$1,141	$(840)	$301
Tradenames	680	(671)	9	—	—	—
Control lists	771	(660)	111	771	(493)	278
Capitalized developed technology	31,657	(5,904)	25,753	42	(42)	—
Patents and trademarks	1,665	(502)	1,163	1,382	(340)	1,042
Capitalized software	953	(250)	703	452	(259)	193

Total	$79,775	$(18,782)	$60,993	$3,788	$(1,974)	$1,814

Total amortization expense was $17.0 million, $881,000 and $887,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Of the total amortization expense, $187,000, $156,000, and $219,000 pertained to capitalized software costs for the years ended December 31, 2006, 2005, and 2004. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $19.1 million, $16.7 million, $14.8 million, $9.1 million and $1.3 million, respectively.

6.	Debt

Debt as of December 31, 2006 consists of the following (in thousands):

Secured term loan, due August 31, 2013, LIBOR plus 3.25%	88,000
Deferred financing fees related to secured term loan, due August 31, 2013	(2,977)

Total debt	$85,023

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 2 above. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000 beginning in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) + 3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of December 31, 2006 was 8.62%. Including amortization of deferred financing fees, we incurred $2.9 million of interest expense in 2006 and none in 2005. Our future payment obligations under this credit facility, are as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Principal payments on debt	$88,000	$—	$925	$1,800	$85,275
Interest payments on debt	50,509	7,730	15,365	15,077	12,337

Total	$138,509	$7,730	$16,290	$16,877	$97,612

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

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants, beginning with the quarter ended December 31, 2006, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of December 31, 2006.

Derivative Instrument

We have entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreases $10.0 million each quarter starting March 30, 2007. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our consolidated balance sheet. The related gains or losses on this contract are reflected in stockholders’ equity as a component of other comprehensive (loss)/income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement is $19,000 as of December 31, 2006.

7.	Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 of Series A Convertible Preferred Stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock and election of a member to our Board of Directors. Based on a quoted market price as of January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 3 above.

On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share in accordance with an anti-dilution adjustment triggered by the CipherTrust acquisition. Holders of our preferred stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: beginning in July 2010, shares of preferred stock will be entitled to receive semi-annual dividends, which may be paid in cash or added to the preferred stock liquidation preference equal to 5% of the preferred stock liquidation preference per year and each share of preferred stock has an initial liquidation preference of $100 which accretes daily at an annual rate of 5%, compounded semi-annually, until July 2010.

On August 31, 2006, the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share also in accordance with an anti-dilution adjustment triggered by the CipherTrust acquisition. The warrant expires on January 12, 2013. When the market price of our common stock is above their exercise price, the warrant becomes dilutive and 1.0 million shares are immediately included in the computation of diluted earnings per share as if the warrant is exercised using the treasury stock method.

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

We incurred a beneficial conversion charge of $12.6 million, which was recorded as a reduction in earnings attributable to common shareholders in 2006, upon the issuance of the preferred stock since the effective conversion price, after adjusting for the value of the warrants, was less than market price on January 12, 2006, the date of issuance. However, in August 2005 when the terms of the preferred stock issuance to Warburg Pincus in the Securities Purchase Agreement were negotiated, the average market price of the common stock was, in fact, less than the conversion price.

8.	Letters of Credit

As of December 31, 2006, we have three letter of credit agreements totaling $247,000. One letter of credit for $205,000 and $240,000, as of December 31, 2006 and 2005, respectively, is with a bank to secure rental space for our San Jose, CA office and automatically renews for a one year period each year through March 31, 2008. Two remaining letters of credit totaling $42,000 and $40,000 as of December 31, 2006 and 2005, respectively, are to secure business with an international customer, which expire May and August 2008.

9.	Leases

We lease office space for all of our locations. Renewal options exist for our Concord, CA, and St. Paul, MN offices. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows (in thousands):

	Future Lease Obligations	Sublease	Net Future Lease Obligations
2007	$5,474	$(210)	$5,264
2008	4,381	(210)	4,171
2009	3,371	(122)	3,249
2010	2,238	—	2,238
2011	1,957	—	1,957
Thereafter	6,354	—	6,354

	$23,775	$(542)	$23,233

Rent expense including executory costs, net of sublease income was $5.4 million for the year ended December 31, 2006, and $3.9 million for both the years ended December 31, 2005 and 2004. One of our directors and officers is Chairman of the Board of Directors and a majority shareholder in AirDefense, Inc. (AirDefense). In August 2006, we assumed from CipherTrust a sublease agreement with AirDefense, subleasing approximately 13,997 square feet of the 75,288 square feet leased office space located in Alpharetta, GA. For the years ending December 31, 2007, 2008, and 2009 we expect to receive $210,000, $210,000 and $122,000, respectively, from AirDefense according to the terms of the sublease agreement. Sublease income is shown on the consolidated results of operation as a reduction of general and administrative expenses.

10.	Share-Based Compensation

Description of Plans

2002 Stock Incentive Plan

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 6.5 million shares authorized under the 2002 Plan at December 31, 2006. All options granted under the 2002 Plan through December 31, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. All awards granted to non-employee directors vest 100% after the first year. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. Restricted stock awards vest 25% after the first year, then quarterly thereafter over the following three years, unless otherwise approved by the Compensation Committee.

1995 Omnibus Stock Option Plan

In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. The majority of options granted under this plan had ten year terms and vested either annually over three years, or fully vested at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years. This plan expired in September 2005. As of December 31, 2006, there were 5.1 million options outstanding under this Plan, of which 380,283 were not yet vested.

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

CyberGuard Stock Option Plans

In connection with our acquisition of CyberGuard in January 2006, we assumed all of the outstanding CyberGuard stock options under the 1994 and 1998 Stock Option Plans which were converted into options to purchase 3,039,545 shares of our common stock. All outstanding stock options assumed were exercisable and vested. These options were assumed at prices between $1.56 and $15.07 per share, with a weighted average exercise price of $7.21 per share. The options granted under these plans, since the acquisition, have ten year terms and vest 25% after the first year and then monthly over the following three years.

CipherTrust 2000 Stock Option Plan

In connection with our acquisition of CipherTrust in August 2006, we assumed all of the outstanding CipherTrust stock options under the 2000 Stock Option Plan which were converted into 2,543,662 shares of our common stock. All outstanding stock options assumed were unvested and have seven-year terms. These options were assumed at prices between $0.01 and $6.19 per share, with a weighted average exercise price of $2.88 per share. The options granted under this plan, since the acquisition, have ten year terms and vest 25% after the first year and then monthly over the following three years.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. For the fourth quarter of 2006 and the first quarter of 2007, the Board of Directors and the Compensation Committee have approved to increase the maximum contribution up to 20% of compensation. Common stock reserved for future employee purchases under the plan totals 589,534 shares at December 31, 2006. Common stock issued under the plan totaled approximately 279,000 in 2006, 164,000 in 2005 and 165,000 in 2004.

Impact of the Adoption of SFAS No. 123(R)

See Note 1 for a description of our adoption of SFAS No. 123(R), on January 1, 2006. A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for the twelve months ended December 31, 2006 for stock options, restricted stock and shares purchased under our ESPP is as follows (in thousands, except per share amounts):

Year Ended December 31, 2006
Cost of product revenues	$357
Cost of service revenues	567
Selling and marketing	5,260
Research and development	2,542
General and administrative	1,830

Increase of loss before income taxes	$10,556

Increase of basic loss per share	$(0.19)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the year ended December 31, 2006.

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

Forfeitures.    SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

We used the following assumptions to estimate the fair value of options granted and shares purchased under our ESPP for the twelve months ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004
Stock Options – Assumptions used:
Average expected terms (years)	3	3	5
Weighted-average volatility	83.0%	85.0%	97.0%
Risk-free interest rate	4.8%	3.9%	3.6%
Dividend yield	0%	0%	0%

ESPP – Assumptions used:
Average expected terms (years)	0.25	0.25	0.25
Weighted-average volatility	56.5%	48.8%	74.4%
Risk-free interest rate	4.6%	3.2%	1.4%
Dividend yield	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single value of our options and may not be representative of the future effects on reported net income or loss or the future stock price of our company.

Share-Based Compensation Expense and Stock Option Activity

For the year ended December 31, 2006, we recorded $10.6 million in share-based compensation expense, which includes $9.4 million for stock options, $529,000 for our ESPP and $637,000 for restricted stock. At December 31, 2006, we had 373,000 non-vested restricted stock awards that had a weighted average grant date fair value of $9.80. As of December 31, 2006, there was $32.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.1 years.

A summary of stock option activity under all stock plans during the year ended December 31, 2006 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,549,315	$10.06	6.5	$18,793,738
Granted	4,614,199	8.28	9.8	—
Assumed upon acquisition of CyberGuard	3,039,545	7.21	3.5	—
Assumed upon acquisition of CipherTrust	2,543,662	2.88	2.6	—
Exercised	(1,418,544)	4.51	—	7,934,248
Cancelled/forfeited/expired	(1,467,625)	8.58	—	—

Outstanding at December 31, 2006	15,860,552	8.52	6.6	11,608,819
Shares vested and expected to vest	15,064,588	8.97	6.8	11,585,629
Exercisable at December 31, 2006	8,637,863	$9.45	5.2	$6,172,481

We define in-the-money options at December 31, 2006 as options that had exercise prices that were lower than the $6.56 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4.0 million shares that were in-the-money at that date. There were 2.1 million in-the-money options exercisable at December 31, 2006. During the year ended December 31, 2006, 373,000 shares of restricted stock were awarded to employees and directors, of which none had vested as of December 31, 2006. There were no restricted stock awards prior to 2006.

We received $6.4 million in cash from option exercises under all share-based payment arrangements for the year ended December 31, 2006.

Comparable Disclosure

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to January 1, 2006 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income, as reported	$21,374	$12,835
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,454)	(11,728)

Pro forma net income	$10,920	$1,107

Net income per share:
Basic – as reported	$0.59	$0.36
Basic – pro forma	$0.30	$0.03
Diluted – as reported	$0.57	$0.34
Diluted – pro forma	$0.29	$0.03

11.	Defined Contribution Plans

We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. employees. Through 2006 the 401(k) plan provided a discretionary year-end employer matching contribution on employee deferral contributions made during the plan year. The employer matching contribution will be made quarterly in 2007. Employer contributions made to the 401(k) plan were $401,000 during 2006, $274,000 during 2005, and none during 2004.

12.	Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
(Loss) income before income taxes:
U.S.	$(19,747)	$21,425	$12,352
Non U.S. subsidiaries	1,854	557	483

Total (loss) income before income taxes	$(17,893)	$21,982	$12,835

During 2006, we recorded income tax expense of $9.5 million. Of this $9.5 million income tax expense, a non-cash expense of $8.5 million is related to a net tax valuation allowance recorded on our net deferred tax assets. We were unable to benefit from the initial release of valuation allowance on utilized acquired net operating losses, and needed to provide tax expense for the subsequent valuation allowance reapplied to the remaining net operating losses. This was a result of changes in circumstances due to recent acquisitions that caused a change in judgment regarding the realizability of our net deferred tax assets in the fourth quarter. The remainder of the income tax expense is related to current income tax components such as, alternative minimum income tax, and state and foreign income taxes. This is compared with $608,000 of income tax expense recorded in 2005 which consisted of $349,000 for alternative minimum tax expense, $58,000 for state income tax expense and $201,000 for various foreign income tax expenses.

Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the alternative tax net operating loss deduction carryforward which we have available. Similar to 2006, we anticipate that we will be in an alternative minimum taxable income position in 2007. Current tax law provides that part or all of the amount of the alternative minimum tax paid can be carried forward indefinitely and credited against federal regular tax in future tax years to the extent the regular tax liability exceeds the alternative minimum tax in those years. For 2006, the reversal of $3.1 million of the tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement.

The components for the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income tax expense:
U.S.	$465	$349	$—
States (U.S.)	212	58	62
Non U.S. subsidiaries	644	201	283
Deferred income tax expense:
U.S.	7,459	—	(345)
States (U.S.)	725	—	—
Non U.S. subsidiaries	—	—	—

Total income tax expense	$9,505	$608	$—

A reconciliation of our provision for income taxes to the statutory tax rate based upon pretax (loss) income was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income taxes at U.S. statutory tax rate	$(6,262)	$7,739	$4,264
State taxes, net of federal benefit	(137)	734	249
Non U.S. tax rate differential	(310)	6	203
Change in valuation allowance	12,870	(10,543)	(4,663)
Change in deferred tax rate	—	3,066	—
Change in tax credit carryforwards	—	(360)	—
Stock-based compensation	2,257	—	—
Imputed income	623	—	—
Other	464	(34)	(53)

Total income tax expense	$9,505	$608	$—

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2006	2005	2004
Deferred tax assets:
Accrued liabilities	$1,104	$538	$1,086
Payroll liabilities	638	363	239
Tax assets over book assets	3,956	—	—
Tax over book amortization	1,861	(864)	(612)
Book over tax depreciation	—	619	93
Deferred revenue	4,164	2,034	—
Stock compensation	1,188	—	—
Income tax credits	1,095	838	478
Net operating loss carryforward	110,603	68,236	79,172

Total deferred tax assets before valuation allowance	124,609	71,764	80,456
Less valuation allowance	(100,225)	(68,160)	(76,852)

Net deferred tax assets after valuation allowance	24,384	3,604	3,604

Deferred tax liabilities:
Acquired indefinite lived intangibles	7,672	—	—
Acquired definite lived intangibles	22,724	—	—
Other deferred tax liabilities	1,660	—	—

Total deferred tax liabilities	32,056	—	—

Net deferred tax (liabilities) assets	$(7,672)	$3,604	$3,604

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have determined that it is more likely than not that deferred tax assets of $24.4 million at December 31, 2006 will be realized based on our expected future reversals of certain deferred tax liabilities. We have a net deferred tax liability recorded in our balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our consolidated balance sheet.

Worldwide net operating loss carryforwards totaled approximately $479.5 million at December 31, 2006, comprised of $456.6 million domestic net operating loss carryforwards and $22.9 million of international net operating loss carryforwards. These carryforwards are available to offset taxable income through 2026 and will start to expire in 2011. Of these carryforwards, $208.1 million relates to acquired CyberGuard net operating losses, $59.6 million relates to acquired N2H2 net operating losses, and $19.4 million relates to acquired CipherTrust net operating losses. We have provided a complete valuation allowance on primarily all of these acquired losses are fully valued against, and upon release of the valuation allowance, a portion of the benefit will go to the balance sheet to reduce goodwill instead of a benefit to the income tax provision. As of December 31, 2006 we have deducted $56.8 million related to stock option exercises. The tax benefit in excess of book expense from these stock option exercises will be recorded as an increase to additional paid-in capital upon utilization of the net operating losses under the financial statement approach to recognizing the tax benefits associated with stock option deductions. Of the remaining benefit associated with the carryforwards, approximately $111.3 million has yet to be recognized in the consolidated statement of operations. However, there are no assurances that the tax benefit of these carryforwards will be available to offset future income tax expense when taxable income is realized.

No provision has been made for U.S. federal income taxes on certain cumulative undistributed earnings of non U.S. subsidiaries as we intend to indefinitely reinvest these earnings in the non U.S. subsidiaries or the earnings may be remitted substantially tax-free. The total cumulative undistributed earnings of certain of our non U.S. subsidiaries that would be subject to federal income tax if remitted under existing law is approximately $5.9 million at December 31, 2006. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we may be subject to U.S. taxes and withholding taxes payable to various foreign governments.

13.	Contingencies

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

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleges that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent. The answer to the complaint was filed on July 26, 2006. Discovery is proceeding.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against us and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. While there can be no assurance as to the outcome of this or any other litigation we believe there are meritorious legal and factual defenses to this action and we intend to defend ourselves vigorously.

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

14.	Net (Loss)/Income Per Share

The following table represents the calculation of basic and diluted net (loss)/income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net (loss)/income applicable to common stockholders	$(43,551)	$21,374	$12,835
Shares used in computing basic net (loss)/income per share	57,010	36,338	35,576
Outstanding dilutive stock options	—	1,371	1,680

Shares used in computing diluted net (loss)/income per share	57,010	37,709	37,256

Basic net (loss)/income per share	$(0.76)	$0.59	$0.36
Diluted net (loss)/income per share	$(0.76)	$0.57	$0.34

All potential common share equivalents for the year ended December 31, 2006 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. Additionally, 5.6 million shares of common stock as if our preferred stock was converted, were excluded from the effect of dilutive securities for the year ended December 31, 2006, because we reported a net loss for this period. Potential common shares of 2.6 million and 2.5 million related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2005 and 2004, respectively, as inclusion of these shares would have been anti-dilutive.

15.	Segment Information

We view our operations and manage our business as one segment called enterprise gateway security. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 39%, 38% and 31% of total revenue for the years 2006, 2005 and 2004, respectively.

The following table summarizes our domestic and international revenues (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Domestic	$108,547	$67,689	$64,431
International	68,150	41,486	28,947

	$176,697	$109,175	$93,378

No customer accounted for more than 10% of our total revenue in 2006, 2005 or 2004.

16.	Related Party Transaction

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

17.	Summarized Quarterly Financial Information (unaudited)

	Quarter Ended (in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$42,617	$38,746	$43,748	$51,586
Gross profit	30,685	28,822	31,963	36,069
Operating income/(loss) (1)	769	(2,710)	(6,347)	(9,485)
Net income/(loss) (2)	657	6,659	(7,291)	(27,423)
Net (loss)/income applicable to common shareholders	(12,759)	5,722	(8,194)	(28,320)
Basic and diluted (loss)/income per share	$(0.25)	$0.11	$(0.14)	$(0.44)

2005
Revenue	$25,579	$26,113	$27,249	$30,234
Gross profit	20,594	21,578	22,217	22,737
Operating income	4,121	4,746	5,404	6,080
Net income	4,062	4,946	5,792	6,574
Basic income per share	$0.11	$0.14	$0.16	$0.18
Diluted income per share	$0.11	$0.13	$0.15	$0.17

(1)	Operating loss for the quarter ended June 30, 2006 was negatively impacted by the reduction in revenue recognized in that quarter. For the quarters ended September 30, 2006 and December 31, 2006, operating loss was impacted by the acquisition of CipherTrust. Because we are unable to establish VSOE of fair value on the CipherTrust product line revenues, the majority of the revenue from those product lines has been deferred, while the operating expenses continue to be recognized in the current periods, resulting in a net operating loss impact.

(2)	Net income for the quarter ended June 30, 2006 included the impact of benefiting from the reversal of $7.3 million of valuation allowance that had been established against our deferred tax assets. Net loss for the quarter ended December 31, 2006 included a net $15.5 million tax expense due to being unable to benefit from the initial release of valuation allowance on utilized acquired net operating losses and an increase in the valuation allowance established against our deferred tax assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Secure Computing Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited management’s assessment, included in the section in Item 9A entitled Management’s Report on Internal Control Over Financial Reporting, that Secure Computing Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of ineffective controls over the calculation of income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Secure Computing Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and described in management’s assessment related to an ineffective control over the accounting for income taxes as evidenced by a failure to detect necessary adjustments to the income tax accounts. This deficiency resulted in material adjustments being made to the annual financial statements and rises to the level of a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business operations of CipherTrust, Inc. which are included in the 2006 consolidated financial statements of Secure Computing Corporation and constituted approximately $66.0 million and $19.1 million of total and net assets, respectively, as of December 31, 2006 and $7.1 million of revenues for the year then ended. Our audit of internal control over financial reporting of Secure Computing Corporation also did not include an evaluation of the internal control over financial reporting of the business operations of CipherTrust, Inc.

In our opinion, management’s assessment that Secure Computing Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the material weakness described above on the achievement of objectives of the control criteria, Secure Computing Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 15, 2007

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

Date:	March 16, 2007	By:	/S/ JOHN E. MCNULTY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ JOHN E. MCNULTY John E. McNulty	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY J. STEINKOPF Timothy J. Steinkopf	Senior Vice President of Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAY S. CHAUDHRY Jay S. Chaudhry	Vice Chairman and Chief Strategy Officer

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director

/s/ JAMES F. JORDAN James F. Jordan	Director

/s/ STEPHEN M. PURICELLI Stephen M. Puricelli	Director

/s/ ERIC P. RUNDQUIST Eric P. Rundquist	Director

/s/ ALEXANDER ZAKUPOWSKY, JR. Alexander Zakupowsky, Jr.	Director

/s/ CARY DAVIS Cary Davis	Director

/s/ RICHARD SCOTT Richard Scott	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance at Beginning of Year	Additions Charged to Bad Debt Expense	Adjustments to Goodwill	Deductions- Write-offs	Balance at End of Year
Year ended December 31, 2006:
Allowance for doubtful accounts (1)	$272,000	$947,000	$802,000	$(594,000)	$1,427,000

Year ended December 31, 2005:
Allowance for doubtful accounts	$450,000	$69,000	$—	$(247,000)	$272,000

Year ended December 31, 2004:
Allowance for doubtful accounts (2)	$868,000	$212,000	$(320,000)	$(310,000)	$450,000

(1)	The amount noted as an adjustment to goodwill reflects the balance of acquired CipherTrust receivables outstanding that are fully reserved as of December 31, 2006.

(2)	The amount noted as an adjustment to goodwill reflects the finalization of the purchased N2H2 receivables and therefore, did not impact earnings.