Form 10-Q
period 2007-03-31
SECURE COMPUTING CORP
filed 2007-05-04
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 67,234,050 issued and outstanding as of May 1, 2007.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2007 (Unaudited)	December 31, 2006 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$8,838	$8,249
Restricted cash	479	457
Accounts receivable, net	55,045	63,636
Inventory, net	5,153	4,078
Other current assets	14,365	13,948

Total current assets	83,880	90,368
Property and equipment, net	15,560	14,300
Goodwill	533,111	533,659
Intangibles, net	73,767	78,388
Other assets	8,065	7,413

Total assets	$714,383	$724,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,343	$12,442
Accrued payroll	9,639	12,035
Accrued expenses	6,441	6,365
Acquisition reserves	1,081	1,418
Deferred revenue	93,348	86,612

Total current liabilities	121,852	118,872
Acquisition reserves, net of current portion	1,486	1,591
Deferred revenue, net of current portion	37,216	35,671
Deferred tax liability	7,672	7,672
Debt, net of fees	73,169	85,023
Other liabilities	140	—

Total liabilities	241,535	248,829
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at March 31, 2007 and December 31, 2006	66,472	65,558

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 65,678,790 at March 31, 2007 and 65,008,509 at December 31, 2006	658	651
Additional paid-in capital	545,171	538,616
Accumulated deficit	(138,738)	(127,249)
Accumulated other comprehensive loss	(715)	(2,277)

Total stockholders’ equity	406,376	409,741

Total liabilities and stockholders’ equity	$714,383	$724,128

NOTE:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Products	$30,171	$29,175
Services	17,400	13,442
Other (a)	6,201	—

Total revenues	53,772	42,617

Cost of revenues:
Products	9,597	8,829
Services	3,485	2,380
Other (a)	1,089	—
Amortization of purchased intangibles	1,931	723

Total cost of revenues	16,102	11,932

Gross profit	37,670	30,685

Operating expenses:
Selling and marketing	28,467	15,796
Research and development	10,624	6,924
General and administrative	3,690	3,005
Amortization of purchased intangibles	2,781	1,691
Litigation settlement	—	2,500

	45,562	29,916

Operating (loss)/income	(7,892)	769
Other (expense)/income	(2,290)	540

(Loss)/income before taxes	(10,182)	1,309
Income tax expense	(393)	(652)

Net (loss)/income	(10,575)	657
Preferred stock accretion	(914)	(813)
Charge from beneficial conversion of preferred stock	—	(12,603)

Net loss applicable to common shareholders	$(11,489)	$(12,759)

Basic and diluted loss per share	$(0.18)	$(0.25)

Weighted average shares outstanding – basic and diluted	65,272	51,705

NOTE:	(a) For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and therefore are unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

See accompanying notes to the condensed consolidated financial statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net (loss)/income	$(10,575)	$657

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	1,556	788
Amortization of intangible assets	4,886	2,509
Loss on disposals of property and equipment and intangible assets	28	20
Amortization of debt fees	146	—
Deferred income taxes	42	535
Share-based compensation	3,725	1,674
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	8,793	11,128
Inventories	(1,075)	336
Other current assets	(473)	2,011
Accounts payable	(1,114)	3,139
Accrued payroll	(2,394)	(735)
Accrued expenses	216	(1,655)
Acquisition reserves	(362)	(5,471)
Deferred revenue	8,605	(3,237)

Net cash provided by operating activities	12,004	11,699

Investing activities
Purchases of investments, net	(16)	(3,370)
Purchase of property and equipment, net	(2,884)	(3,837)
(Increase)/decrease in intangibles and other assets	(917)	1,935
Cash paid for business acquisitions, net of cash acquired	—	(69,096)

Net cash used for investing activities	(3,817)	(74,368)

Financing activities
Proceeds from issuance of preferred stock and warrant, net of fees	—	69,945
Proceeds from issuance of common stock	2,837	4,667
Repayments of term debt	(12,000)	—
Excess tax benefits from employee stock options	—	89

Net cash (used for)/provided by financing activities	(9,163)	74,701

Effect of exchange rates	1,565	(113)

Net increase in cash and cash equivalents	589	11,919
Cash and cash equivalents, beginning of period	8,249	50,039

Cash and cash equivalents, end of period	$8,838	$61,958

Supplemental Cash Flow Disclosure
Common stock issued for purchase of CyberGuard Corporation	—	$188,476
Interest paid	$1,916	—

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

2. Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, and, as permitted omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2006 Condensed Consolidated Balance Sheet is derived from our audited Consolidated Balance Sheet as of December 31, 2006. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is identified as Other revenue on the Condensed Consolidated Statement of Operations. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element and we defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service period. These costs are identified as Other cost of revenues on the Condensed Consolidated Statement of Operations.

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

3. Summary of Significant Accounting Policies (continued)

Income Taxes

We account for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, none of which has been accrued to date in relation to FIN 48.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2003 through 2006 remain open under the statue of limitations. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. The IRS is currently examining the 2003 and 2005 tax years of one of the companies that we acquired in 2006. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 1999.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate a material impact upon adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require or permit fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require or permit measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No. 157.

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

4. Acquisition of CipherTrust (continued)

The aggregate purchase price was $270.1 million consisting of $188.1 million in cash, the issuance of 10.0 million shares of common stock valued at $68.1 million, the conversion of outstanding CipherTrust stock options into options to purchase 2.5 million shares of our common stock with a fair value of $7.8 million, and direct costs of the acquisition of $6.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $90.0 million of the CipherTrust acquisition through debt financing obtained from a syndicate of banks led by Citigroup and UBS Investment Bank. See Note 6 for details on the debt financing. As part of the terms of the acquisition, we may issue a $10.0 million note to former CipherTrust shareholders that is subject to the attainment of certain performance conditions to be met by September 30, 2007. Any contingent consideration earned will be recorded as goodwill.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived tradenames recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of August 31, 2006
Cash paid, net of cash acquired		$(187,647)
Current assets		11,601
Property and equipment		1,429
Other long-term and indefinite lived assets		8,153
Goodwill		233,709
Intangible assets subject to amortization:
Intangibles—Customer relationships (60 month useful life)	14,298
Intangibles—Developed technology (48 month useful life)	21,445

		35,743

Total assets acquired		102,988
Current liabilities		6,739
Acquisition reserve		7,317
Revenue deferred from ongoing contractual obligations at fair value		10,384
Deferred tax liability – long-term		2,663

Fair value of assets and liabilities assumed and accrued, net		$75,885

We accrued approximately $7.3 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, severance costs and other related costs, of which $147,000 remains as an accrual as of March 31, 2007.

The following table presents our consolidated results of operations on an unaudited pro forma basis as if the acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Total revenues	$56,492
Net loss	(5,270)
Basic and diluted loss per share	$(0.09)

The unaudited pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect interest income foregone, increased intangible amortization and interest expense for debt assumed. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future.

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

The aggregate purchase price was $310.7 million consisting of 16.3 million shares of common stock valued at $188.5 million, $2.73 in cash issued for each outstanding share of CyberGuard common stock valued at $88.9 million, the conversion of outstanding CyberGuard stock options into options to purchase 3.0 million shares of our common stock with a value of $29.3 million and direct costs of the acquisition of $4.0 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $70.0 million of the CyberGuard acquisition through the issuance of preferred equity securities. See Note 7 for details on the equity financing.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of January 12, 2006
Cash paid, net of cash acquired		$(69,096)
Current assets		18,067
Property and equipment		2,090
Other long-term and indefinite lived assets		10,570
Goodwill		267,915
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	28,610
Tradenames (6 month useful life)	390
Tradenames (12 month useful life)	290
Acquired developed technology (12 month useful life)	2,080
Acquired developed technology (36 month useful life)	1,160
Acquired developed technology (48 month useful life)	6,930

		39,460

Total assets acquired		269,006
Current liabilities		9,325
Acquisition reserve		9,283
Revenue deferred from ongoing contractual obligations at fair value		28,579
Deferred tax liability – long-term		4,017

Fair value of assets and liabilities assumed and accrued, net		$217,802

We accrued approximately $9.3 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, excess capacity fees, directors and officers insurance policy premium, severance and other related costs, of which $1.8 million remains as an accrual as of March 31, 2007.

5. Acquisition of CyberGuard (continued)

The following table presents our consolidated results of operations on an unaudited pro forma basis as if the acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Total revenues	$44,394
Net income	690
Basic and diluted earnings per share	$0.01

The unaudited pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect interest income foregone, increased intangible amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future.

6. Debt

Debt as of March 31, 2007 and December 31, 2006, respectively, consists of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Secured term loan, due August 31, 2013, LIBOR plus 3.25%	$76,000	$88,000
Deferred financing fees related to secured term loan, amortized through August 31, 2013	(2,831)	(2,977)

Total debt	$73,169	$85,023

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 4 above. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000, which began in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) +3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of March 31, 2007 was 8.60%. Including amortization of deferred financing fees, we incurred $2.1 million of interest expense in the three months ended March 31, 2007 and none in the same period of 2006.

The revolving credit facility matures on August 31, 2012 with interest payable quarterly at LIBOR +3.25%. The interest rate on the revolving credit facility may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility also requires that we pay an annual commitment fee of .5%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, is payable quarterly in arrears. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: August 31, 2006 through December 31, 2006 – 4.75 to 1.00; First six months of Fiscal 2007 – 4.00 to 1.00; Last six months of Fiscal 2007 – 3.50 to 1.00; Fiscal 2008 – 2.50 to 1.0; Fiscal 2009 – 2.25 to 1.00; Fiscal 2010 through maturity – 2.00 to 1.00.

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

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of March 31, 2007.

6. Debt (continued)

Derivative Instrument

On September 29, 2006 we entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreases $10.0 million each quarter which started March 30, 2007. As of March 31, 2007, the notional amount of the agreement is $50.0 million, or approximately 66% of the aggregate term loan balance. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our consolidated balance sheet and the related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive loss. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement is $7,000 as of March 31, 2007.

7. Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 of Series A preferred stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of Directors. Based on a quoted market price, as of January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 5 above.

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

On August 31, 2006, the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share also in accordance with an anti-dilution provision that became effective due to the CipherTrust acquisition. The warrant expires on January 12, 2013. When the market price of our common stock is above their exercise price, the warrant becomes dilutive and 1.0 million shares are immediately included in the computation of diluted earnings per share using the treasury stock method.

The preferred stock was initially reflected on our financial statements at $62.0 million, which is a discount of $8.0 million from its initial liquidation value of $70.0 million due to the fair value of the warrant on the effective date. The liquidation value of the preferred stock accretes daily at an annual rate of 5%, compounded semi-annually. This accretion is recorded as a reduction of earnings attributable to common shareholders ratably for a period of 54 months after date of issuance.

We incurred a beneficial conversion charge of $12.6 million, which was recorded as a reduction in earnings attributable to common shareholders in first quarter 2006, upon the issuance of the preferred stock since the effective conversion price, after adjusting for the value of the warrants, was less than market price on date of issuance, January 12, 2006. However, in August 2005 when the terms of the preferred stock issuance to Warburg Pincus in the Securities Purchase Agreement were negotiated, the average market price of the common stock was, in fact, less than the conversion price.

8. Comprehensive (Loss)/Income

During the three months ended March 31, 2007, total comprehensive loss amounted to $9.0 million compared to total comprehensive income of $534,000 for the same period in 2006. The components of our comprehensive (loss)/income are net (loss)/income, foreign currency translation adjustments, unrealized loss on investments, and unrealized loss on our interest rate hedge. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive loss.

9. Contingencies

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery is proceeding.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against us and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. While there can be no assurance as to the outcome of this or any other litigation, we believe there are meritorious legal and factual defenses to this action and we intend to defend ourselves vigorously.

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

10. Income Taxes

During the three months ended March 31, 2007, we recorded income tax expense of $393,000. The $393,000 of income tax expense consists of $140,000 for United States Federal and State regular income tax expense and $253,000 for various foreign income taxes in the three months ended March 31, 2007. This is compared with $652,000 of income tax expense recorded during the three months ended March 31, 2006 which consisted of $533,000 for alternative minimum tax expense, $84,000 for state income tax expense, and $35,000 for various foreign income and withholding tax expenses.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have determined that it is more likely than not that deferred tax assets of $24.4 million at March 31, 2007 will be realized based on our expected future reversals of certain deferred tax liabilities. We have a net deferred tax liability recorded in our balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet.

11. Related Party Transaction

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

12. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to

12. Segment Information (continued)

resellers and end-users within their defined territories. International sales accounted for 37% and 46% of total revenue for the three months ended March 31, 2007 and 2006, respectively. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Domestic	$33,876	$23,013
International	19,896	19,604

	$53,772	$42,617

13. Share-Based Compensation

Description of Plans

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 6.5 million shares authorized under the 2002 Plan at March 31, 2007. All options granted under the 2002 Plan through March 31, 2007 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers and non-employee directors. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. The 2002 Plan and its predecessor plans are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

The N2H2 Stock Option Plans, the CyberGuard Stock Option Plans, and the CipherTrust 2000 Stock Option Plan which were assumed in connection with our acquisitions of N2H2, CyberGuard, and CipherTrust, respectively, are described more fully in our fiscal 2006 Annual Report on Form 10-K for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

We have an employee stock purchase plan (ESPP), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. For the fourth quarter of 2006 and the first quarter of 2007, the Board of Directors and the Compensation Committee approved to increase the maximum contribution up to 20% of compensation. The ESPP is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

13. Share-Based Compensation (continued)

Share-Based Compensation Expense

A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for the three months ended March 31, 2007 and 2006, respectively, for stock options, restricted stock awards and shares purchased under our ESPP is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Cost of product revenues	$103	$71
Cost of service revenues	185	125
Selling and marketing	1,956	669
Research and development	922	421
General and administrative	559	388

Increase of loss before income taxes	$3,725	$1,674

Increase of basic loss per share	$.06	$.03

As of March 31, 2007, there was $40.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.1 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements below and in the other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

EXECUTIVE OVERVIEW

We are a leading provider of enterprise gateway security solutions. Our best-of-breed portfolio of Gateway Security solutions provides Web Gateway, Messaging Gateway, and Network Gateway Security, as well as Identity and Access Management (IAM) that are further differentiated by the proactive protection provided by TrustedSource (global intelligence).

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

We continue to execute on our strategy to significantly increase our presence in the industry and to define and become the leader in the enterprise gateway security market. We believe that our acquisitions of CyberGuard and CipherTrust in 2006 have laid a strong foundation for our future success. During the first quarter of 2007 we merged the acquired CyberGuard Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2® Security Appliance in our next generation Network Gateway Security appliance.

Our Gateway Security revenue represented 83% of total revenue, a 30% or $10.3 million increase over the prior year. The increase was driven by the acquired CipherTrust products which contributed $9.2 million to the quarter, and sustained demand for Gateway Security Solutions. This increase was slightly offset by a $1.1 million decline in sales of our Bess® and Sentian™ product lines which were discontinued in 2006. Our Identity and Access Management revenue represented 17% of total revenue, an 11% or $878,000 increase over the prior year. This increase was primarily driven by sustained demand for high assurance solutions.

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

International sales accounted for 37% of total revenue during the three months ended March 31, 2007. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

We incurred a net loss $10.6 million in the three months ended March 31, 2007 compared to net income of $657,000 in the same period in 2006. The net loss is a result of the acquired and assumed CipherTrust expenses which were higher as a percentage of revenue than our previous expense run rates for the three months ended March 31, 2006 and the amortization of acquired intangible assets. Until we are able to establish vendor specific objective evidence (VSOE) on the sales of our

Messaging Gateway product line and our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward. For further explanation of VSOE and our revenue recognition policy please refer to the “Critical Accounting Policies and Estimates” section below.

As of March 31, 2007, we had $9.3 million in cash and restricted cash with no outstanding borrowings on our $20 million revolving credit facility. We generated $12.0 million in cash from operations for the three months ended March 31, 2007 which was used to pay down our outstanding term loan balance. As of March 31, 2007, the outstanding term loan balance, net of deferred financing fees, was $73.2 million and we were in compliance with all debt covenants. We expect to generate cash during 2007 as we expect billings to grow at a faster rate than operating expenses.

RESULTS OF OPERATIONS

Financial Overview

The following table sets forth, for the periods indicated, the statements of operations of our company expressed as a percentage of revenue:

	Three Months Ended March 31,
	2007	2006
Revenues:
Products	56%	68%
Services	32	32
Other (a)	12	—

Total revenues	100	100
Cost of revenues:
Products	18	21
Services	6	6
Other (a)	2	—
Amortization of purchased intangibles	4	1

Total cost of revenues	30	28

Gross profit	70	72
Operating expenses:
Selling and marketing	53	37
Research and development	20	16
General and administrative	7	7
Amortization of purchased intangibles	5	4
Litigation settlement	—	6

Total operating expenses	85	70

Operating (loss)/income	(15)	2
Other (expense)/income	(4)	1

(Loss)/income before tax	(19)	3
Income tax expense	(1)	(2)

Net (loss)/income	(20)	1

Preferred stock accretion	(2)	(2)
Charge from beneficial conversion of preferred stock	—	(29)

Net (loss)/income applicable to common shareholders	(22)%	(30)%

NOTE:	(a) For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Three Months Ended March 31, 2007 and 2006.

Revenues. Our total revenues increased 26% to $53.8 million for the three months ended March 31, 2007 up from $42.6 million in the same period of 2006. Our products revenues increased 3% to $30.2 million for the three months ended March 31, 2007 up from $29.2 million in the same period of 2006. Our services revenues increased 30% to $17.4 million for the three months ended March 31, 2007 up from $13.4 million in the same period of 2006. In addition, $6.2 million or 12% of total revenue was attributable to multiple element sales that lacked VSOE in the prior periods and became recognizable in the three months ended March 31, 2007. This revenue is primarily from our Messaging Gateway product line revenues because we are unable to establish VSOE of fair value, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the term of the undelivered elements. The revenue growth was driven by a 30% or $10.3 million increase in the Network Gateway Security solutions revenue which represented 83% of total revenue and included $9.2 million from acquired CipherTrust products, and an 11% or $878,000 increase in the Identity and Access Management revenue which represented 17% of total revenue.

Cost of Revenues and Gross Profit. Total cost of revenues increased 35% to $16.1 million in the three months ended March 31, 2007, up from $11.9 million in the same period of 2006. This increase is the direct result of the increase in total revenues and an increase in the amortization of acquired developed technology related to the CipherTrust acquisition. Gross profit as a percentage of revenue was 70% in the three months ended March 31, 2007 compared to 72% in the same period of 2006. In the three months ended March 31, 2007, gross profit for products decreased to 68% compared to 70% in the same period of 2006, primarily due to increased sales volume on products containing a hardware component, which have a lower gross profit than our software products. Gross profit for services decreased to 80% in the three months ended March 31, 2007 from 82% in the same period of 2006 primarily due to an increase in headcount and related costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and amortization of purchased intangible assets, along with a non-recurring litigation settlement cost in 2006. Total operating expenses increased 52% to $45.6 million for the three months ended March 31, 2007 up from $29.9 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs, share-based compensation and intangible amortization expense as a result of the CipherTrust acquisition. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 85% for the quarter compared to 70% in the same period of 2006. This increase was primarily driven by the increase in amortization of intangibles and share-based compensation costs as a result of the CipherTrust acquisition. In addition, the acquired and assumed CipherTrust expenses were higher as a percentage of revenue than our previous expense run rates for the three months ended March 31, 2006.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 80% to $28.5 million in the three months ended March 31, 2007 up from $15.8 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs as a result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 53% for the quarter compared to 37% in the same period of 2006. This increase was primarily driven by the increase in share-based compensation costs and the acquired and assumed CipherTrust expenses which were higher as a percentage of revenue than our previous expense run rates for the three months ended March 31, 2006.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 54% to $10.6 million in the three months ended March 31, 2007 up from $6.9 million in the same period of 2006. This increase was primarily driven by increased headcount and related costs as a result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 20% for the three months ended March 31, 2007 compared to 16% in the same period of 2006. This increase was primarily driven by the increase in share-based compensation costs and the acquired and assumed CipherTrust expenses which were higher as a percentage of revenue than our previous expense run rates.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 23% to $3.7 million in the three months ended March 31, 2007 up from $3.0 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs and inflationary increases in payroll and related costs, share-based compensation costs, and allocated corporate costs. As a percentage of revenue, general and administrative expenses for the three months ended March 31, 2007 remained consistent at 7% compared to the same period of 2006 for the three months ended March 31, 2006.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 4 and 5 of the Notes to the Consolidated Financial Statements, respectively. Amortization of these acquired tradenames and customer lists was $2.8 million in the three months ended March 31, 2007 compared to $1.7 million, in the same period of 2006. This increase was a result of the additional intangibles acquired in the CipherTrust acquisition.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under SFAS 123(R) for the three months ended March 31, 2007 and 2006, respectively, was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of product revenues	$103	$71
Cost of service revenues	185	125
Selling and marketing	1,956	669
Research and development	922	421
General and administrative	559	388

Total share-based compensation expense	$3,725	$1,674

In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years.

Litigation Settlement. The litigation settlement expense of $2.5 million in the three months ended March 31, 2006 pertained to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represented a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

Other (Expense)/Income. Other expense was $2.3 million in the three months ended March 31, 2007, compared to other income of $540,000 in the same period of 2006. The decrease is primarily a result of interest expense incurred for debt assumed for the CipherTrust acquisition and a decrease in interest income on a decreased average cash balance.

Income Taxes. During the three months ended March 31, 2007, we recorded income tax expense of $393,000 consisting of income tax expense consists of $140,000 for United States Federal and State regular income tax expense and $253,000 for various foreign income taxes in the three months ended March 31, 2007. This is compared with $652,000 of income tax expense recorded during the three months ended March 31, 2006 which consisted of $533,000 for alternative minimum tax expense, $84,000 for state income tax expense, and $35,000 for various foreign income and withholding tax expenses.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have determined that it is more likely than not that deferred tax assets of $24.4 million at March 31, 2007 will be realized based on our expected future reversals of certain deferred tax liabilities. We have a net deferred tax liability recorded in our balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet.

As a matter of course, we are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service has commenced its examination of CipherTrust’s Federal income tax returns for 2003 and 2005. In our opinion, the final resolution of these audits will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. We anticipate the completion of these field audits during 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $589,000 from $8.2 million at December 31, 2006 to $8.8 million at March 31, 2007. We generated $12.0 million from operating activities and $2.8 million from the exercise of stock options and the sale of common stock through our ESPP, which we used to make a $12.0 million principal payment on our term debt and $2.9 million in capital purchases.

Net cash provided by operating activities of $12.0 million for the three months ended March 31, 2007 was comprised primarily of $10.4 million in net non-cash related expenses, $8.6 million increase in deferred revenue, and an $8.8 million decrease in accounts receivable offset by a net loss of $10.6 million, a $1.1 million increase in inventory, a $1.1 million decrease in accounts payable and a $2.4 million decrease in accrued payroll. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $3.8 million during the three months ended March 31, 2007 consisted mainly of $2.9 million for capital additions, which were primarily for computer equipment and technology upgrades, $393,000 in rent deposits and $265,000 in capitalized software.

Net cash used for financing activities of $9.2 million for the three months ended March 31, 2007 consisted primarily of a principal payment made on our term debt of $12.0 million offset by $2.8 million in proceeds related to the exercise of stock options and the sale of common stock through our ESPP.

We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, license technology or products related to our line of business, and make additional payments on our term debt. We expect to spend another $9.0 million during the remainder of 2007 on capital expenditures, mainly for computer equipment, technology upgrades and leasehold improvements.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary. At March 31, 2007 we have no outstanding borrowings on this credit facility.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of March 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Revenue Recognition” and “Income Taxes” below, we believe that during the three months ended March 31, 2007 there were no significant changes to those critical policies and estimates.

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is identified as Other revenue on the Condensed Consolidated Statement of Operations. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element and we defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service term. These costs are identified as Other cost of revenues on the Condensed Consolidated Statement of Operations.

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

Income Taxes. We account for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, none of which has been accrued to date in relation to FIN 48.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2003 through 2006 remain open under the statue of limitations. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. The IRS is currently examining the 2003 and 2005 tax years of one of the companies that we acquired in 2006. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction, back to 1999.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of March 31, 2007, we had $76.0 million of outstanding indebtedness. Of this indebtedness, approximately $26.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates. Based on the average outstanding debt for fiscal 2006, a 100 basis point change in interest rates would change interest expense by approximately $300,000 in fiscal 2007.

There have been no other changes to our market risks as noted in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Material Weakness in Internal Control Over Financial Reporting

As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

Because of the material weakness described above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria set forth by COSO in Internal Control – Integrated Framework. Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of the effectiveness of our internal control over financial reporting. Ernst & Young LLP issued an audit report thereon, which is included in Part IV, Item 15 of our Form 10-K for the year ended December 31, 2006.

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31 2007, we ensured that the appropriate levels of review by management and the involvement of outside tax consultants was in place and occurred in a timely manner.

Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve this material weakness. We expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including with regard to the remediation of this material weakness, as of December 31, 2007. During the quarter ended March 31 2007, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery is proceeding.

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

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.3	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.4	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

Exhibit	Description
2.5	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.6	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

4.5	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.7	CipherTrust, Inc. 2000 Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

Exhibit	Description
10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006.

10.9	Employment Agreement with Jay Chaudhry is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.10	Employment Agreement with Atri Chatterjee is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.11	Employment Agreement with Paul Judge is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

10.14	Form of Restricted Stock Award Agreement-Secure Computing Corporation 2002 Stock Incentive Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: May 4, 2007	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)