Form 10-Q
period 2007-06-30
SECURE COMPUTING CORP
filed 2007-08-03
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 67,633,677 issued and outstanding as of July 31, 2007.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$8,764	$8,249
Restricted cash	489	457
Accounts receivable, net	55,235	63,636
Inventory, net	4,567	4,078
Other current assets	15,797	13,948

Total current assets	84,852	90,368
Property and equipment, net	16,738	14,300
Goodwill	530,839	533,659
Intangibles, net	69,988	78,388
Other assets	8,242	7,413

Total assets	$710,659	$724,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,586	$12,442
Accrued payroll	9,974	12,035
Accrued expenses	6,112	6,365
Acquisition reserves	957	1,418
Deferred revenue	95,569	86,612

Total current liabilities	124,198	118,872
Acquisition reserves, net of current portion	1,382	1,591
Deferred revenue, net of current portion	46,758	35,671
Deferred tax liability	7,672	7,672
Debt, net of fees	63,275	85,023
Other liabilities	95	—

Total liabilities	243,380	248,829
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at June 30, 2007 and December 31, 2006	67,396	65,558
Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 65,980,759 at June 30, 2007 and 65,008,509 at December 31, 2006	661	651
Additional paid-in capital	550,491	538,616
Accumulated deficit	(150,610)	(127,249)
Accumulated other comprehensive loss	(659)	(2,277)

Total stockholders’ equity	399,883	409,741

Total liabilities and stockholders’ equity	$710,659	$724,128

NOTE:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Products	$30,722	$24,527	$60,893	$53,702
Services	18,509	14,219	35,909	27,661
Other (See Note)	8,417	—	14,618	—

Total revenues	57,648	38,746	111,420	81,363

Cost of revenues:
Products	8,960	6,047	18,557	14,876
Services	4,646	2,624	8,131	5,004
Other (See Note)	1,399	—	2,488	—
Amortization of purchased intangibles	2,050	1,253	3,981	1,976

Total cost of revenues	17,055	9,924	33,157	21,856

Gross profit	40,593	28,822	78,263	59,507

Operating expenses:
Selling and marketing	29,635	17,829	58,102	33,625
Research and development	11,101	7,802	21,725	14,726
General and administrative	3,702	2,912	7,392	5,917
Amortization of purchased intangibles	2,772	2,989	5,553	4,680
Litigation settlement	—	—	—	2,500

Total operating expenses	47,210	31,532	92,772	61,448

Operating loss	(6,617)	(2,710)	(14,509)	(1,941)
Other (expense)/income	(1,727)	1,361	(4,017)	1,901

Loss before taxes	(8,344)	(1,349)	(18,526)	(40)
Income tax (expense)/benefit	(2,604)	8,008	(2,997)	7,356

Net (loss)/income	$(10,948)	$6,659	$(21,523)	$7,316
Preferred stock accretion	(924)	(937)	(1,838)	(1,750)
Charge from beneficial conversion of preferred stock	—	—	—	(12,603)

Net (loss)/income applicable to common shareholders	$(11,872)	$5,722	$(23,361)	$(7,037)

Basic (loss)/earnings per share	$(0.18)	$0.11	$(0.36)	$(0.13)
Weighted average shares outstanding—basic	65,756	54,108	65,518	52,915
Diluted (loss)/earnings per share	$(0.18)	$0.11	$(0.36)	$(0.13)
Weighted average shares outstanding—diluted	65,756	60,994	65,518	52,915

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and therefore are unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

See accompanying notes to the condensed consolidated financial statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net (loss)/income	$(21,523)	$7,316
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	3,422	1,842
Amortization of intangible assets	9,927	6,848
Loss/(gain) on disposals of property and equipment and intangible assets	175	(41)
Amortization of debt fees	252	—
Deferred income taxes	1,652	(7,424)
Share-based compensation	8,057	3,683
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	8,770	13,185
Inventories	(489)	568
Other current assets	(2,027)	174
Accounts payable	(919)	794
Accrued payroll	(2,059)	(760)
Accrued expenses	(158)	(987)
Acquisition reserves	(595)	(5,912)
Deferred revenue	20,174	282

Net cash provided by operating activities	24,659	19,568

Investing activities
Purchase of property and equipment, net	(6,059)	(6,355)
(Increase)/decrease in intangibles and other assets	(1,498)	1,553
(Purchases)/sales of investments, net	(16)	87
Cash paid for business acquisitions, net of cash acquired	—	(69,096)

Net cash used for investing activities	(7,573)	(73,811)

Financing activities
Proceeds from issuance of common stock	3,828	6,325
Repayments of term debt	(22,000)	—
Proceeds from issuance of preferred stock and warrant, net of fees	—	69,945

Net cash (used for)/provided by financing activities	(18,172)	76,270

Effect of exchange rates	1,601	(908)

Net increase in cash and cash equivalents	515	21,119
Cash and cash equivalents, beginning of period	8,249	50,039

Cash and cash equivalents, end of period	$8,764	$71,158

Supplemental Cash Flow Disclosure
Interest paid	$3,568	—
Release of deferred tax asset valuation allowance as a reduction to goodwill	$1,686	$9,520
Common stock issued for purchase of CyberGuard Corporation	—	$188,476

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is identified as Other revenue on the Condensed Consolidated Statement of Operations. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element. We defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service period. These costs are identified as Other cost of revenues on the Condensed Consolidated Statement of Operations.

We sell our products either directly to an end-user, or indirectly through our channel of resellers and distributors (our channel partners). When selling through our channel we require our channel partners to provide evidence of end-user sell-through. If we are unable to obtain end-user sell-through evidence at the time we fulfill the order from a channel partner, we do not recognize revenue until the channel partner supplies end-user sell-through information, the product has been shipped, and all other criteria of SOP 97-2 have been met, with the exception of sales to our distributors who stock our SnapGear product line. We recognize revenue, net of estimated returns, upon shipment of our SnapGear product line as we have sufficient return history to establish a reserve and we are not able to receive end-user sell-through evidence due to the high-volume sales of this low-price point product.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2003 through 2006 remain open under the statue of limitations. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 1999. The IRS has completed the field examination of CipherTrust’s Federal income tax returns for 2003 and 2005 during the second quarter of 2007. The findings did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require or permit fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require or permit measurements that are similar to, but not intended to represent fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No. 157.

4. Acquisition of CipherTrust

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. CipherTrust’s products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. CipherTrust’s product line included IronMail®, powered by TrustedSource™, IronIM™, IronMail Edge™, IronNet™, and RADAR™. As a result of the acquisition we have positioned ourselves as a leader in the Messaging Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions address the fast-growing Web and Messaging Gateway Security needs.

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

		As of August 31, 2006
Cash paid, net of cash acquired		$(187,647)
Current assets		11,568
Property and equipment		1,429
Other long-term and indefinite lived assets		8,153
Goodwill		233,089
Intangible assets subject to amortization:
Intangibles—Customer relationships (60 month useful life)	14,298
Intangibles—Developed technology (48 month useful life)	22,303

		36,601

Total assets acquired		103,193
Current liabilities		6,746
Acquisition reserve		7,322
Revenue deferred from ongoing contractual obligations at fair value		10,577
Deferred tax liability – long-term		2,663

Fair value of assets and liabilities assumed and accrued, net		$75,885

We accrued approximately $7.3 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, severance costs and other related costs, of which $130,000 remains as an accrual as of June 30, 2007.

The following table presents our consolidated results of operations on an unaudited pro forma basis as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total revenues	$52,941	$109,433
Net loss	$(1,346)	$(7,367)
Basic and diluted loss per share	$(0.02)	$(0.12)

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

The following table presents our consolidated results of operations on an unaudited pro forma basis as if the acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

Six Months Ended June 30, 2006
Total revenues	$83,140
Net income	$7,337
Basic earnings per share	$0.11
Diluted earnings per share	$0.09

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

6. Debt

Debt consisted of the following at the dates indicated (in thousands):

	As of June 30, 2007	As of December 31, 2006
Secured term loan, due August 31, 2013	$66,000	$88,000
Deferred financing fees, amortized through August 31, 2013	(2,725)	(2,977)

Total debt, net of fees	$63,275	$85,023

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 4 above. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000, which began in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) +3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of June 30, 2007 was 8.61%. Including amortization of deferred financing fees, we incurred $1.8 million and $3.9 million of interest expense in the three and six months ended June 30, 2007, respectively and none in the same periods of 2006.

The obligations under the senior secured credit facility are guaranteed by us and are secured by a perfected security interest in substantially all of our assets. Financing fees of $3.1 million incurred in connection with the credit facility were deferred and are included as a reduction to our long-term debt. These fees are being amortized to interest expense over the term of the term loan using the effective interest rate method.

6. Debt (continued)

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of June 30, 2007.

Derivative Instrument

On September 29, 2006, we entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreases $10.0 million each quarter which started March 30, 2007. As of June 30, 2007, the notional amount of the agreement is $40.0 million, or approximately 67% of the aggregate term loan balance. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our consolidated balance sheet. The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive loss. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement is $4,000 on our Condensed Consolidated Balance Sheet as of June 30, 2007.

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

We incurred a beneficial conversion charge of $12.6 million, which was recorded as a reduction in earnings attributable to common shareholders in the first quarter 2006, upon the issuance of the preferred stock since the effective conversion price, after adjusting for the value of the warrants, was less than market price on date of issuance on January 12, 2006. However, in August 2005 when the terms of the preferred stock issuance to Warburg Pincus in the Securities Purchase Agreement were negotiated, the average market price of the common stock was, in fact, less than the conversion price.

8. Comprehensive (Loss)/Income

During the three months ended June 30, 2007, total comprehensive loss amounted to $10.9 million compared to total comprehensive income of $5.9 million for the same period in 2006. During the six months ended June 30, 2007, total comprehensive loss amounted to $19.9 million compared to total comprehensive income of $6.4 million for the same period in 2006. The components of our comprehensive (loss)/income are net (loss)/income, foreign currency translation adjustments, unrealized loss on investments, and the change in the fair market value of the unrealized gain on our interest rate hedge. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive (loss)/income.

9. Net (Loss)/Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net (loss)/income per share is computed by dividing net (loss)/income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss)/income per share is computed by dividing net (loss)/income by the combination of dilutive common share equivalents, which consist of stock options, warrants, and preferred stock as if-converted to common stock and the weighted average number of common shares outstanding. Potential common shares of 6.3 million in the three months ended June 30, 2006 related to our outstanding stock options, were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. All potential common share equivalents for the three months ended June 30, 2007 and the six months ended June 30, 2007 and June 30, 2006 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

The following table represents the calculation of basic and diluted net (loss)/income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss)/income applicable to common shareholders	$(11,872)	$5,722	$(23,361)	$(7,037)

Shares used in computing basic net (loss)/income per share	65,756	54,108	65,518	52,915
Effect of outstanding dilutive stock options	—	1,575	—	—
Effect of preferred stock as-if converted	—	5,311	—	—

Shares used in computing diluted net (loss)/income per share	65,756	60,994	65,518	52,915
Basic net (loss)/income per share applicable to common shareholders	$(0.18)	$0.11	$(0.36)	$(0.13)

Diluted net (loss)/income per share	$(0.18)	$0.11	$(0.36)	$(0.13)

10. Contingencies

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 ("'780 Patent") and U.S. Patent No. 7,058,822 ("'822 Patent") based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the '780 Patent, or the '822 Patent. The answer and counterclaims to Finjan's amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery is proceeding.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing Corporation and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. Rosenbaum Capital was appointed Lead Plaintiff in the action. It filed an amended complaint on July 2, 2007. The amended complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The amended complaint seeks unspecified monetary damages. We intend to file a motion to dismiss the amended complaint in mid-August, and anticipate that the motion will be heard in late 2007. More generally, we deny any wrongdoing and intend to defend the claims vigoriously.

10. Contingencies (continued)

On May 4, 2007, Secure Computing filed a complaint in the United States District Court for the district of Minnesota against Finjan Software Ltd. and Finjan Software, Inc. In its complaint, Secure Computing asserts that Finjan’s load-balancing security solutions, including but not limited to Finjan’s Vital Security Load Balancer NG-5300, infringe U.S. Patent No. 7,171,681. On May 24, 2007 Secure Computing filed an amended complaint adding additional claims that Finjan is in violation of §43(a) of the Lanham Act, the Minnesota Deceptive Trade Practices Act, and Minnesota’s common law, for unfair competition and false advertising. The complaint seeks, among other things, unspecified monetary damages arising from Finjan’s unauthorized use of Secure Computing’s patented technology and for Finjan’s continued and willful false and/or misleading statements in advertising.

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

11. Income Taxes

During the three months ended June 30, 2007, we recorded income tax expense of $2.6 million. The $2.6 million income tax expense consists of $1.7 million of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $724,000 for various other foreign income taxes, and $214,000 for United States Federal and State regular income tax expense. This is compared with an income tax benefit of $8.0 million in the same period of 2006. Of this $8.0 million income tax benefit, a non-cash benefit of $7.3 million was related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we had determined it to be more likely than not that a portion of our existing deferred tax assets would be realized; the remainder of the income tax benefit was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, state and foreign income tax.

During the six months ended June 30, 2007, we recorded income tax expense of $3.0 million. The $3.0 million income tax expense consists of $1.7 million of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $977,000 for various other foreign income taxes, and $214,000 for United States Federal and State regular income tax expense. This is compared with an income tax benefit of $7.4 million in the same period of 2006. Of this $7.4 million income tax benefit, a non-cash benefit of $7.3 million was related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we had determined it to be more likely than not that a portion of our existing deferred tax assets would be realized; the remainder of the income tax benefit was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, state and foreign income tax.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have a net deferred tax liability recorded in our consolidated balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that the deferred tax assets, above the amount of non-current deferred tax liabilities netted with the deferred tax assets, are not more likely than not to be realized and as such a full valuation allowance has been placed on this remaining amount.

12. Related Party Transaction

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

13. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to

13. Segment Information (continued)

resellers and end-users within their defined territories. International sales accounted for 35% and 44% of total revenue for the three months ended June 30, 2007 and 2006, respectively and 36% and 45% for the six months ended June 30, 2007 and 2006, respectively. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Domestic	$37,646	$21,698	$71,583	$44,711
International	20,002	17,048	39,837	36,652

	$57,648	$38,746	$111,420	$81,363

14. Share-Based Compensation

Description of Plans

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 8.5 million shares authorized under the 2002 Plan at June 30, 2007. All options granted under the 2002 Plan through June 30, 2007 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers and non-employee directors. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. The 2002 Plan and its predecessor plans are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

The N2H2 Stock Option Plans, the CyberGuard Stock Option Plans, and the Secure Computing 2000 Stock Plan (formerly the CipherTrust 2000 Stock Option Plan) which were assumed in connection with our acquisitions, are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

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

Share-Based Compensation Expense

A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for stock options, restricted stock awards and shares purchased under our ESPP for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of product revenues	$108	$82	$211	$153
Cost of service revenues	208	144	393	269
Selling and marketing	2,461	801	4,417	1,470
Research and development	1,013	498	1,935	919
General and administrative	542	484	1,101	872

Increase of loss/decrease of income before taxes	$4,332	$2,009	$8,057	$3,683

Effect on basic loss/earnings per share	$0.07	$0.04	$0.12	$0.07
Effect on diluted loss/earnings per share	$0.07	$0.03	$0.12	$0.07

14. Share-Based Compensation (continued)

As of June 30, 2007, there was $36.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.9 years.

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

We continue to execute on our strategy to significantly increase our presence in the industry and to define and become the leader in the enterprise gateway security market. We believe that our acquisitions of CyberGuard and CipherTrust in 2006 have laid a strong foundation for our future success. During the first quarter of 2007 we completed the development that merged the acquired CyberGuard Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2® Security Appliance resulting in our next generation Network Gateway Security appliance; Sidewinder 7.0. During the second quarter of 2007 we expanded our reseller channel through a new channel partner program that rewards partners that register and secure sales opportunities in strategic target market segments. In addition, we integrated our CipherTrust acquired TrustedSource technology into our CyberGuard acquired SnapGear® firewall/VPN appliance for small and medium-sized businesses (SMB) and remote offices resulting in an industry leading, next generation, SMB Network Security Appliance. We also released a newly enhanced version of our award-winning web filtering solution, SmartFilter® 4.2 with acquired TrustedSource technology which marks our fourth product integration with TrustedSource, our global reputation system.

Our Gateway Security revenue represented 87% of total revenue for the three months ended June 30, 2007, a 51% or $17.0 million increase over the same period of 2006. The increase was driven by the acquired CipherTrust products which contributed $11.6 million to the quarter, and sustained demand for Gateway Security Solutions. This increase was slightly offset by a $1.2 million decline in sales of our Bess® and Sentian™ product lines which were discontinued in 2006. Our Identity and Access Management revenue represented 13% of total revenue for the three months ended June 30, 2007, a 34% or $1.9 million increase over the same period of 2006. This increase was primarily driven by sustained demand for high assurance solutions.

Our Gateway Security revenue represented 85% of total revenue for the six months ended June 30, 2007, a 40% or $27.1 million increase over the same period of 2006. The increase was driven by the acquired CipherTrust products which contributed $20.7 million year-to-date, and sustained demand for Gateway Security Solutions. This increase was slightly offset by a $2.3 million decline in sales of our Bess and Sentian product lines which were discontinued in 2006. Our Identity and Access Management revenue represented 15% of total revenue for the six months ended June 30, 2007, a 21% or $2.9 million increase over the same period of 2006. This increase was primarily driven by sustained demand for high assurance solutions.

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

International sales accounted for 35% and 36% of total revenue during the three months and six months ended June 30, 2007, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

We incurred a net loss of $10.9 million in the three months ended June 30, 2007 compared to net income of $6.7 million in the same period in 2006. For the six months ended June 30, 2007, we incurred a net loss of $21.5 million, compared to net income of $7.3 million for the same period in 2006. The net loss is a result of the acquired and assumed CipherTrust expenses which currently run higher than the corresponding gross profit generated by the acquired CipherTrust product line, along with additional share based compensation and amortization of acquired intangible assets due to the acquisition. Until we are able to establish vendor specific objective evidence (VSOE) on the sales of our Messaging Gateway product line and our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward. For further explanation of VSOE and our revenue recognition policy please refer to the “Critical Accounting Policies and Estimates” section below.

As of June 30, 2007, we had $9.3 million in cash, cash equivalents and restricted cash with no outstanding borrowings on our revolving credit facility. We generated $24.7 million in cash from operations for the six months ended June 30, 2007 of which $22.0 million was used to pay down our outstanding term loan balance. As of June 30, 2007, the outstanding term loan balance, net of deferred financing fees, was $63.3 million and we were in compliance with all debt covenants. We expect to continue to generate cash during 2007 as we expect billings to grow at a faster rate than operating expenses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the statements of operations of our company expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Products	53%	63%	55%	66%
Services	32	37	32	34
Other (See Note)	15	—	13	—

Total revenues	100	100	100	100

Cost of revenues:
Products	16	16	17	18
Services	8	7	7	6
Other (See Note)	2	—	2	—
Amortization of purchased intangibles	4	3	4	3

Total cost of revenues	30	26	30	27

Gross profit	70	74	70	73

Operating expenses:
Selling and marketing	52	46	52	41
Research and development	19	20	19	18
General and administrative	6	7	7	7
Amortization of purchased intangibles	5	8	5	6
Litigation settlement	—	—	—	3

Total operating expenses	82	81	83	75

Operating loss	(12)	(7)	(13)	(2)
Other (expense)/income	(3)	4	(4)	2

Loss before taxes	(15)	(3)	(17)	—
Income tax (expense)/benefit	(5)	20	(3)	9

Net (loss)/income	(20)	17	(20)	9
Preferred stock accretion	(1)	(2)	(1)	(2)
Charge from beneficial conversion of preferred stock	—	—	—	(16)

Net (loss)/income applicable to common shareholders	(21)%	15%	(21)%	(9)%

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Three Months Ended June 30, 2007 and 2006.

Revenues. Our total revenues increased 49% to $57.6 million for the three months ended June 30, 2007 up from $38.7 million in the same period of 2006. Our products revenues increased 25% to $30.7 million for the three months ended June 30, 2007 up from $24.5 million in the same period of 2006. Our services revenues increased 30% to $18.5 million for the three months ended June 30, 2007 up from $14.2 million in the same period of 2006. In addition, $8.4 million or 15% of total revenue was attributable to multiple element sales that lacked VSOE in the prior periods and became recognizable in the three months ended June 30, 2007. This revenue is primarily from our Messaging Gateway product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the service period. The total revenue growth was driven by a 51% or $17.0 million increase in the Gateway Security solutions revenue which represented 87% of total revenue, was driven by sustained demand, and included $11.6 million from acquired CipherTrust products, and a 34% or $1.9 million increase in the Identity and Access Management revenue which represented 13% of total revenue.

Cost of Revenues and Gross Profit. Total cost of revenues increased 73% to $17.1 million in the three months ended June 30, 2007, up from $9.9 million in the same period of 2006. This increase is the direct result of the increase in total revenues and the amortization of acquired developed technology related to the CipherTrust acquisition. Gross profit as a percentage of revenue was 70% for the quarter compared to 74% in the same period of 2006. In the three months ended June 30, 2007, gross profit for products decreased to 71% for the quarter compared to 75% in the same period of 2006, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products. Gross profit for services decreased to 75% for the three months ended June 30, 2007 compared to 82% in the same period of 2006 primarily due to an increase in customer support headcount and related costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and amortization of purchased intangible assets. Total operating expenses increased 50% to $47.2 million for the three months ended June 30, 2007 up from $31.5 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs and share-based compensation expense as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 82% for the quarter compared to 81% in the same period of 2006.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 66% to $29.6 million in the three months ended June 30, 2007 up from $17.8 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount. To a lesser extent selling and marketing expense increased as a result of inflationary increases in payroll and related costs, share-based compensation costs, and increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 52% for the quarter compared to 46% in the same period of 2006. This increase was primarily driven by the increase in share-based compensation costs and an increase in headcount noted above.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 42% to $11.1 million in the three months ended June 30, 2007 up from $7.8 million in the same period of 2006. This increase was primarily driven by increased headcount and related costs as a result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the three months ended June 30, 2007 compared to 20% in the same period of 2006.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 28% to $3.7 million in the three months ended June 30, 2007 up from $2.9 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs and an increase in legal fees associated with defending the two complaints described in Note 10 of the Notes to the Condensed Consolidated Financial Statements. As a percentage of revenue, general and administrative expenses were 6% for the three months ended June 30, 2007 compared to 7% in the same period of 2006.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, respectively. Amortization of these acquired tradenames and customer lists was $2.8 million in the three months ended June 30, 2007 compared to $3.0 million, in the same period of 2006. This decrease was a result of certain Cyberguard intangibles being fully amortized during 2007.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under SFAS No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2007	2006
Cost of product revenues	$108	$82
Cost of service revenues	208	144
Selling and marketing	2,461	801
Research and development	1,013	498
General and administrative	542	484

Total share-based compensation expense	$4,332	$2,009

The increase in share-based compensation expense is due to increased headcount and the addition of management level employees in selling and marketing and research and development. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years.

Other (Expense)/Income. Other expense was $1.7 million in the three months ended June 30, 2007, compared to other income of $1.4 million in the same period of 2006. The decrease is primarily a result of interest expense incurred for debt assumed for the CipherTrust acquisition and a decrease in interest income on a lower average cash balance.

Income Taxes. During the three months ended June 30, 2007, we recorded income tax expense of $2.6 million consisting of $214,000 for United States Federal and State regular income tax expense, $724,000 for various other foreign income taxes, and $1.7 million of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill. This is compared with an income tax benefit of $8.0 million in the same period of 2006. Of this $8.0 million income tax benefit, a non-cash benefit of $7.3 million was related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we had determined it to be more likely than not that a portion of our existing deferred tax assets would be realized; the remainder of the income tax benefit was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, state and foreign income tax.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have a net deferred tax liability recorded in our consolidated balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that the deferred tax assets, above the amount of non-current deferred tax liabilities netted with the deferred tax assets, are not more likely than not to be realized and as such a full valuation allowance has been placed on this remaining amount.

As a matter of course, we are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service has completed the field examination of CipherTrust’s Federal income tax returns for 2003 and 2005 during the second quarter of 2007. The findings did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Comparison of Six Months Ended June 30, 2007 and 2006.

Revenues. Our total revenues increased 37% to $111.4 million for the six months ended June 30, 2007 up from $81.4 million in the same period of 2006. Our products revenues increased 13% to $60.9 million for the six months ended June 30, 2007 up from $53.7 million in the same period of 2006. Our services revenues increased 30% to $35.9 million for the six months ended June 30, 2007 up from $27.7 million in the same period of 2006. In addition, $14.6 million or 13% of total revenue was attributable to multiple element sales that lacked VSOE in the prior periods and became recognizable in the six months ended June 30, 2007. This revenue is primarily from our Messaging Gateway product line revenues. Because we are unable to establish VSOE of fair value on undelivered elements, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the service period. The total revenue growth was driven by a 40% or $27.1 million increase in the Gateway Security solutions revenue which represented 85% of total revenue, was driven by sustained demand, and included $20.7 million from acquired CipherTrust products, and a 21% or $2.9 million increase in the Identity and Access Management revenue which represented 15% of total revenue.

Cost of Revenues and Gross Profit. Total cost of revenues increased 52% to $33.2 million in the six months ended June 30, 2007, up from $21.9 million in the same period of 2006. This increase is the direct result of the increase in total revenues and the amortization of acquired developed technology related to the CipherTrust acquisition. Gross profit as a percentage of revenue was 70% for the six months compared to 73% in the same period of 2006. In the six months ended June 30, 2007, gross profit for products decreased to 70% compared 72% in the same period of 2006, primarily due to increased sales volume on products containing a hardware component, which have a lower gross profit than our software products. Gross profit for services decreased to 77% for the six months ended June 30, 2007 compared to 82% in the same period of 2006 primarily due to an increase in customer support headcount and related costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and amortization of purchased intangible assets, along with a non-recurring litigation settlement cost in 2006. Total operating expenses increased 51% to $92.8 million for the six months ended June 30, 2007 up from $61.4 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs, share-based compensation and intangible amortization expense as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 83% for the six months ended June 30, 2007 compared to 75% in the same period of 2006. This increase was primarily driven by the increase in amortization of intangibles and share-based compensation costs as a result of the CipherTrust acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 73% to $58.1 million in the six months ended June 30, 2007 up from $33.6 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount. To a lesser extent selling and marketing expense increased as a result of inflationary increases in payroll and related costs, share-based compensation costs, and increases in allocated corporate costs. As a percentage of revenue, selling and marketing expense was 52% for the six months compared to 41% in the same period of 2006. This increase was primarily driven by the increase in share-based compensation costs and an increase in headcount noted above.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 48% to $21.7 million in the six months ended June 30, 2007 up from $14.7 million in the same period of 2006. This increase was primarily driven by increased headcount and related costs as a result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the six months ended June 30, 2007 compared to 18% in the same period of 2006.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 25% to $7.4 million in the six months ended June 30, 2007 up from $5.9 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs as a result of the CipherTrust acquisition and an increase in legal fees associated with defending the two complaints described in Note 10 of the Notes to the Condensed Consolidated Financial Statements. As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2007 remained consistent at 7% compared to the same period of 2006.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, respectively. Amortization of these acquired tradenames and customer lists was $5.6 million in the six months ended June 30, 2007 compared to $4.7 million, in the same period of 2006. This increase was a result of the additional intangibles acquired in the CipherTrust acquisition.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under SFAS No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2007	2006
Cost of product revenues	$211	$153
Cost of service revenues	393	269
Selling and marketing	4,417	1,470
Research and development	1,935	919
General and administrative	1,101	872

Total share-based compensation expense	$8,057	$3,683

The increase in share-based compensation expense is due to increased headcount and the addition of management level employees in selling and marketing and research and development. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years.

Litigation Settlement. The litigation settlement expense of $2.5 million in the six months ended June 30, 2006 pertained to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represented a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

Other (Expense)/Income. Other expense was $4.0 million in the six months ended June 30, 2007, compared to other income of $1.9 million in the same period of 2006. The decrease is primarily a result of interest expense incurred for debt assumed for the CipherTrust acquisition and a decrease in interest income on a lower average cash balance.

Income Taxes. During the six months ended June 30, 2007, we recorded income tax expense of $3.0 million. The $3.0 million of income tax expense in the six months ended June 30, 2007 consists of $214,000 for United States Federal and State regular income tax expense, $977,000 for various other foreign income taxes, and $1.7 million of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill. This is compared with $7.4 million of income tax benefit recorded during the six months ended June 30, 2006 which consisted of $7.3 million non-cash tax benefit related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we had determined it to be more likely than not that a portion of our existing deferred tax assets would be realized; the remainder of the income tax benefit was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, state and foreign income tax.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have a net deferred tax liability recorded in our consolidated balance sheet that consists primarily of indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that the deferred tax assets, above the amount of non-current deferred tax liabilities netted with the deferred tax assets, are not more likely than not to be realized and as such a full valuation allowance has been placed on this remaining amount.

As a matter of course, we are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service has completed the field examination of CipherTrust’s Federal income tax returns for 2003 and 2005 during the second quarter of 2007. The findings did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $515,000 from $8.2 million at December 31, 2006 to $8.8 million at June 30, 2007. We generated $24.7 million from operating activities and $3.8 million from the exercise of stock options and the sale of common stock through our ESPP, which we used to make $22.0 million in principal payments on our term debt and $6.1 million in capital purchases.

Net cash provided by operating activities of $24.7 million for the six months ended June 30, 2007 was comprised primarily of $23.5 million in non-cash related expenses, $20.2 million increase in deferred revenue and an $8.8 million decrease in accounts receivable, offset by a net loss of $21.5 million, a $2.1 million decrease in accrued payroll, a $2.0 increase in other current assets, a $919,000 decrease in accounts payable, a $595,000 decrease in accrued acquisition reserves, and a $489,000 increase in inventory. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $7.6 million during the six months ended June 30, 2007 consisted mainly of $6.1 million for capital additions, which were primarily for computer equipment and technology upgrades and $669,000 in capitalized software.

Net cash used for financing activities of $18.2 million for the six months ended June 30, 2007 consisted primarily of principal payments made on our term debt of $22.0 million offset by $3.8 million in proceeds related to the exercise of stock options and the sale of common stock through our ESPP.

We anticipate using available cash to fund growth in operations, invest in capital equipment, acquire businesses, license technology or products related to our current line of business, and make additional payments on our term debt. We expect to spend another $6.0 million during the remainder of 2007 on capital expenditures, mainly for computer equipment, technology upgrades and leasehold improvements.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary. At June 30, 2007 we have no outstanding borrowings on this credit facility.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of June 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Revenue Recognition” and “Income Taxes” below, we believe that during the six months ended June 30, 2007 there were no significant changes to those critical policies and estimates.

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

We sell our products either directly to an end-user, or indirectly through our channel of resellers and distributors (our channel partners). When selling through our channel we require our channel partners to provide evidence of end-user sell-through. If we are unable to obtain end-user sell-through evidence at the time we fulfill the order from a channel partner, we do not recognize revenue until the channel partner supplies end-user sell-through information, the product has been shipped, and all other criteria of SOP 97-2 have been met, with the exception of sales to our distributors who stock our SnapGear product line. We recognize revenue, net of estimated returns, upon shipment of our SnapGear product line as we have sufficient return history to establish a reserve and we are not able to receive end-user sell-through evidence due to the high-volume sales of this low-price point product.

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

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2003 through 2006 remain open under the statue of limitations. However, due to net operating loss carryforwards (NOL) from prior periods, the IRS could potentially review the losses related to NOL-generating years back to 1989. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 1999.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of June 30, 2007, we had $66.0 million of outstanding indebtedness. Of this indebtedness, approximately $26.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates. Based on the average outstanding debt for fiscal 2006, a 100 basis point change in interest rates would change interest expense by approximately $300,000 in fiscal 2007.

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

Based on this assessment, management identified, as of December 31, 2006, a material weakness that existed in the company’s internal control over financial reporting related to the accounting for income taxes. There were ineffective controls relating to the review of our year-end tax provision, including review of the tax technical accounting items where our outside tax consultants typically provide input. This control deficiency resulted in a material misstatement of various income tax balances that was not prevented or detected by management. As a result, material errors in accounting for income taxes occurred, which were corrected prior to the issuance of the annual financial statements. Accordingly management has determined this control deficiency constitutes a material weakness.

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

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2007 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, we ensured that the appropriate levels of review by management and the involvement of outside tax consultants was in place and occurred in a timely manner.

Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve the material weakness over financial reporting related to the accounting for income taxes. We expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including with regard to the remediation of this material weakness, as of December 31, 2007. During the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 ("'780 Patent") and U.S. Patent No. 7,058,822 ("'822 Patent") based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the '780 Patent, or the '822 Patent. The answer and counterclaims to Finjan's amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery is proceeding.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing Corporation and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. Rosenbaum Capital was appointed Lead Plaintiff in the action. It filed an amended complaint on July 2, 2007. The amended complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The amended complaint seeks unspecified monetary damages. We intend to file a motion to dismiss the amended complaint in mid-August, and anticipate that the motion will be heard late in 2007. More generally, we deny any wrongdoing and intend to defend the claims vigorously.

On May 4, 2007, Secure Computing filed a complaint in the United States District Court for the district of Minnesota against Finjan Software Ltd. and Finjan Software, Inc. In its complaint, Secure Computing asserts that Finjan’s load-balancing security solutions, including but not limited to Finjan’s Vital Security Load Balancer NG-5300, infringe U.S. Patent No. 7,171,681. On May 24, 2007 Secure Computing filed an amended complaint adding additional claims that Finjan is in violation of §43(a) of the Lanham Act, the Minnesota Deceptive Trade Practices Act, and Minnesota’s common law, for unfair competition and false advertising. The complaint seeks, among other things, unspecified monetary damages arising from Finjan’s unauthorized use of Secure Computing’s patented technology and for Finjan’s continued and willful false and/or misleading statements in advertising.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted on at our Annual Meeting of Stockholders held on May 10, 2007:

a) The following directors were elected:

	Number of Common Shares Voted
Directors	For	Withheld
Stephen M. Puricelli	55,936,039	3,407,227
Richard Scott	58,087,856	1,255,410

These directors were elected to a three year term commencing upon their election. Directors: John McNulty, Jay Chaudhry, Robert J. Frankenberg, James F. Jordan, Eric P. Rundquist, Alexander Zakupowsky, Jr., and Cary J. Davis continue in office until expiration of their respective roles.

b) The following amendment to the 2002 Stock Incentive Plan was approved:

	Number of Common Shares Voted
2002 Stock Incentive Plan	For	Against	Abstain
Amendment to the 2002 Stock Incentive Plan to increase the number of shares available for issuance by 2,000,000	33,981,676	16,551,971	209,361

c) The following amendment to the 2000 CipherTrust Stock Plan was approved:

	Number of Common Shares Voted
2002 Stock Incentive Plan	For	Against	Abstain
Amendment to the 2000 CipherTrust Stock Plan to comply with the stockholder approval requirements of NASDAQ Global Market	34,781,820	15,677,679	283,510

d) The following proposal was approved:

	Number of Common Shares Voted
Independent Auditors	For	Against	Abstain
Ratification of Ernst & Young LLP as independent accountants for the year ended December 31, 2007	63,615,558	752,952	204,457

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.3	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.4	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

2.5	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.6	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

Exhibit	Description
3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

4.5	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.7	CipherTrust, Inc. 2000 Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006.

10.9	Employment Agreement with Jay Chaudhry is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.10	Employment Agreement with Atri Chatterjee is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.11	Employment Agreement with Paul Judge is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

Exhibit	Description
10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

10.14	Form of Restricted Stock Award Agreement-Secure Computing Corporation 2002 Stock Incentive Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: August 3, 2007	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)