Form 10-Q
period 2007-09-30
SECURE COMPUTING CORP
filed 2007-11-06
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 66,859,156 issued and outstanding as of October 31, 2007.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2007 (Unaudited)	December 31, 2006 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$10,170	$8,249
Restricted cash	496	457
Accounts receivable, net	60,029	63,636
Inventory, net	5,369	4,078
Other current assets	15,943	13,948

Total current assets	92,007	90,368
Property and equipment, net	17,751	14,300
Goodwill	530,744	533,659
Intangibles, net	65,672	78,388
Other assets	9,619	7,413

Total assets	$715,793	$724,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,295	$12,442
Accrued payroll	10,593	12,035
Accrued expenses	8,415	6,365
Acquisition reserves	1,207	1,418
Deferred revenue	94,461	86,612

Total current liabilities	126,971	118,872
Acquisition reserves, net of current portion	1,019	1,591
Deferred revenue, net of current portion	59,289	35,671
Deferred tax liability	10,082	7,672
Debt, net of fees	53,371	85,023
Other liabilities	95	—

Total liabilities	250,827	248,829
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at September 30, 2007 and December 31, 2006	68,339	65,558
Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 66,783,090 at September 30, 2007 and 65,008,509 at December 31, 2006	669	651
Additional paid-in capital	558,303	538,616
Accumulated deficit	(161,605)	(127,249)
Accumulated other comprehensive loss	(740)	(2,277)

Total stockholders’ equity	396,627	409,741

Total liabilities and stockholders’ equity	$715,793	$724,128

NOTE:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Products	$31,006	$27,884	$91,899	$81,586
Services	18,992	15,625	54,901	43,286
Other (See Note)	10,020	239	24,638	239

Total revenues	60,018	43,748	171,438	125,111

Cost of revenues:
Products	9,570	7,658	28,127	22,534
Services	4,020	2,989	12,151	7,993
Other (See Note)	1,446	89	3,934	89
Amortization of purchased intangibles	1,924	1,049	5,905	3,025

Total cost of revenues	16,960	11,785	50,117	33,641

Gross profit	43,058	31,963	121,321	91,470

Operating expenses:
Selling and marketing	29,692	23,703	87,794	57,328
Research and development	11,207	8,828	32,932	23,554
General and administrative	4,310	3,469	11,702	9,386
Amortization of purchased intangibles	2,712	2,310	8,265	6,990
Litigation settlement	—	—	—	2,500

Total operating expenses	47,921	38,310	140,693	99,758

Operating loss	(4,863)	(6,347)	(19,372)	(8,288)
Other (expense)/income	(1,576)	501	(5,593)	2,402

Loss before taxes	(6,439)	(5,846)	(24,965)	(5,886)
Income tax (expense)/benefit	(3,613)	(1,445)	(6,610)	5,911

Net (loss)/income	(10,052)	(7,291)	(31,575)	25
Preferred stock accretion	(943)	(903)	(2,781)	(2,653)
Charge from beneficial conversion of preferred stock	—	—	—	(12,603)

Net loss applicable to common shareholders	$(10,995)	$(8,194)	$(34,356)	$(15,231)

Basic and diluted loss per share	$(0.17)	$(0.14)	$(0.52)	$(0.28)
Weighted average shares outstanding—basic and diluted	66,268	57,378	65,772	54,417

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and therefore are unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

See accompanying notes to the condensed consolidated financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net (loss)/income	$(31,575)	$25
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	5,327	2,970
Amortization of intangible assets	14,768	10,331
Loss on disposals of property and equipment and intangible assets	160	995
Amortization of debt fees	348	37
Deferred income taxes	3,701	(6,093)
Share-based compensation	12,361	7,019
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	4,007	(1,149)
Inventories	(1,291)	(324)
Other current assets	(2,103)	1,032
Accounts payable	272	6,516
Accrued payroll	(1,440)	1,771
Accrued expenses	2,281	(3,504)
Acquisition reserves	(867)	(10,371)
Deferred revenue	31,487	16,753

Net cash provided by operating activities	37,436	26,008

Investing activities
Purchase of property and equipment, net	(8,896)	(8,368)
(Increase)/decrease in intangibles and other assets	(3,400)	734
(Purchases)/sales of investments, net	(8)	31,041
Cash paid for business acquisitions, net of cash acquired	—	(256,747)

Net cash used for investing activities	(12,304)	(233,340)

Financing activities
Repayments of term debt	(32,000)	—
Proceeds from term debt, net of fees	—	86,868
Proceeds from issuance of common stock	7,344	7,317
Proceeds from revolving debt	—	2,000
Proceeds from issuance of preferred stock and warrant, net of fees	—	69,945

Net cash (used for)/provided by financing activities	(24,656)	166,130

Effect of exchange rates	1,445	(927)

Net increase/(decrease) in cash and cash equivalents	1,921	(42,129)
Cash and cash equivalents, beginning of period	8,249	50,039

Cash and cash equivalents, end of period	$10,170	$7,910

Supplemental Cash Flow Disclosure
Interest paid	$5,011	—
Release of deferred tax asset valuation allowance as a reduction to goodwill	$1,367	$9,520
Common stock issued for purchase of CyberGuard Corporation	—	$188,476
Common stock issued for purchase of CipherTrust, Inc.	—	$68,100

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits or in the related impact to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statue of limitations. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2000.

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

4. Acquisition of CipherTrust (continued)

The aggregate purchase price was $270.1 million consisting of $188.1 million in cash, the issuance of 10.0 million shares of common stock valued at $68.1 million, the conversion of outstanding CipherTrust stock options into options to purchase 2.5 million shares of our common stock with a fair value of $7.8 million, and direct costs of the acquisition of $6.1 million. The value of the common shares issued was determined based on the average market price of our common shares over the period including two days before and two days after the date that the terms of the acquisition were agreed to and announced. We financed $90.0 million of the CipherTrust acquisition through debt financing obtained from a syndicate of banks led by Citigroup and UBS Investment Bank. See Note 6 for details on the debt financing. As part of the terms of the acquisition, we may issue a $10.0 million note to former CipherTrust shareholders that is subject to the attainment of certain performance conditions to be met by September 30, 2007. We are currently evaluating the results of the performance conditions and any contingent consideration earned will be recorded as goodwill.

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

		As of August 31, 2006
Cash paid, net of cash acquired		$(187,647)
Current assets		11,676
Property and equipment		1,429
Other long-term and indefinite lived assets		8,153
Goodwill		232,674
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	14,298
Developed technology (48 month useful life)	22,303

		36,601

Total assets acquired		102,886
Current liabilities		6,306
Acquisition reserve		7,345
Revenue deferred from ongoing contractual obligations at fair value		10,687
Deferred tax liability – long-term		2,663

Fair value of assets and liabilities assumed and accrued, net		$75,885

We accrued approximately $7.3 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, severance costs and other related costs, of which $118,000 remains as an accrual as of September 30, 2007.

The following table presents our consolidated results of operations on an unaudited pro forma basis as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total revenues	$50,728	$160,161
Net loss applicable to common shareholders	$(13,081)	$(29,790)
Basic and diluted loss per share	$(0.20)	$(0.47)

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

The following table presents our consolidated results of operations on an unaudited pro forma basis as if the acquisition had taken place at the beginning of the period presented (in thousands, except per share amounts):

Nine Months Ended September 30, 2006
Total revenues	$126,888
Net income	$46
Net loss applicable to common shareholders	$(2,607)
Basic and diluted loss per share	$(0.05)

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

6. Debt

Debt consisted of the following at the dates indicated (in thousands):

	As of September 30, 2007	As of December 31, 2006
Secured term loan, due August 31, 2013	$56,000	$88,000
Deferred financing fees, amortized through August 31, 2013	(2,629)	(2,977)

Total debt, net of fees	$53,371	$85,023

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 4 above. The term loan matures on August 31, 2013 and is payable in 27 scheduled quarterly installments of $225,000, which began in December 2006 with a final payment of $83.9 million due at maturity. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) +3.25%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of September 30, 2007 was 8.36%. Including amortization of deferred financing fees, we incurred $1.6 million and $5.5 million of interest expense in the three and nine months ended September 30, 2007, respectively and none in the same periods of 2006.

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

6. Debt (continued)

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of September 30, 2007.

Derivative Instrument

On September 29, 2006, we entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreases $10.0 million each quarter which began March 30, 2007. As of September 30, 2007, the notional amount of the agreement is $30.0 million, or approximately 54% of the aggregate term loan balance. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our Condensed Consolidated Balance Sheet. The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive loss. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement is $1,000 on our Condensed Consolidated Balance Sheet as of September 30, 2007.

7. Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 shares of Series A preferred stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock that vested on that date and an election of a member to our Board of Directors. Based on a quoted market price, as of January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in note 5 above.

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

8. Comprehensive Loss

During the three months ended September 30, 2007, total comprehensive loss amounted to $10.1 million compared to $7.3 million for the same period in 2006. During the nine months ended September 30, 2007, total comprehensive loss amounted to $30.0 million compared to $868,000 for the same period in 2006. The components of our comprehensive loss are net (loss)/income, foreign currency translation adjustments, and the change in the fair market value of our investments and interest rate hedge. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive loss.

9. Contingencies

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery continues with an estimated trial date in March, 2008.

On May 4, 2007, Secure Computing filed a complaint in the United States District Court for the district of Minnesota against Finjan Software Ltd. and Finjan Software, Inc. In its complaint, Secure Computing asserts that Finjan’s load-balancing security solutions, including but not limited to Finjan’s Vital Security Load Balancer NG-5300, infringe U.S. Patent No. 7,171,681. On May 24, 2007 Secure Computing filed an amended complaint adding additional claims that Finjan is in violation of §43(a) of the Lanham Act, the Minnesota Deceptive Trade Practices Act, and Minnesota’s common law, for unfair competition and false advertising. The complaint seeks, among other things, unspecified monetary damages arising from Finjan’s unauthorized use of Secure Computing’s patented technology and for Finjan’s continued and willful false and/or misleading statements in advertising. The matter has been transferred to the United States District Court for the district of Delaware.

On January 19, 2007, Rosenbaum Capital, LLC. filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. The matter is pending.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. Related to this allegation, the complaint also alleges claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The matter is pending. We intend to vigorously defend all claims against us.

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

10. Income Taxes

During the three months ended September 30, 2007, we recorded income tax expense of $3.6 million. The $3.6 million income tax expense consists of $2.4 million of non-cash U.S. tax expense associated with the need to provide additional tax expense for valuation allowance on net operating losses. $875,000 tax expense for various foreign income taxes and $338,000 for United States Federal and State regular income tax expense. This is compared with an income tax expense of $1.4 million in the same period of 2006. The $1.4 million of income tax expense was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, and state and foreign income taxes.

10. Income Taxes (continued)

During the nine months ended September 30, 2007, we recorded income tax expense of $6.6 million. The $6.6 million income tax expense consists of $2.4 million of non-cash U.S. tax expense associated with the need to provide additional tax expense for valuation allowance on net operating losses, $2.4 million tax expense for various foreign taxes, $1.4 million of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, and $440,000 for United States Federal and State regular income tax expense. This is compared with an income tax benefit of $5.9 million in the same period of 2006. Of this $5.9 million income tax benefit, a non-cash benefit of $7.3 million was related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we had determined it to be more likely than not that a portion of our existing deferred tax assets would be realized; the remainder of the income tax expense was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, and state and foreign income taxes.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have a net deferred tax liability recorded in our consolidated balance sheet that consists primarily of indefinite lived intangible assets which cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that the deferred tax assets, above the amount of non-current deferred tax liabilities netted with the deferred tax assets, are not more likely than not to be realized and as such a full valuation allowance has been placed on this remaining amount.

11. Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company of $2.7 million. In July 2007, we made an additional $500,000 investment. As a result of this $3.2 million investment, we have a 15% ownership stake in this company. This investment is reported in other assets on our Condensed Consolidated Balance Sheets and is evaluated for impairment annually.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decisions to make the investments.

12. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 31% and 32% of total revenue for the three months ended September 30, 2007 and 2006, respectively and 34% and 40% for the nine months ended September 30, 2007 and 2006, respectively. The following table summarizes our domestic and international revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Domestic	$41,660	$29,753	$113,257	$74,872
International	18,358	13,995	58,181	50,239

	$60,018	$43,748	$171,438	$125,111

13. Share-Based Compensation

Description of Plans

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 8.5 million shares authorized under the 2002 Plan at September 30, 2007. All options granted under the 2002 Plan through September 30, 2007 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers and non-employee directors. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards and restricted stock units for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms.

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

Share-Based Compensation Expense

A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for stock options, restricted stock awards and shares purchased under our ESPP for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of product revenues	$57	$109	$268	$262
Cost of service revenues	220	170	613	439
Selling and marketing	2,490	1,863	6,907	3,333
Research and development	838	706	2,773	1,625
General and administrative	699	488	1,800	1,360

Increase of loss before taxes	$4,304	$3,336	$12,361	$7,019

Effect on basic and diluted loss per share	$0.06	$0.06	$0.19	$0.13

As of September 30, 2007, there was $32.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.7 years.

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

We continue to execute on our strategy to significantly increase our presence in the industry and to define and become the leader in the enterprise gateway security market. We believe that our acquisitions of CyberGuard and CipherTrust in 2006 have laid a strong foundation for our future success. During the first quarter of 2007 we completed the development that merged the acquired CyberGuard Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2® Security Appliance resulting in our next generation Network Gateway Security appliance called Sidewinder 7.0. During the second quarter of 2007 we expanded our reseller channel through a new channel partner program that rewards partners that register and secure sales opportunities in strategic target market segments. In addition, we integrated our CipherTrust acquired TrustedSource technology into our CyberGuard acquired SnapGear® firewall/VPN appliance for small and medium-sized businesses (SMB) and remote offices resulting in an industry leading, next generation SMB Network Security Appliance. We also released a newly enhanced version of our award-winning web filtering solution, SmartFilter® 4.2 with acquired TrustedSource technology which marks our fourth product integration with TrustedSource, our global reputation system. In the third quarter of 2007 we completed development and released Webwasher 6.6. In addition, we completed development on IronMail 6.7 and will be providing that product to our customers in the fourth quarter. With these releases, all current version appliances for our Web, Messaging, and Network Gateway products are consolidated to a common set of appliance platforms.

Our Gateway Security revenue represented 86% of total revenue for the three months ended September 30, 2007, a 36% or $13.6 million increase over the same period of 2006. The increase was driven by the acquired CipherTrust products which contributed $12.2 million to the quarter and sustained demand for Gateway Security solutions. Our Identity and Access Management revenue represented 14% of total revenue for the three months ended September 30, 2007, a 47% or $2.7 million increase over the same period of 2006. This increase was primarily driven by sustained demand for high assurance solutions.

Our Gateway Security revenue represented 85% of total revenue for the nine months ended September 30, 2007, a 39% or $40.7 million increase over the same period of 2006. The increase was driven by the acquired CipherTrust products which contributed $33.0 million year-to-date and sustained demand for Gateway Security solutions. This increase was slightly offset by a $3.1 million decline in sales of our Bess and Sentian product lines which were discontinued in 2006. Our Identity and Access Management revenue represented 15% of total revenue for the nine months ended September 30, 2007, a 29% or $5.6 million increase over the same period of 2006. This increase was primarily driven by sustained demand for high assurance solutions.

Our customers operate some of the largest and most sensitive networks and applications in the world. Over half of the Fortune 50 and Fortune 500 are part of our more than 20,000 global customers in 106 countries, supported by a worldwide network of more than 2,300 partners. Our customers are from the following industries: banking, financial services, healthcare, telecommunications, manufacturing, public utilities, schools and federal, state and local governments. We also have close relationships with the largest agencies in the U.S. government.

International sales accounted for 31% and 34% of total revenue during the three months and nine months ended September 30, 2007, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end users.

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

We incurred a net loss of $10.1 million in the three months ended September 30, 2007 compared to a net loss of $7.3 million in the same period in 2006. For the nine months ended September 30, 2007, we incurred a net loss of $31.6 million, compared to net income of $25,000 for the same period in 2006. The net loss is a result of the acquired and assumed CipherTrust expenses which currently run higher than the corresponding gross profit generated by the acquired CipherTrust product line, along with additional share-based compensation and amortization of acquired intangible assets due to the acquisition. Until we are able to establish vendor specific objective evidence (VSOE) on the sales of our Messaging Gateway product line and our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward. For further explanation of VSOE and our revenue recognition policy please refer to the “Critical Accounting Policies and Estimates” section below.

As of September 30, 2007, we had $10.7 million in cash, cash equivalents and restricted cash with no outstanding borrowings on our revolving credit facility. We generated $37.4 million in cash from operations for the nine months ended September 30, 2007 of which $32.0 million was used to pay down our outstanding term loan balance. As of September 30, 2007, the outstanding term loan balance, net of deferred financing fees, was $53.4 million and we were in compliance with all debt covenants. We expect to continue to generate cash during 2007 as we expect billings to grow at a faster rate than operating expenses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Condensed Consolidated Statements of Operations of our company expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Products	52%	64%	54%	65%
Services	31	36	32	35
Other (See Note)	17	—	14	—

Total revenues	100	100	100	100

Cost of revenues:
Products	16	18	16	18
Services	7	7	7	6
Other (See Note)	2	—	2	—
Amortization of purchased intangibles	3	2	4	3

Total cost of revenues	28	27	29	27

Gross profit	72	73	71	73

Operating expenses:
Selling and marketing	49	54	51	46
Research and development	19	20	19	19
General and administrative	7	8	7	8
Amortization of purchased intangibles	5	6	5	6
Litigation settlement	—	—	—	1

Total operating expenses	80	88	82	80

Operating loss	(8)	(15)	(11)	(7)
Other (expense)/income	(3)	1	(4)	2

Loss before taxes	(11)	(14)	(15)	(5)
Income tax (expense)/benefit	(6)	(3)	(4)	5

Net (loss)/income	(17)	(17)	(19)	0
Preferred stock accretion	(1)	(2)	(1)	(2)
Charge from beneficial conversion of preferred stock	—	—	—	(10)

Net loss applicable to common shareholders	(18)%	(19)%	(20)%	(12)%

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Three Months Ended September 30, 2007 and 2006.

Revenues. Our total revenues increased 37% to $60.0 million for the three months ended September 30, 2007 up from $43.7 million in the same period of 2006. Our products revenues increased 11% to $31.0 million for the three months ended September 30, 2007 up from $27.9 million in the same period of 2006. Our services revenues increased 22% to $19.0 million for the three months ended September 30, 2007 up from $15.6 million in the same period of 2006. Other revenues increased to $10.0 million for the three months ended September 30, 2007 up from $239,000 in the same period of 2006. The $10.0 million or 17% of total revenue and the $239,000 were attributable to multiple element sales that lacked VSOE in the prior periods and became recognizable in the three months ended September 30, 2007 and September 30, 2006, respectively. This revenue is primarily from our Messaging Gateway product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the service period. The total revenue growth was driven by a 36% or $13.6 million increase in the Gateway Security solutions revenue which represented 86% of total revenue, was driven by sustained demand, and included an increase of $12.2 million from acquired CipherTrust products, and a 47% or $2.7 million increase in the Identity and Access Management revenue which represented 14% of total revenue.

Cost of Revenues and Gross Profit. Total cost of revenues increased 44% to $17.0 million in the three months ended September 30, 2007, up from $11.8 million in the same period of 2006. This increase is the direct result of the increase in both total revenues and the amortization of acquired developed technology related to the CipherTrust acquisition. Gross profit as a percentage of revenue was 72% for the quarter compared to 73% in the same period of 2006. In the three months ended September 30, 2007, gross profit for products decreased to 69% for the quarter compared to 73% in the same period of 2006, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products. Gross profit for services decreased to 79% for the three months ended September 30, 2007 compared to 81% in the same period of 2006 primarily due to an increase in customer support headcount and related costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and amortization of purchased intangible assets. Total operating expenses increased 25% to $47.9 million for the three months ended September 30, 2007 up from $38.3 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs and share-based compensation expense as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 80% for the quarter compared to 88% in the same period of 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in operating expense.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 25% to $29.7 million in the three months ended September 30, 2007 up from $23.7 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount and discretionary marketing. To a lesser extent selling and marketing expense increased as a result of inflationary increases in payroll and related costs and share-based compensation costs. As a percentage of revenue, selling and marketing expense was 49% for the quarter compared to 54% in the same period of 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in selling and marketing expense.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 27% to $11.2 million in the three months ended September 30, 2007 up from $8.8 million in the same period of 2006. This increase was primarily driven by increased headcount and related costs as a result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the three months ended September 30, 2007 compared to 20% in the same period of 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in research and development expense.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 24% to $4.3 million in the three months ended September 30, 2007 up from $3.5 million in the same period of 2006. This increase was driven primarily by increased share-based compensation costs and an increase in legal fees associated with defending the three complaints described in Note 9 of the Notes to the Condensed Consolidated Financial Statements. As a percentage of revenue, general and administrative expenses were 7% for the three months ended September 30, 2007 compared to 8% in the same period of 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in general and administrative expense.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, respectively. Amortization of these acquired tradenames and customer lists was $2.7 million in the three months ended September 30, 2007 compared to $2.3 million, in the same period of 2006. This increase was a result of the additional intangibles acquired in the CipherTrust acquisition.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under SFAS No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2007	2006
Cost of product revenues	$57	$109
Cost of service revenues	220	170
Selling and marketing	2,490	1,863
Research and development	838	706
General and administrative	699	488

Total share-based compensation expense	$4,304	$3,336

The increase in share-based compensation expense is due to increased headcount and the addition of management level employees in selling and marketing and research and development. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards and/or restricted stock units for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years.

Other (Expense)/Income. Other expense was $1.6 million in the three months ended September 30, 2007, compared to other income of $501,000 in the same period of 2006. The increase in other expense is primarily a result of interest expense incurred for debt assumed for the CipherTrust acquisition and a decrease in interest income on a lower average cash balance.

Income Taxes. During the three months ended September 30, 2007, we recorded income tax expense of $3.6 million. The $3.6 million income tax expense consists of $2.4 million of non-cash U.S. tax expense associated with the need to provide additional tax expense for valuation allowance on net operating losses. $875,000 tax expense for various foreign income taxes and $338,000 for United States Federal and State regular income tax expense. This is compared with an income tax expense of $1.4 million in the same period of 2006. The $1.4 million of income tax expense was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, and state and foreign income taxes.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have a net deferred tax liability recorded in our consolidated balance sheet that consists primarily of indefinite lived intangible assets which cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that the deferred tax assets, above the amount of non-current deferred tax liabilities netted with the deferred tax assets, are not more likely than not to be realized and as such a full valuation allowance has been placed on this remaining amount.

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

Comparison of Nine Months Ended September 30, 2007 and 2006.

Revenues. Our total revenues increased 37% to $171.4 million for the nine months ended September 30, 2007 up from $125.1 million in the same period of 2006. Our products revenues increased 13% to $91.9 million for the nine months ended September 30, 2007 up from $81.6 million in the same period of 2006. Our services revenues increased 27% to $54.9 million for the nine months ended September 30, 2007 up from $43.3 million in the same period of 2006. Other revenues increased to $24.6 million for the nine months ended September 30, 2007 up from $239,000 in the same period of 2006. The $24.6 million or 14% of total revenue and the $239,000 were attributable to multiple element sales that lacked VSOE in the prior periods and became recognizable in the nine months ended September 30, 2007 and September 30, 2006, respectively. This revenue is primarily from our Messaging Gateway product line revenues. Because we are unable to establish VSOE of fair value on undelivered elements, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the service period. The total revenue growth was driven by a 39% or $40.7 million increase in the Gateway

Security solutions revenue which represented 85% of total revenue, was driven by sustained demand, and included an increase of $33.0 million from acquired CipherTrust products, and a 29% or $5.6 million increase in the Identity and Access Management revenue which represented 15% of total revenue.

Cost of Revenues and Gross Profit. Total cost of revenues increased 49% to $50.1 million in the nine months ended September 30, 2007, up from $33.6 million in the same period of 2006. This increase is the direct result of the increase in both total revenues and the amortization of acquired developed technology related to the CipherTrust acquisition. Gross profit as a percentage of revenue was 71% for the nine months compared to 73% in the same period of 2006. In the nine months ended September 30, 2007, gross profit for products decreased to 69% compared to 72% in the same period of 2006, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products. Gross profit for services decreased to 78% for the nine months ended September 30, 2007 compared to 82% in the same period of 2006 primarily due to an increase in customer support headcount and related costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, and amortization of purchased intangible assets, along with a non-recurring litigation settlement cost in 2006. Total operating expenses increased 41% to $140.7 million for the nine months ended September 30, 2007 up from $99.8 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs, share-based compensation and intangible amortization expense as a result of the CipherTrust acquisition and our initiative to invest in more sales headcount and in discretionary marketing. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 82% for the nine months ended September 30, 2007 compared to 80% in the same period of 2006. This increase was primarily driven by an increase in selling and marketing expense as a percentage of revenue offset by a decrease in litigation settlement expense as a percentage of revenue.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 53% to $87.8 million in the nine months ended September 30, 2007 up from $57.3 million in the same period of 2006. This increase was driven primarily by increased headcount and related costs as a result of the CipherTrust acquisition, increased commission expense on increased billings and our initiative to invest in more sales headcount and discretionary marketing. To a lesser extent selling and marketing expense increased as a result of inflationary increases in payroll and related costs and share-based compensation costs. As a percentage of revenue, selling and marketing expense was 51% for the nine months compared to 46% in the same period of 2006. This increase was primarily driven by the increase in share-based compensation costs and an increase in headcount and marketing as noted above.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 40% to $32.9 million in the nine months ended September 30, 2007 up from $23.6 million in the same period of 2006. This increase was primarily driven by increased headcount and related costs as a result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the nine months ended September 30, 2007 and 2006.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 25% to $11.7 million in the nine months ended September 30, 2007 up from $9.4 million in the same period of 2006. This increase was driven primarily by increased share-based compensation costs as a result of the CipherTrust acquisition and an increase in legal fees associated with defending the three complaints described in Note 9 of the Notes to the Condensed Consolidated Financial Statements. As a percentage of revenue, general and administrative expenses were 7% for the nine months ended September 30, 2007 compared to 8% in the same period of 2006.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, respectively. Amortization of these acquired tradenames and customer lists was $8.3 million in the nine months ended September 30, 2007 compared to $7.0 million, in the same period of 2006. This increase was a result of the additional intangibles acquired in the CipherTrust acquisition.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under SFAS No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cost of product revenues	$268	$262
Cost of service revenues	613	439
Selling and marketing	6,907	3,333
Research and development	2,773	1,625
General and administrative	1,800	1,360

Total share-based compensation expense	$12,361	$7,019

The increase in share-based compensation expense is due to increased headcount and the addition of management level employees in selling and marketing and research and development. In 2006, we granted restricted stock awards and/or restricted stock units under the 2002 Plan primarily to certain executive officers. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards for employees at all job levels. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years.

Litigation Settlement. The litigation settlement expense of $2.5 million in the nine months ended September 30, 2006 pertained to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represented a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

Other (Expense)/Income. Other expense was $5.6 million in the nine months ended September 30, 2007, compared to other income of $2.4 million in the same period of 2006. The increase in other expense is primarily a result of interest expense incurred for debt assumed for the CipherTrust acquisition and a decrease in interest income on a lower average cash balance.

Income Taxes. During the nine months ended September 30, 2007, we recorded income tax expense of $6.6 million. The $6.6 million income tax expense consists of $2.4 million of non-cash U.S. tax expense associated with the need to provide additional tax expense for valuation allowance on net operating losses, $2.4 million tax expense for various foreign taxes, $1.4 million of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, and $440,000 for United States Federal and State regular income tax expense. This is compared with an income tax benefit of $5.9 million in the same period of 2006. Of this $5.9 million income tax benefit, a non-cash benefit of $7.3 million was related to the reversal of the previously recorded tax valuation allowance on our non-acquired net operating losses as we had determined it to be more likely than not that a portion of our existing deferred tax assets would be realized; the remainder of the income tax expense was related to current income tax components such as the utilization of net operating losses, alternative minimum income tax, and state and foreign income taxes.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have a net deferred tax liability recorded in our consolidated balance sheet that consists primarily of indefinite lived intangible assets which cannot be used to realize additional reversing deferred tax assets. In accordance with SFAS No. 109, our remaining non-current deferred tax liabilities are netted with our non-current deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that the deferred tax assets, above the amount of non-current deferred tax liabilities netted with the deferred tax assets, are not more likely than not to be realized and as such a full valuation allowance has been placed on this remaining amount.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $2.0 million from $8.2 million at December 31, 2006 to $10.2 million at September 30, 2007. For the nine months ended September 30, 2007 we generated $37.4 million from operating activities and $7.3 million from the exercise of stock options and the sale of common stock through our ESPP, which we used to make $32.0 million in principal payments on our term debt and $8.9 million in capital purchases.

Net cash provided by operating activities of $37.4 million for the nine months ended September 30, 2007 was comprised primarily of $36.7 million in non-cash related expenses, $31.5 million increase in deferred revenue, $2.3 million increase in accrued liabilities and $4.0 million decrease in accounts receivable, offset by a net loss of $31.6 million, $1.4 million decrease in accrued payroll, $2.1 increase in other current assets, $867,000 decrease in accrued acquisition reserves and $1.3 million increase in inventory. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $12.3 million during the nine months ended September 30, 2007 consisted mainly of $8.9 million for capital additions, which were primarily for computer equipment and technology upgrades and customer evaluation appliances and $1.2 million for capitalized software and patents.

Net cash used for financing activities of $24.7 million for the nine months ended September 30, 2007 consisted primarily of principal payments made on our term debt of $32.0 million offset by $7.3 million in proceeds related to the exercise of stock options and the sale of common stock through our ESPP.

We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, license technology or products related to our current line of business, and make additional payments on our term debt. We expect to spend another $3.0 million during the remainder of 2007 on capital expenditures, mainly for computer equipment, technology upgrades and leasehold improvements.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary. At September 30, 2007, we have no outstanding borrowings on this credit facility.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of September 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Revenue Recognition” and “Income Taxes” below, we believe that during the nine months ended September 30, 2007 there were no significant changes to those critical policies and estimates.

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

We sell our products either directly to an end-user or indirectly through our channel of resellers and distributors (our channel partners). When selling through our channel we require our channel partners to provide evidence of end-user sell-through. If we are unable to obtain end-user sell-through evidence at the time we fulfill the order from a channel partner, we do not recognize revenue until the channel partner supplies end-user sell-through information, the product has been shipped, and all other criteria of SOP 97-2 have been met, with the exception of sales to our distributors who stock our SnapGear product line. We recognize revenue, net of estimated returns, upon shipment of our SnapGear product line as we have sufficient return history to establish a reserve and we are not able to receive end-user sell-through evidence due to the high-volume sales of this low-price point product.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized no material adjustment in the liability for unrecognized income tax benefits or in the related impact to our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statue of limitations. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of September 30, 2007, we had $56.0 million of outstanding indebtedness. Of this indebtedness, $26.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates.

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

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, we ensured that the appropriate levels of review by management and the involvement of outside tax consultants was in place and occurred in a timely manner.

Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve the material weakness over financial reporting related to the accounting for income taxes. We expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including with regard to the remediation of this material weakness, as of December 31, 2007. During the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents - U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery continues with an estimated trial date in March, 2008.

On May 4, 2007, Secure Computing filed a complaint in the United States District Court for the district of Minnesota against Finjan Software Ltd. and Finjan Software, Inc. In its complaint, Secure Computing asserts that Finjan’s load-balancing security solutions, including but not limited to Finjan’s Vital Security Load Balancer NG-5300, infringe U.S. Patent No. 7,171,681. On May 24, 2007 Secure Computing filed an amended complaint adding additional claims that Finjan is in violation of §43(a) of the Lanham Act, the Minnesota Deceptive Trade Practices Act, and Minnesota’s common law, for unfair competition and false advertising. The complaint seeks, among other things, unspecified monetary damages arising from Finjan’s unauthorized use of Secure Computing’s patented technology and for Finjan’s continued and willful false and/or misleading statements in advertising. This matter was transferred to the United States District Court for the district of Delaware.

On January 19, 2007, Rosenbaum Capital, LLC. filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. The matter is pending.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. Related to this allegation, the complaint also alleges claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The matter is pending. We intend to vigorously defend all claims against us.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.3	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.4	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

2.5	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.6	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3	2002 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

4.5	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.7	CipherTrust, Inc. 2000 Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

10.1	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.3	Employment Agreement with Vince Schiavo is incorporated by reference to Exhibit 10.1 of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

Exhibit	Description
10.4	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006. Form of Indemnification Agreement between the company and Daniel Ryan dated August 29, 2007 is included by reference to the corresponding exhibit of our current report on Form 8-K filed with the SEC on August 30, 2007.

10.10	Employment Agreement with Atri Chatterjee is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.11	Employment Agreement with Paul Judge is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

10.14	Form of Restricted Stock Award Agreement-Secure Computing Corporation 2002 Stock Incentive Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

10.15	Employment Agreement with Daniel Ryan is incorporated by reference to the corresponding exhibit of our Current Report of Form 8-K filed with the SEC on August 30, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman, President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 30, 2007, we filed a report on Form 8-K pursuant to Item 5.02, “Appointment of Principal Officers,” announcing that on August 2, 2007, we appointed Daniel Ryan to the roles of President and Chief Operating Officer.

On September 18, 2007, we filed a report on Form 8-K pursuant to Item 5.02, “Departure of Directors or Principal Officers,” announcing that on September 14, 2007, we issued a press release announcing the resignation of Jay Chaudhry from our Board of Directors due to personal reasons.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: November 6, 2007	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)