Form 10-K
period 2007-12-31
SECURE COMPUTING CORP
filed 2008-03-05
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                     To                    .

Commission file number 0-27074

SECURE COMPUTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1637226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4810 Harwood Road, San Jose, California	95124
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 979-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,

or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☒

        Non-accelerated filer  ☐                          Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2007 was $466,035,245 based on the closing sale price for the Company’s Common Stock on that date. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual stockholders holding more than 10% of the Registrant’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the Registrant or any such person as to the status of such person.

As of February 29, 2008, the Registrant had 67,416,235 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 20, 2008 for the year ended December 31, 2007 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

PART I

Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “plan,” “anticipate,” “believe,” “predict,” and other similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our business and other discussions of future events or circumstances are forward-looking statements. A number of risks and uncertainties, including, but not limited to, those discussed in Item 1A under the caption “Risk Factors” in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.

In this Annual Report on Form 10-K, “Secure Computing,” “we,” “us,” “our,” and “Registrant” refer to Secure Computing Corporation.

ITEM 1.    BUSINESS

We are a leading provider of enterprise gateway security solutions. We help our customers protect their information technology (IT) infrastructures by providing a comprehensive, best-of-breed and integrated set of security solutions that include software, services, and purpose-built security appliances. Our products and services are designed to provide customers with uncompromising security at a low cost of ownership.

We are proud to be the security solutions provider to many of the most mission-critical and sensitive environments in the world, including some of the largest and most sophisticated electronic business operations. Our over 22,000 customers come from virtually all industries, and include prominent organizations in banking, financial services, telecommunications, healthcare, manufacturing, education, public utilities, and federal, state and local governments. Our delivery network includes direct and channel sales resources that support our worldwide network of over 2,000 value added resellers (VARs), systems integrators (SIs), Internet service providers (ISPs), and original equipment manufacturers (OEMs) worldwide.

In the constantly changing Internet landscape, enterprises are a constant target of new and evolving threats. In today’s online world, it is imperative that companies are always open for business. We distinguish ourselves by only focusing on providing organizations with state-of-the-art security solutions. Our solutions protect the three primary types of Internet traffic in any organization: 1) communication traffic, such as email, voice over Internet protocol (VoIP) and instant messaging (IM); 2) data traffic, such as Web browsing and file transfers; and 3) application traffic, such as corporate database applications accessible over the Internet. These solutions include our Web Gateway, Mail Gateway, and Network Gateway products. In addition, our Identity and Access Management products provide proof-positive verification of user identification and corresponding access privileges prior to allowing access to the enterprise IT infrastructure. Our solutions are further differentiated by the proactive protection provided by the TrustedSource™ global reputation system, which provides real-time intelligence about activity across the Internet.

To address the security risks posed by the bi-directional flow of information on the Internet protocol (IP), we apply a comprehensive capability across our product lines to specifically protect against threats to both inbound and outbound traffic on the enterprise gateway. This enables us to protect against spam, viruses, malware, data leaks, non-compliance with regulations and other threats to enterprise security and productivity.

Our solutions take into account the nature of today’s blended attacks that target multiple protocols and applications and are intermittently active over long periods of time. To proactively protect against this, our solutions receive real-time information about malicious activity from our TrustedSource global reputation system as well as contribute information back to TrustedSource, thus taking advantage of a “network” of protection.

Some of the largest value added resellers, integrators, and distributors in the enterprise gateway security industry have built thriving practices on selling, integrating and servicing our products and technologies. Today, many of these solutions have been recognized as leaders in their categories with thousands of organizations depending on them for protection every day.

We continue to pursue a pure-play strategy focused on innovation and leadership in the fast evolving Internet security market.

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

Industry Background

Widely referred to as “Web 2.0,” today’s Internet has and will continue to evolve as innovators use new Web technologies to implement new applications, often with security as an afterthought. End-user adoption of Web 2.0 is simply outpacing the implementation of adequate security solutions.

Many corporate applications are now Internet-enabled, therefore corporate intranets and extranets have become critical components of business. Today’s business model relies on the Web to provide inbound access for remote employees, partners, and customers from anywhere in the world. Internal employees also reach beyond the edge of the internal network to communicate and gather information across the Internet. These innovations have brought businesses great efficiencies and have enabled companies to economically expand their sphere of influence globally. However, with the rich browser–based, bi-directional aspect of Web 2.0 applications, even more risk is introduced into the enterprise. Communication methods are both inbound and outbound, and therefore, so are the related threats. At the same time that Web 2.0 has become an integral part of any legitimate business, it has also become an integral part of criminal activity.

The enterprise must be protected from malware (malicious software), regulatory compliance must be ensured, data leakage prevented, and employee productivity must be managed. These security issues exist for all IP-based traffic, whether email, VoIP, IM, Web access, file transfers, or other enterprise applications communicating over IP.

Inbound Threats

Hacking tools, as a form of sophisticated malware, continue to be developed. Many of these malicious tools are widely available on the Internet and are developed with easy graphical “point-and-click” interfaces so that even unskilled users can use them to break into computers and steal information.

One tactic used by these cybercriminals is to leverage their sophisticated knowledge to plant worms on host machines. These compromised machines, known as zombies, are often used to carry out phishing, spam or other attacks.

In addition to these zombie networks (“botnets”), cybercriminals also use sophisticated tools to deploy seemingly innocent content which actually contains hidden Trojan horses with malicious functions. These Trojan horses present a threat to the organization as they appear harmless and innocuous on the surface and may even take the form of a useful application or an entertaining game. These attacks frequently utilize common productivity tools like Microsoft Office files transmitted through corporate or personal email that employees access via encrypted Web mail. Once opened by the recipient, the Trojan is released, opening the door for enterprise data espionage, theft, and the release of additional malware. Attacks are increasingly brief in duration and limited in terms of specific targets, consisting of malware that is designed to bypass the targeted enterprise’s signature-based anti-virus protection. Since the attack can end in just a few hours, data can be stolen long before anyone knows an attack has occurred.

Outbound Threats

In addition to inbound threats, outbound data leakage threats jeopardize critical and sensitive information vital to an enterprise’s success. Attackers are not always outsiders of the enterprise, but rather they may be a part of the victimized organization. Data thieves, industrial spies, and cyber-vandals can, and often do, operate within an enterprise’s own boundaries. Outbound threats are not always the result of an intentional attack by an insider. Sometimes they occur when an employee unintentionally opens or allows a “back door” to be opened by downloading a rogue application that has not been approved by IT.

Outbound data leakage is a concern for two reasons: 1) risk of intellectual property loss and 2) compliance with regulatory and/or industry requirements (e.g. Sarbanes-Oxley, the Health Insurance Portability and Accountability Act, and the Graham-Leach Bliley Act,). Many organizations think that filtering their email is sufficient outbound security protection. While doing so is a key factor in a leakage prevention strategy, a multi-protocol approach to data leakage security, where network security administrators also pay attention to Web protocols as well, is best. Rapid adoption of blogs, wikis, and employee access to personal email (which is sometimes encrypted) via the Web are all potential data leakage points for the enterprise. As a result, Web (HTTP), encrypted Web (HTTPS), IM, and file transfers are all potential data leakage methodologies as all of these protocols can be used to transfer proprietary information out of the enterprise.

Application-Level Vulnerabilities

In today’s highly complex Internet environment, network attacks have evolved into application-level attacks, and recently, an entirely new class of application-specific threats has arisen that requires far more stringent protection. Protection of the network is highly important, but by itself, is not sufficient. The network is the foundation for communication, and the conduit over which people connect to the application resources they need; and it is precisely these applications that can expose an organization’s information resources to extreme vulnerability. Our products are designed to proactively address network security issues, whether its employees utilizing the Internet, or remote partners and/or customers accessing the intranet, Web services, and applications from outside the internal network. Our security measures extend beyond the network level, protecting applications and their resources so organizations can conduct their business, expand their reach, and drive success with confidence.

From email applications to Web services, File Transfer Protocol (FTP), customer relationship management (CRM) and sales force automation systems, people connect across networks to applications in order to conduct business every day. Misuse of applications and Web portals can result in the loss of valuable resources and millions of dollars. As the applications we use have become more sophisticated, so have the attack capabilities that threaten them. Applications contain inherent vulnerabilities, and sophisticated attackers can exploit these vulnerabilities and undermine an organization’s ability to conduct its business. Defensive measures must be even more sophisticated in their ability to protect against application-level threats—and our technology is designed with this in mind.

Along with protecting against known threats, today’s security solutions must be able to anticipate unknown threats before they enter the network. A central part of an organization’s business model must include provisions for safeguarding their business connections from being compromised to the highest degree possible.

Partnerships/OEMs

We provide our TrustedSource global reputation system, SmartFilter web database technology, and other technology capabilities to select partners for inclusion into or delivery with partner products. These partnerships further extend the footprint of our technologies, augment our direct product offerings, and generate revenue, company, and market awareness for our business. Partners include, but are not limited to: AT&T, Blue Coat Systems, Checkpoint, Cisco, Computer Associates, F5 Networks, McAfee, and Microsoft.

Market Need and Strategy

More than ever before, organizations realize that they must take responsibility to protect their own confidential information and that of their customers and partners. Enterprises must know that the data residing on a given network is secure, that parameters are in place for managing access to proprietary information, and that their network defenses are built to address and anticipate the new and emerging threat environment. Relying on the last generation of network protection, built to defend against last-generation threats, is simply not a sustainable solution for organizations of any size. Replacing these early solutions with new, adaptive solutions built to fight emerging attacks provides a significant business opportunity for security companies that address these threats across all network ingress and egress points and protocols.

In January 2007, the Storm worm emerged as a new and potentially very dangerous threat. As it evolved and spread over the course of the year, it exemplified the new environment that confronts all organizations doing business online. The Storm worm is furtive, resilient, amorphous, and blended across multiple attack vectors, including email and Web. However, while Storm and other large-scale “botnet” attacks grabbed many of the headlines, 2007 also marked the emergence of another type of short-lived, yet equally dangerous “targeted” attack. These attacks seek the valuable customer or business information assets of a single organization, and have much in common with the Storm worm and other similar threats in that they use increasingly sophisticated technology and social engineering to evade traditional defenses. While organizations grappled with the potential of these new attacks throughout 2007, they continued to face more regulatory requirements and potential non-compliance penalties, including Payment Card Industry Data Security Standard (PCI-DSS) deadlines and ongoing efforts to comply with evolving state, federal and global data protection regulations.

Our strategy is to provide organizations, both at the enterprise and Small and Medium Business (SMB) levels, with a broad set of solutions that protect against the emerging threats of today, beginning with knowledge about security risks and regulations, accompanied by industry-leading security products to assist with mitigating these risks, and providing comprehensive security management capabilities. Our goal is to help organizations build confidence in the overall functionality and security of their networks and applications and the protection of their business-critical information. We accomplish this by providing scalable, manageable, highly available solutions that meet our customers’ needs today and in the future. Our products provide broad solutions by integrating with each other and interoperating within current infrastructures, satisfying our customers’ needs for security solutions that are able to communicate seamlessly with each other. All of our products are designed to provide the strongest network protection available, along with central manageability, reporting, scalability, and interoperability.

Providing solutions that are manageable, easy to use and that lead the industry in total cost of ownership are our top objectives for customers of all sizes. Our solutions enable best business practices that help keep the workplace secure, productive, and easily manageable.

Our strategy also encompasses our award-winning service and support organization. We are able to provide our customers with unwavering service and support due, in part, to the knowledge base and technological expertise of our service and support staff.

Secure Computing Solutions

Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they integrate with each other for a more comprehensive, unified, and centrally managed solution. Our vision for comprehensive security on the enterprise gateway embodies the following core design principles:

•

Appliance-based delivery. All security functionality related to application intelligence and awareness should reside on a contained appliance. These appliances must be built specifically for the security application they are delivering, with an operating system configured/secured for that specific application and have a regulated set of interfaces to external systems. Essentially, the appliance must mitigate the many security management problems of deploying software on a standard operating system-server configuration.

•

Real-time, reputation-driven intelligence. Today’s threats emerge quickly, attack, lay dormant and then morph and emerge again. Traditional signature-based defenses simply cannot keep up with infinite varieties of attack vectors and packages. Network gateways must utilize globally correlated reputation of both connection source and application content in order to protect against attacks which move faster than signature development and deployment. Using reputation to gate network access is the best defense against targeted and resilient attackers.

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

•

Bi-directional protection. The security gateway needs to effectively scrutinize inbound traffic in order to block bad traffic from entering the network, while simultaneously performing deep inspection of outbound content to protect against leaks of confidential information or intellectual property, and to thwart “zombie” attacks that take over internal computers for the purpose of broadcasting spam and other malware.

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

Our solutions for securing critical connections fall into three categories: Enterprise Gateway Security appliances (Web, Mail and Network Gateways), Identity and Access Management, and Support and Services. Our solutions are differentiated by the protection provided by our TrustedSource™ global reputation system.

TrustedSource Global Intelligence

Our TrustedSource technology is the most precise and comprehensive Internet host reputation system in the world. TrustedSource characterizes Internet traffic and makes it understandable and actionable, and also creates a profile of all sender behavior on the Internet. This profile is then used to watch for deviations from expected behavior for any given sender. TrustedSource calculates a “reputation score” based on the behavior of the sending host.

We have an extensive network of more than 7,000 sensors and other collection vehicles in 51 countries, feeding information into the TrustedSource database. This network tracks data on all observed email traffic and reports back to TrustedSource, giving us a real-time view of Internet communication worldwide.

Originally developed to identify spammers, TrustedSource is able to recognize any “host” profile anomalies and immediately calculate new reputation scores for senders and propagate this information to all TrustedSource clients. Analyzing not only email senders but Internet domains as well, this Global Intelligence technology is able to accurately profile millions of entities connected to the Internet worldwide in real-time, and provide up-to-the minute host behavior analysis. TrustedSource is the first and only reputation system to combine traffic data, whitelists, blacklists and network characteristics with the unparalleled strength of our global network. We believe the result is the most complete reputation system in the industry with the ability to score every IP address across the Internet.

Over the course of 2007, we incorporated TrustedSource into all of our appliance-based product lines, including Webwasher®, Sidewinder® and SnapGear™. This enhanced intelligence capability gives our products a demonstrated advantage over other products relying on blacklists, signatures and other traditional defense mechanisms.

Enterprise Gateway Security

Web Gateway Security

When a user is requesting content from a Web 2.0 application, they are implicitly asking for active content to be delivered to, and executed by, their computer. Furthermore, the same user is required to provide content to the Web 2.0 application, making the security concerns both inbound and outbound in nature.

Our Web Gateway Security solutions protect enterprises from Web 2.0 threats including malware, data leakage, and Internet misuse, while helping to ensure policy enforcement, regulatory compliance, and a productive application environment. These platforms analyze traffic bi-directionally. Inbound, they isolate and eliminate threats from all types of malware, including zero-day threats, viruses, Trojans, spam, phishing, and the like. They use a deep knowledge of the underlying protocols and application behavior combined with global intelligence to make security decisions. On the outbound side, in addition to preventing virus propagation and unwanted Web site access, our Web Gateway Security solutions help customers achieve regulatory compliance and prevent data leakage.

Webwasher—Webwasher provides immediate protection for user-initiated Web traffic against threats such as malware hidden in blended content or hidden in encrypted Secure Sockets Layer (SSL) traffic. Webwasher analyzes the intent of all content entering the network—even new Web pages before they have content and before they are categorized. It also protects organizations from outbound threats such as potential loss of confidential information that can leak out on all key Web protocols (i.e., HTTP, HTTPS, and FTP).

Webwasher integrates numerous protections and capabilities that would otherwise require multiple stand-alone products, such as proxy/cache, URL filter, anti-malware (to guard against zero-day attacks and blended threats), anti-spyware, SSL scanner (to identify and block malicious content hidden in SSL-encrypted traffic), content control filters, and data leakage protections in one single appliance. For reporting, Content Reporter offers enterprise-class reporting on all Webwasher products and most gateway cache appliances and firewalls.

In June 2007, our company and the Webwasher solution were positioned in the Leader’s Quadrant for Secure Web Gateway Magic Quadrant by Gartner, Inc., a premier research and advisory firm.

Additionally, independent tests throughout 2007 confirmed Webwasher’s excellent malware blocking abilities. Several tests conducted by AV Test Labs (www.av-test.org), revealed our Webwasher Anti-Malware engine is more successful in blocking malware than all of the leading vendors. In one of their August studies,

Webwasher achieved 99.86% detection success, correctly identifying the majority of 874,822 threat samples used in the study. Similarly in May, the same lab tested 29 solutions against over 606,000 different malicious files and evaluated malware detection capabilities. Our Webwasher technology provided the best malware protection, detecting 99.83% of the malicious files.

SmartFilter—Our flagship Web filtering application, SmartFilter, is an enterprise Web management and filtering solution currently being used by thousands of organizations to manage their corporate Web access policies and to protect them from Web security threats. Web security threats include, but are not limited to: phishing attacks, Web sites infected with malware or malicious content, inappropriate content as defined by each customer, and Web sites with a reputation of high security risk. SmartFilter provides deployment and platform flexibility across more than 20 different deployment options including leading firewalls, security appliances, proxy servers and Web security systems.

Mail Gateway Security

Recognizing that messaging is now a primary business application in most enterprises, we have implemented a strategy to comprehensively address both inbound and outbound threats and to help our customers ensure compliance with federally mandated requirements for the protection of sensitive data. Our Mail Gateway Security platforms look at traffic bi-directionally. Inbound, they proactively isolate and eliminate threats from all types of malware—zero-day threats, viruses, Trojans, spam, phishing, and the like. We use a deep knowledge of the underlying protocols and application behavior combined with real-time global intelligence to add a new dimension to security-related processing.

On the outbound side, through fingerprinting and data profiling techniques, our Mail Gateway products are able to determine which data (either in the form of text in a message or text within an attachment) needs to be blocked or flagged due to security or compliance concerns. Our Mail Gateway products can also enforce mandatory outbound encryption for certain traffic types without requiring the installation of client software on the recipient’s system. We also prevent virus propagation throughout the messaging infrastructure, which helps ensure maximum availability and security, effectiveness and global enterprise manageability across multiple messaging protocols including email, IM and Web mail. This combination of easy-to-manage gateway appliances and sophisticated, centralized real-time network intelligence provides clean, efficient communications, eliminating both inbound and outbound risks.

IronMail—IronMail provides a centrally managed, integrated Mail Gateway Security appliance for enterprises of all types and sizes. In one appliance, IronMail protects enterprise email systems from inbound (spam, viruses, phishing, and hackers) as well as from outbound threats (regulatory or corporate policy compliance violations or theft/leakage of confidential information or intellectual property).

Secure Computing Edge—Secure Computing Edge is a hardened appliance positioned at the perimeter of the mail system, applying TrustedSource technology to control email traffic at the network border rather than at the mail server or desktop. Edge relies on TrustedSource for information about every sender, to allow or reject email before it even reaches critical mail servers.

Network Gateway Security

Our Enterprise Gateway Security platforms are the aggregation points not only for application-specific defense-in-depth technologies based on deep knowledge of the underlying protocols and application environment, but also a mechanism for introducing real-time intelligence to security-relevant decisions about the disposition of application-specific traffic. This incorporates host and domain intelligence as well as bi-directional security services in the areas of compliance, policy, encryption, email, Web, and anti-malware protection. These services leverage centralized policy and management and are fully integrated with our TrustedSource and SafeWord Identity and Access Management technology.

The idea of the network perimeter has evolved significantly since the advent of the Web. A mobile workforce, extranets, distributed applications and an environment of highly sophisticated, blended threats has forced enterprises to deploy an array of separate security applications to provide services such as firewall, Virtual Private Network (VPN), Intrusion-Detection System (IDS)/Intrusion-Prevention System (IPS), anti-virus, anti-spam, and more. The recent movement toward all-in-one appliances has helped mitigate the problem to an extent, especially for small and mid-size companies, but three major issues still remain: 1) many solutions rely on known malware signatures and fail to offer protection against previously unknown attacks; 2) the Internet is a dynamic environment, with a security profile that changes in real time; and 3) enterprise security applications often fail to adequately share policy and application intelligence between one another. Our Network Gateway Security products address each of these areas of concern, providing the industry’s strongest application firewall protections.

Sidewinder Network Gateway Security Appliance—Our security appliances consolidate all major Internet security functions into a single system for simplified management, reduced rack space consumption and fewer vendor relationships. Sidewinder® defends the network against all types of Internet-borne malicious threats, both known and unknown. Through its unified threat management (UTM) approach, Sidewinder delivers best-of-breed anti-spyware, anti-virus, anti-spam and anti-fraud engines, next-generation IPS with ASIC acceleration, Web content filtering, TrustedSource global reputation services, secure Domain Name System (DNS), VPN, SSL filtering, and more.

We continue to differentiate our Firewall/UTM appliance from our competition, setting us apart with demonstrable zero-hour attack protection from high-profile Internet attacks and another year free of emergency security patches. In the first quarter, we introduced our next-generation Firewall/UTM appliance Sidewinder v7.0, the promised consolidation of our CyberGuard® Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2 Network Gateway Security appliance.

The advanced technology of Sidewinder 7.0 boasts next generation IPS, a new easy-to-use Graphical User Interface (GUI), and the industry’s first reputation-based filtering service—the TrustedSource global reputation system—integrated into a firewall. Sidewinder’s ease of firewall management also increased with two changes within the product family changes. SecurityReporter™, a security information event management tool and previously a premium add-on product to Sidewinder G2, is now bundled with Sidewinder 7.0 appliance purchases. The software provides detailed, out-of-the-box compliance reports for auditors, and is based around a Web portal where each administrator or manager can have a personalized, graphical dashboard view of the network traffic. Also, the new CommandCenter central firewall management appliance for Sidewinder 7.0 was launched. This central management product lets enterprises maximize operational efficiency, simplify policy control and prove regulatory compliance with tools for administration, configuration, monitoring, and management of software updates for global Sidewinder deployment. Both of these product solutions, along with Sidewinder 7.0’s new distinguished features, help Sidewinder to set industry standards for ease of firewall management, and continue to ensure that both medium and large customers see our network gateway appliances as the products of choice.

Sidewinder continues its proven security track record, in great part due to our SecureOS® operating system with our patented Type Enforcement® technology and flexible application-level protection mechanisms. Again in 2007, our accomplishments of FIPS 140-2 validation, ICSA certification and continued leadership with Common Criteria EAL4+ certification for application-level firewalls put us in an unparalleled class of product when competing for U.S. and other government opportunities all around the world. Sidewinder was further recognized by the industry in general with a number of awards this year including SC Magazine “Best Enterprise Firewall”, Communications Week Editor’s Choice, and SC Magazine “Best Buy”. Furthermore, Gartner, Inc. positioned us in their Firewall Magic Quadrant as one of the top challengers and on the cusp of entering the Leader’s Quadrant.

SnapGear—SnapGear security appliances integrate networking, firewall, intrusion prevention, and remote access capabilities into one small form-factor appliance, filling out the low-cost end of our Network Gateway Security line of products. Designed to provide a complete office-in-a-box networking device for small and mid-sized organizations, SnapGear is the only networking device needed for office PCs to be networked with one another, connect securely to the Internet and corporate WAN, and service all remote access VPN needs, thereby providing small and midsize businesses with enterprise-level networking capabilities.

In 2007, we officially launched new SnapGear OEM program initiatives to further the development of custom appliances for larger organizations such as telecommunication companies and managed service providers. Having such a flexible program where the SnapGear product is the only known technology with end-to-end management for customers of tailored appliances, uniquely positions these solutions in the security industry. The ability to provide custom software and hardware, along with complete manufacturing, production and fulfillment, and even certifications and homologation services allows the SnapGear product to be positioned very well against competitive offerings.

Significant strides have been made with the channel line of products for SnapGear as well. The SnapGear firmware received a major upgrade which included integration with our TrustedSource global reputation system. This integration made SnapGear the first and only small to medium sized security appliance line to leverage what has traditionally been an enterprise level solution not available to smaller organizations due to cost and complexity. This type of technology provided in a small form factor and at a very affordable price has become one of the largest differentiators for SnapGear in a market full of SMB security offerings. In addition to TrustedSource, other enhancements included Quality of Service (QoS) capabilities to provide increased reliability for activities such as VoIP phone conversations, and a patent-pending technology called “VPN Offloading” which allows SnapGear customers to handle virtually unlimited virtual private network tunnels by aggregating multiple SnapGear appliances. This release also included on-demand connection tracking snapshots allowing administrators to easily identify which machines are connecting to specific Internet locations and analyze those connections in real time, saving time and effort on the part of the administrator.

Identity and Access Management

As organizations continue to open up their applications, data, and network resources to an ever-widening range of users, they often fail to account for user identity as a critical component of their access strategy. Our Identity and Access Management (IAM) product suite offers a compelling solution for remote access security. SafeWord two-factor authentication provides proof-positive user identity for users of SSL and IPSec VPNs, Citrix applications, Webmail, Outlook Web Access and other remote access gateways. SafeWord products positively identify users through token-based strong authentication to assure that only the right people can make connections to trusted applications and networks.

Remote access to network resources is a requirement for many businesses, but verifying the identity of remote users with strong authentication and a reliable identity management system is vital for security. Additionally, organizations are increasingly realizing the many vulnerabilities of passwords, and they require strong authentication systems that are easy to install and deploy, simple to manage, and able to grow with their needs.

Our IAM solutions provide safe access to applications, data, and resources through policy-driven security initiatives, as well as positively identifying users through strong authentication. SafeWord products assure that only the right people can make connections to an organization’s applications and resources. SafeWord software and SafeWord tokens are used by thousands of organizations and millions of end users worldwide every day.

SafeWord—SafeWord two-factor authentication acts as the “lock and key” mechanism for protecting remote access to the network, particularly for the next-generation of access gateway solutions. SafeWord is our leading strong authentication solution for Microsoft environments using Active Directory, providing proof-positive user identities via VPNs, Citrix applications, Outlook Web Access, Windows Domain and Terminal Services logins. SafeWord offers powerful management tools with the Enterprise Solution Pack (ESP), an optional add-on package that provides advanced user management, support for a wide range of authentication form factors, advanced reporting capabilities, and rich access control functionality. With tight integration and simplified management through Active Directory, and with tokens that generate new passcodes with every user login,

SafeWord easily and cost-effectively eliminates the password risk. SafeWord is also available as branded versions designed for Citrix, Cisco, Check Point, and Nortel remote access environments. In addition we released SafeWord 2008, which provides our Windows customers additional product advancements.

SafeWord SecureWire—The SecureWire™ Access Gateway is a robust, flexible access solution that opens the network to a wealth of remote users. The product set is designed to simplify access to applications, data, and network resources by providing a secure remote access gateway and access management infrastructure. The combination of SecureWire and SafeWord Strong Authentication offers a compelling one-stop shop for enterprise-wide Identity and Access Management requirements.

Support and Services

Our services are designed to ensure that our customers make optimal use of our products when controlling access to their networks and applications. We provide a life cycle of support and services, including Solution Implementation and Solution Support.

Solution Implementation—Our Network Services team offers a full range of rapid-deployment integration services and training to assist our customers through implementation and integration of our products. Both the configuration process of a security system and the security products themselves, by their nature, may have an impact on several areas within a customer’s network. Accordingly, we offer a complete package of product integration assistance to ensure our customers maximize network uptime and maintain productivity during the process. We provide product implementation, product audit and configuration and product training.

As part of our Network Services training program, we provide extensive product and network training online through our Web-based classes. In addition, we offer hands-on training both at our training facilities and onsite worldwide for our customers and partners. These services help our customers understand basic and advanced administration rules and tools that enable partners to configure, integrate, and maintain our products as part of a comprehensive e-business solution.

Solution Support—SecureSupport® —We offer industry leading live answer support services through a team of technical support engineers that provide customer support around the clock via the Web or telephone. Service options are tailored to the specific needs of enterprise class customers, across all of our products, enabling our customers to have what we believe is a premium support experience. In addition to live answer support services, we provide self-service options for customers through our online searchable knowledge base, SecureSupport Online. Our support center call statistics are published and posted to our corporate Web site at www.securecomputing.com.

We offer our customers the option to purchase software support and upgrade service for an annual fee and we provide software updates and technical support through this program.

Customers

Our global footprint now encompasses more than 22,000 customers operating some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1000, as well as banking, financial services, healthcare, real estate, telecommunications, manufacturing, public utilities, schools, and federal, state and local governments. We have relationships with the largest agencies of the U.S. government. Our customer list also includes numerous international organizations and foreign governments. Overseas, our customers are concentrated primarily in Europe, Japan, China, the Pacific Rim, the Middle East, Australia and Latin America.

No single customer accounted for more than 10% of our total revenue in 2007, 2006 or 2005.

Sales

We sell our products and services both directly and indirectly through domestic and international distributors, VARs, major integrators, and OEMs. For 2007, sales to major end users comprised 15% of total sales, while indirect channel sales comprised 85%. Our sales organization is divided geographically into the following territories: North America; Federal; Europe, the Middle East and Africa; Asia Pacific; and Latin America.

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

The following table summarizes our products, services and other revenues (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Products	$127,042	$113,642	$79,339
Services	74,662	60,087	29,836
Other	36,201	2,968	—

Total	$237,905	$176,697	$109,175

For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Marketing

We market our products to existing customers and prospects using a variety of integrated marketing programs. Our marketing team creates and implements marketing campaigns in each of our major functional market areas: corporate marketing for company and brand awareness; product marketing for focusing on specific solutions and gateways; and partner marketing to encourage our sales channel to promote our products and services to their customers.

We generate sales leads and brand awareness through customer-focused initiatives in tandem with our channel partners. Additionally, we work closely with industry analysts such as Gartner and Forrester, as well as with our current customers to understand the trends and needs associated with the enterprise gateway security marketplace. Our research and experience help drive key marketing initiatives including: direct marketing, Web marketing, advertising, customer seminars, Web seminars, and trade shows. We also work closely with outside vendors to help us pre-qualify leads in order to provide our partners with well qualified prospects.

An active worldwide public relations program ensures that we receive appropriate press coverage for our various programs and announcements, as well as obtain product reviews and speaking engagements. In addition to our marketing programs, we stimulate interest and demand for our solutions through our corporate Web site, channel partner Web sites and other industry-specific Web sites, providing white papers, newsletters, and technical notes. Several of our senior technical staff contribute articles to industry periodicals as well as abstracts for presentations they provide to industry specific summits and events, further extending our ability to educate the industry about e-business security.

Competition

The market for enterprise gateway security is highly competitive. Our products compete on the basis of quality of security, ease of installation and management, scalability, performance, price and flexibility. Current significant competitors for our existing product lines include: Check Point Software Technologies Ltd.; Cisco Systems, Inc.; Fortinet, Inc.; Juniper Networks, Inc.; EMC Corporation; VASCO Data Security International, Inc.; SonicWall, Inc.; Blue Coat Systems, Inc.; Symantec Corporation; IBM Internet Security Systems; Tumbleweed Communications Corp.; and Websense, Inc.

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

Manufacturing

Our manufacturing operations consist primarily of light manufacturing of our software and appliance products. We use subcontractors to duplicate software media and print user documentation and product packaging for our software products. We have two different processes for manufacturing our appliances depending on the product line. We either procure computer servers from major computer manufacturers and then assemble the final software and hardware products at our facilities in St. Paul, Minnesota or we outsource all services to third party providers. The third party providers complete the hardware build per our configuration specifications, perform a final test, and then image and drop ship the product directly to our customers. Beginning in 2008 all of our appliances will be assembled at our facilities in St. Paul, Minnesota.

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

Research and Development

Our internal engineering staff performs internal development introducing features to our existing products, providing maintenance for our existing products, and delivering new products. For the years ended December 31, 2007, 2006, and 2005, our research and development expenses were $44.0 million, $34.1 million, and $16.8 million, respectively.

We intend to keep our products broadly compatible with industry standards, other information security products and other applications. In addition, we will introduce new products as market demand develops for such products. We design our products so that they support emerging or evolving security and content standards, such as Transmission Control Protocol (TCP), Hypertext Transfer Protocol (HTTP), Extensible Markup Language (XML), Simple Mail Transfer Protocol (SMTP), the Public Key Cryptography Standards (PKCS), IPSec, Lightweight Directory Access Protocol (LDAP), Internet Protocol Version 6 (IPv6), SSL, Internet Content Adaptation Protocol (ICAP), and others.

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

Employees

As of December 31, 2007, we had 971 employees. Of these employees, 346 were involved in sales and marketing, 152 in customer support and services, 296 in research and development, 59 in production, 41 in information technology and 77 in administrative, human resources and finance. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers and their ages as of February 29, 2008 are as follows:

EXECUTIVE OFFICERS	AGE	POSITION WITH SECURE COMPUTING CORPORATION
John E. McNulty	61	Chief Executive Officer and Chairman of the Board
Daniel P. Ryan	48	President and Chief Operating Officer
Timothy J. Steinkopf	46	Senior Vice President of Operations and Chief Financial Officer
Glenn S. Cross	50	Senior Vice President of Worldwide Sales
Michael J. Gallagher	44	Senior Vice President of Product Development and Support
Mary K. Budge	52	Senior Vice President, Secretary and General Counsel
Atri Chatterjee	45	Senior Vice President of Marketing

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

DANIEL P. RYAN was appointed to President and Chief Operating Officer in August 2007. Mr. Ryan joined us from Oracle Corporation where he served as Senior Vice President, Enterprise Content Management Products. Prior to the acquisition of Stellent, Inc. by Oracle in December 2006, Mr. Ryan held the position of

COO of Stellant. He held additional roles as well over his eight-year tenure at Stellent, including Executive Vice President of Marketing and Business Development, with additional responsibility over Product Management and Strategic Partnerships and Alliances. Prior to Stellent, he served as Vice President of Marketing and Business Development at Foglight Software, Inc.

TIMOTHY J. STEINKOPF is our Senior Vice President of Operations and Chief Financial Officer. Mr. Steinkopf first joined us as Treasurer and Director of Investor Relations in September 2000 and assumed the positions of Vice President and Chief Financial Officer in March 2001. Mr. Steinkopf was appointed to Senior Vice President in January 2002. From 1999 until joining us, he was at Silicon Entertainment, Inc. where his last position was Chief Financial Officer and Vice President of Finance. He was the Vice President of Finance, Secretary and Treasurer at Watt/Peterson Inc. from 1991 to 1999. Prior to that, he was an international audit manager at Ernst & Young LLP.

GLENN S. CROSS was appointed to Senior Vice President of Worldwide Sales in November 2007. Mr. Cross joined us from SurfControl Ltd. where he served as Executive Vice President of Global Sales from 2005 until joining us. From 2003 to 2005 Mr. Cross was Senior Vice President of Sales and Professional Services at Nuance Communications. In 2003, he was the Vice President of Sales and Services at ActivCard, Inc. From 2001 to 2003 he was the Senior Vice President of Sales, Service and Business Development at Palm, Inc. and prior to that he held a number of sales management positions at Sun Microsystems, Inc. and Adobe Systems Incorporated.

MICHAEL J. GALLAGHER is our Senior Vice President of Product Development and Support. Mr. Gallagher rejoined us as Vice President and General Manager of our Network Security Division in 1999 and assumed the position of Senior Vice President of Product Development in August 2003. From 1997 until rejoining us, he was the Vice President of Software and Systems Engineering at Datakey, Inc.. In 1996 and into 1997, he was employed by us and was responsible for management of several firewall and security initiatives. Prior to that he held various software engineering and technical management positions with increasing responsibility at Unisys Corporation.

MARY K. BUDGE is our Senior Vice President, Secretary and General Counsel. Ms. Budge joined us in November 1996 as corporate counsel and was appointed Senior Vice President in February 2005. Prior to joining us, she was an attorney for Schwegman, Lundberg, Woessner & Kluth where she specialized in trademark and copyright law. She is also a member of the Minnesota Bar Association and the American Corporate Counsel Association.

ATRI CHATTERJEE is our Senior Vice President of Marketing. Mr. Chatterjee joined us in August 2006 as a result of our acquisition of CipherTrust, Inc., where he served as Senior Vice President of Marketing since April 2006. From September 2003 until joining CipherTrust, he co-founded Mercora and served as the Vice President of Marketing and Business Development. In 2001 and into 2003, he served as the Vice President of Marketing and Business Development for McAfee, Inc.

None of the executive officers are related to each other or to any other director of Secure Computing.

Other

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available, free of charge, on our website at www.securecomputing.com as soon as reasonably practicable after they are filed with the Securities Exchange Commission (SEC). Information contained or referenced on our website is not incorporated by reference in and does not form a part of this Annual Report on Form 10-K.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us.

ITEM 1A.    RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

We have experienced operating losses in the past and may experience operating losses in the future.    In 2007 we incurred operating losses of $7.9 million, $6.6 million, $4.9 million, and $3.6 million in the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007, respectively. If we are unable to attain operating profits in the future, our stock price may decline, which could cause investors to lose part or all of their investment in our common stock.

In 2007 we were cash flow positive; however, we have experienced negative cash flow in the past and may experience negative cash flow in the future. If, at that time, sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements.    We believe that we have sufficient financial resources to satisfy our working capital requirements for at least the next 12 months. We may seek to sell additional equity or debt securities or obtain an additional credit facility at that time or sooner if our plans change or if we expend cash sooner than currently anticipated. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. Our failure to obtain financing at that time could result in our insolvency and the loss to investors of their entire investment in our common stock.

If we fail to meet the borrowing requirements under our credit agreement, we may be unable to obtain necessary short-term financing and if we default on a secured loan, material assets of ours could be subject to forfeiture.    We currently are party to a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank which provides us with a $90.0 million term loan facility, a $20.0 million revolving credit facility and a swingline loan sub-facility. As of December 31, 2007, we had $44.0 million of outstanding indebtedness. Of this indebtedness, approximately $24.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates. An increase in interest rates would have a negative impact on our earnings due to an increase in interest expense. As is typical for credit facilities of this sort, the credit agreement for such credit facility imposes certain restrictions on us, including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit agreement requires us to comply with certain financial covenants, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We cannot be certain that we will be able to comply with such financial covenants when a loan is needed or continue to comply with such covenants when a loan is outstanding. If we fail to satisfy these covenants or if we are unable to meet the conditions for borrowing under our credit agreement when funds are required, we could be prevented from meeting our payment obligations, which could have a material adverse effect on our business, financial conditional and operating results.

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

Our significant stockholders could have significant influence over us.    Warburg Pincus beneficially owns 100% of the outstanding shares of our Series A Preferred Stock, which shares are convertible into approximately 6.1 million shares of our common stock or approximately 7.0% of our common stock on a fully diluted basis. The shares of Series A Preferred Stock are convertible into shares of our common stock at the holder’s option, at a rate determined by dividing the aggregate liquidation preference of the shares of Series A Preferred Stock to be converted by $12.75. This liquidation preference, and the shares of common stock issuable upon conversion of the Series A Preferred Stock, accretes at the rate of 5% per year, compounded semi-annually over time. Subject to certain exceptions and limitations, the liquidation preference shall accrete for 54 months from the date of issuance, giving Warburg Pincus approximately 6.7 million shares of our common stock, or 8.2% of our company on a fully accreted and diluted basis. Also, Warburg Pincus holds a warrant to purchase 1.0 million shares of common stock at an initial per share exercise price of $13.85. Additionally, Warburg Pincus is entitled to nominate a member to our board of directors and the consent of the holders of the Series A Preferred Stock is required for certain corporate actions.

Jay Chaudhry, our former Vice Chairman of the Board and Chief Strategy Officer, beneficially owns 5,026,545 shares of our common stock, or 6% of our common stock on a fully diluted basis. Richard Scott, a member of our Board of Directors, beneficially owns 3,992,431 shares of our common stock, or 5% of our common stock on a fully diluted basis.

Accordingly, Warburg Pincus, Jay Chaudhry, and Richard Scott could significantly influence the outcome of any corporate transaction or other matter submitted to the stockholders for approval. The interests of Warburg Pincus, Jay Chaudhry, and Richard Scott may differ from the interests of other stockholders.

Holders of our Series A Preferred Stock have rights that are different and senior to those of our common stock.    Holders of our Series A Preferred Stock are entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following:

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

•

if a change of control occurs within five years of the issuance of the Series A Preferred Stock, the liquidation preference shall be an amount equal to the liquidation preference then in effect plus a premium of (i) 15% if the change of control occurs prior to the first anniversary of the issuance of the Series A Preferred Stock, (ii) 10% if the change of control occurs after the first anniversary of the issuance of the Series A Preferred Stock but prior to the second anniversary of the issuance of the Series A Preferred Stock, (iii) 5% if the change of control occurs after the second anniversary of the issuance of the Series A Preferred Stock but prior to the fourth anniversary of the issuance of the Series A Preferred Stock or (iv) 1% if the change of control occurs after the fourth anniversary of the issuance of the Series A Preferred Stock but prior to the fifth anniversary of the issuance of the Series A Preferred Stock;

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

The trend toward multi-function security solutions may result in a consolidation of the market around a smaller number of vendors that are able to provide the necessary breadth of products and services. In the event that we are unable to internally develop all of the products needed for a complete, secure e-business solution, we may need to acquire such technology or be acquired by a larger entity. However, we cannot be certain that, in the event that we are not able to internally develop all of the products needed for an enterprise-wide security solution, we will be able to acquire such technology or acquire or merge with other entities on terms favorable to us and our stockholders.

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

Denial of our patent applications or invalidation or circumvention of our patents may weaken our ability to compete in the enterprise gateway security market.    While we believe that our pending applications relate to patentable devices or concepts, we cannot be certain that any pending or future patent applications will be granted. There is also the risk that a current or future patent, regardless of whether we are an owner or a licensee of such patent, may be challenged, invalidated or circumvented. In addition, we cannot be certain that the rights granted under a patent or under licensing agreements will provide competitive advantages to us.

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

Disclosure of our trade secrets or proprietary information may undermine our competitive advantages.    We cannot be certain that the confidentiality agreements protecting our trade secrets and proprietary expertise will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

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

Our stock price is highly volatile, which may cause our investors to lose money and may impair our ability to raise money, if necessary.    The price of our common stock, like that of many technology companies, has fluctuated widely. During 2007, our stock price ranged from a per share high of $10.54 to a low of $6.27. Fluctuation in our stock price may cause our investors to lose money and impair our ability to raise additional capital, if necessary. Factors that may affect stock price volatility include:

•	Unexpected fluctuations in operating results;

•	Our competitors or us announcing technological innovations or new products;

•	General economic conditions and weaknesses in geographic regions of the world;

•	Threat of or the occurrence of terrorist attacks or acts of war in the U.S. or abroad;

•	Developments with respect to our patents or other proprietary rights or those of our competitors;

•	Our ability to successfully execute our business plan and compete in the enterprise gateway security industry;

•	Relatively low trading volume;

•	Product failures; and

•	Analyst reports and media stories.

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

If we lose a significant customer, we will realize smaller profits.    We derive a significant portion of our revenues from a limited number of customers. For example, our top five customers made up 10% of our sales in 2007. If we lose any of these customers or if our revenues from any of these customers are reduced, and we fail to replace the customer or fail to increase sales from other customers, we will incur smaller gross profits.

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

In addition, collection of amounts due to us from sales to international customers generally takes longer than for other sales. Therefore, if our sales to international customers increase as a percentage of our total revenue, the average number of days it takes for us to collect amounts due from our customers may increase. If there is an increase in the time required for us to collect amounts due us, we will have less cash to fund our operations than we anticipated. This in turn could adversely affect our financial condition and operating results.

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

Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle for our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders, and consequently, order backlog, if any, at the beginning of any period has in the past represented only a small portion, if any, of that period’s expected revenue. As a result, our product sales in any period substantially depend on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

Anti-takeover provisions in our charter documents and Delaware law could discourage a takeover or future financing.    The terms of our certificate of incorporation permit our Board of Directors to issue up to 2,000,000 shares of preferred stock and determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.

The Board may authorize the issuance of additional preferred stock with voting or conversion rights that could materially weaken the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, provisions of Delaware law, our certificate of incorporation and our bylaws, such as a classified board and limitations on the ability of stockholders to call special meetings, could delay or make more difficult a merger, tender offer, proxy contest, or other takeover attempts.

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

Our international operations subject us to risks related to doing business in foreign countries.    International sales are a substantial portion of our business. Although all of our sales are payable in U.S. dollars as of December 31, 2007, several factors could make it difficult for customers from foreign countries to purchase our products and services or pay us for obligations already incurred. Such factors include:

•	Severe economic decline in one of our major foreign markets; and

•	Substantial decline in the exchange rate for foreign currencies with respect to the U.S. dollar.

A decline in our international sales or collections of amounts due us from customers could materially affect our operations and financial conditions. For fiscal year 2007, 36% of our total revenue came from international sales compared to 39% in 2006. A very large drop in our sales or collections of amounts due to us in these specific countries as a result of recession or other economic or political disturbances would likely harm our net sales and operating results.

In addition, we face a number of general risks inherent in doing business in international markets including, among others:

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers;

•	Legal uncertainty regarding liability;

•	Threat of or the occurrence of terrorist attacks or acts of war;

•	Political instability;

•	Potentially greater difficulty in collecting amounts due us;

•	Longer periods of time to collect amounts due us; and

•	A higher rate of piracy of our products in countries with a high incidence of software piracy.

ITEM 2.    PROPERTIES

We are currently headquartered in 10,895 square feet of office space in San Jose, California. In mid 2008, we will move our headquarters to a new office in San Jose, California with 17,639 square feet. We have a facility in St. Paul, Minnesota with 167,344 square feet occupied by production, research and development, customer support and administration. We have a facility in Alpharetta, Georgia with a square footage of 75,288, 13,997 of which is subleased, that is occupied by research and development, customer support and sales. We have research facilities located in Concord, California and Deerfield Beach, Florida that occupy 17,240 and 30,148 square feet, respectively. We sublease 8,552 square feet of the Deerfield Beach, Florida facilities. We have foreign research facilities located in Brisbane, Australia and Paderborn, Germany that occupy 9,526 square feet and 14,574 square feet, respectively. In support of our U.S. field sales organization, we also lease 8,198 square feet of office space in Reston, Virginia. We terminated our operations at the 10,102 square feet Seattle facility during the first quarter of 2007 and subleased the space beginning in August 2007. We occupy these premises under leases expiring at various times through the year 2019. We also have foreign offices in London, England; Sydney and Melbourne, Australia; Munich, Germany; Paris, France; The Netherlands; Singapore; Japan; Dubai; China and Hong Kong. All our facilities are leased and we believe that our facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery is complete and trial is set to begin on March 3, 2008.

On May 4, 2007, Secure Computing filed a complaint in the United States District Court for the district of Minnesota against Finjan Software Ltd. and Finjan Software, Inc. In its complaint, Secure Computing asserts that Finjan’s load-balancing security solutions, including but not limited to Finjan’s Vital Security Load Balancer NG-5300, infringe U.S. Patent No. 7,171,681. On May 24, 2007, Secure Computing filed an amended complaint adding additional claims that Finjan is in violation of §43(a) of the Lanham Act, the Minnesota Deceptive Trade Practices Act, and Minnesota’s common law, for unfair competition and false advertising. The complaint seeks, among other things, unspecified monetary damages arising from Finjan’s unauthorized use of Secure Computing’s patented technology and for Finjan’s continued and willful false and/or misleading statements in advertising. Finjan has counterclaimed, asserting that Secure Computing has breached a Smartfilter OEM Agreement, and that Secure Computing is in violation of §43(a) of the Lanham Act, the Delaware Deceptive Trade Practices Act, and Delaware’s common law, for unfair competition and false advertising. Secure Computing denies the allegations made in Finjan’s counterclaims. This matter was transferred to the United States District Court for the district of Delaware. Discovery has not yet commenced.

On January 19, 2007, Rosenbaum Capital, LLC. filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed motions to dismiss. Those motions are fully briefed, and the parties are awaiting a decision. To the extent plaintiff is found to have stated a valid legal claim, which defendants dispute, we believe that our public statements during the class period were timely and accurate; and the defendants intend to defend the claims vigorously.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. Related to this allegation, the complaint also alleges claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. In February 2008, the plaintiff amended her complaint to add a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. This matter is pending.

We intend to vigorously defend all claims against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the three months ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol “SCUR.” As of February 20, 2008, there were approximately 4,300 registered holders. The number of registered holders represents the number of stockholders of record plus the number of individual participants in security position listings. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name and that there are approximately 25,000 beneficial owners. The low and high sale price of our common stock during the last eight quarters is as follows:

	2007		2006
Quarter	High	Low	High	Low
First	9.77	6.27	15.29	11.08

Second	8.68	7.07	11.85	7.65

Third	9.85	7.05	8.68	4.82

Fourth	10.54	8.56	7.27	6.15

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future.

Sale of Unregistered Securities

In August 2005, we entered into a Securities Purchase Agreement with Warburg Pincus IX, L.P., as amended December 9, 2005. Pursuant to the terms of the Securities Agreement, we agreed to issue to Warburg Pincus 700,000 shares of Series A Preferred Stock and a warrant to purchase 1,000,000 shares of our common stock in exchange for $70 million, subject to stockholder approval, among other conditions. The shares of Series A Preferred Stock are convertible at $12.75 a share and include a 5% accretive dividend. The warrant is exercisable at a price of $13.85 per share. On January 11, 2006, our stockholders approved the issuance of shares of Series A Preferred Stock and a warrant to purchase shares of our common stock to Warburg Pincus, which we issued on January 12, 2006. The issuance was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. We filed a Registration Statement on Form S-3 which registered the shares of common stock issuable upon conversion of the Series A Preferred Stock and the common stock issuable upon exercise of the warrant for resale.

In August 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. The aggregate purchase price was $270.1 million consisting primarily of $188.1 million in cash, the issuance of 10.0 million shares of common stock valued at $68.1 million, the conversion of outstanding CipherTrust stock options into options to purchase 2.5 million shares of our common stock with a fair value of $7.8 million, and direct costs of the acquisition of $6.1 million. The issuance of 10.0 million shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D of the Securities Act.

Performance Evaluation

The graph below compares total cumulative stockholders’ return on the common stock for the period from the close of the NASDAQ Stock Market—U.S. Companies on December 31, 2002 to December 31, 2007, with the total cumulative return on the Computer Index for the NASDAQ Stock Market—U.S. Companies (the “Computer Index”) and the Composite Index for the NASDAQ Stock Market (the “Composite Index”) over the same period. The index level for the graph and table was set to 100 on December 31, 2002 for the common stock, the Computer Index and the Composite Index and assumes the reinvestment of all dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the data set forth below in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	(Table in thousands, except per share amounts)
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Revenue	$237,905	$176,697	$109,175	$93,378	$76,213
Gross profit	167,933	127,539	87,126	75,991	63,578
Net (loss)/income from continuing operations	(35,056)	(27,398)	21,374	12,835	9,290
Net loss from discontinued operations/disposal of AT division	—	—	—	—	(1,034)
Net (loss)/income	(35,056)	(27,398)	21,374	12,835	8,256
Net (loss)/income applicable to common shareholders	(38,779)	(43,551)	21,374	12,835	8,256

Basic (loss)/income per share:
Continuing operations	(0.59)	(0.76)	0.59	0.36	0.29
Discontinued operations/disposal of AT division	—	—	—	—	(0.03)

Basic (loss)/income per share	$(0.59)	$(0.76)	$0.59	$0.36	$0.26

Diluted (loss)/income per share:
Continuing operations	(0.59)	(0.76)	0.57	0.34	0.28
Discontinued operations	—	—	—	—	(0.03)

Diluted (loss)/income per share	$(0.59)	$(0.76)	$0.57	$0.34	$0.25

BALANCE SHEET DATA:
Total assets (1)	718,749	724,128	171,763	130,914	108,475
Debt, net of fees	41,461	85,023	—	—	—
Convertible preferred stock	69,281	65,558	—	—	—
Stockholders’ equity	397,662	409,741	121,883	91,826	72,014

(1)	Total assets include goodwill from acquisitions of $528.3 million for 2007, $533.7 million for 2006, $39.2 million for 2005, $39.3 million for 2004, and $40.5 million for 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We are a leading provider of enterprise gateway security solutions. Our best-of-breed portfolio of solutions provides Web Gateway, Mail Gateway, and Network Gateway security, as well as Identity and Access Management that are further differentiated by the proactive protection provided by TrustedSource global intelligence.

Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. Each of our products provides a complete solution in and of itself, and they also integrate with each other for a more comprehensive, unified, and centrally managed solution. We have developed a vision for comprehensive security on the enterprise gateway that embodies the following core design principles: appliance-based delivery; real-time, reputation-driven intelligence; application and content awareness; centralized policy, management and reporting; bi-directional protection; user management and education; performance; and resiliency.

We continue to execute on our strategy to significantly increase our presence in the industry and to define and become the leader in the enterprise gateway security market. In early 2007 we completed the development that merged the acquired CyberGuard Firewall/VPN technologies (TSP and Classic) with our Sidewinder G2® Security Appliance resulting in our next generation Network Gateway Security appliance called Sidewinder 7.0. In addition, we integrated our CipherTrust acquired TrustedSource technology into our CyberGuard acquired SnapGear® firewall/VPN appliance for small and medium-sized businesses (SMB) and remote offices resulting in an industry leading, next generation SMB Network Security Appliance. We also released a newly enhanced version of our award-winning Web filtering solution, SmartFilter® 4.2 with TrustedSource technology which marks our fourth product integration with TrustedSource, our global reputation system.

In the second half of 2007 we completed development and released Webwasher 6.6. In addition, we completed development and released IronMail 6.7. With these releases, all current version appliances for our Web, Mail, and Network Gateway products are consolidated on a common set of appliance platforms.

Our Enterprise Gateway Security revenue represented 86% of total revenue in 2007, a 40% or $58.7 million increase over the prior year. The increase was driven by the acquired CipherTrust products which contributed $41.0 million and sustained demand for Enterprise Gateway Security solutions. Our Identity and Access Management revenue represented 14% of total revenue in 2007, an 8% or $2.5 million increase over the prior year. This increase was primarily driven by sustained demand for high assurance solutions.

Our global footprint now encompasses more than 22,000 customers operating some of the largest and most sensitive networks and applications in the world. Our partners and customers include the majority of the Dow Jones Global 50 Titans and numerous organizations in the Fortune 1,000, as well as banking, financial services, healthcare, real estate, telecommunications, manufacturing, public utilities, schools and federal, state and local governments. We also have close relationships with the largest agencies in the U.S. government.

International sales accounted for 36% of total revenue during 2007. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, the Middle East, Australia and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end-users. In 2007, our market presence continued to expand through our extensive worldwide network of value-added resellers, distributors, and OEM partners. These partners generated 85% of our sales in 2007.

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

We incurred net losses of $35.1 million and $27.4 million in 2007 and 2006, respectively. Until we are able to establish vendor specific objective evidence (VSOE) on the sales of our CipherTrust product line and our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward. For further explanation of VSOE and our revenue recognition policy, refer to the “Critical Accounting Policies and Estimates” section on page 38.

As of December 31, 2007, we had $12.1 million in cash, cash equivalents and restricted cash with no outstanding borrowings on our $20.0 million revolving credit facility. We generated $52.0 million in cash from operations for the year of which $44.0 million was used to accelerate payments on our term debt. As of December 31, 2007, our term debt balance, net of fees, was $41.5 million and we were in compliance with all debt covenants. We expect to generate cash during 2008 as we expect billings to continue to grow at a faster rate than operating expenses.

Results of Operations

The following table sets forth, for the periods indicated, the statements of operations of our company expressed as a percentage of revenue:

	Year ended December 31,
	2007	2006	2005
Revenues:
Products	54%	64%	73%
Services	31	34	27
Other (See Note)	15	2	—

Total revenues	100	100	100
Cost of revenues:
Products	17	18	15
Services	7	7	5
Other (See Note)	2	—	—
Amortization of purchased intangibles	3	3	—

Total cost of revenues	29	28	20

Gross profit	71	72	80
Operating expenses:
Selling and marketing	50	48	39
Research and development	18	19	15
General and administrative	7	8	7
Amortization of purchased intangibles	5	6	—
Litigation settlement	—	1	—

Total operating expenses	80	82	61

Operating (loss)/income	(9)	(10)	19
Other (expense)/income	(3)	(—)	2

(Loss)/income before tax	(12)	(10)	21
Income tax expense	(3)	(6)	(1)

Net (loss)/income	(15%)	(16%)	20%

Preferred stock accretion	(1)	(2)	—
Charge from beneficial conversion of preferred stock	—	(7)	—

Net (loss)/income applicable to common shareholders	(16%)	(25%)	20%

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Years Ended December 31, 2007 and 2006.

Revenue.    Our total revenues increased 35% to $237.9 million in 2007, up from $176.7 million in 2006. Our product revenues increased 12% to $127.0 million in 2007, up from $113.6 million in 2006. Our service revenues increased 24% to $74.7 million in 2007, up from $60.1 million in 2006. Other revenue increased $33.2 million in 2007 to $36.2 million, up from $3.0 million in 2006. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable in 2007 and 2006, respectively. This revenue is primarily from our Mail Gateway product line revenues, which were acquired with the CipherTrust acquisition in 2006. Because we are unable to establish VSOE of fair value on undelivered elements, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the service period. The total revenue growth was driven by a 40% or $58.7 million increase in the Enterprise Gateway Security revenue which represented 86% of total revenue and an 8% or $2.5 million increase in the Identity and Access Management revenue which represented 14% of total revenue. The growth in the Enterprise Gateway Security revenue was primarily driven by a $41.0 million increase in the Mail Gateway product line acquired in late 2006.

Cost of Revenues and Gross Profit.    Total cost of revenues, which includes products and services costs and the amortization of purchased intangibles, increased 42% to $70.0 million in 2007, up from $49.2 million in 2006. This increase is the direct result of the increase in both total revenues and the amortization of purchased intangibles. Gross profit as a percentage of revenue decreased from 72% in 2006 to 71% in 2007. Gross profit for products decreased to 69% in 2007 compared to 73% in 2006. This decline was driven by the increased amortization of the developed technologies acquired in the CipherTrust acquisition and by the increased sales volume on products containing a hardware component, which have a lower gross profit margin than our software products. Gross margins were also reduced as more of our business continues to be transacted with channel partners versus direct to end users. In 2007 sales to our indirect channel partners comprised 85% of total sales versus 81% of total sales in 2006. Gross profit for services was 78% in 2007 compared to 81% in 2006. The decline in the gross profit rate for services was primarily driven by increased customer support costs due to share-based compensation and increased customer support headcount and related costs in 2007 compared to 2006.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization expense for purchased intangible assets, and litigation settlement costs. Total operating expenses increased 31% to $190.9 million for 2007, up from $145.3 million in 2006. This increase was driven primarily by increased headcount and related costs as a direct result of the CipherTrust acquisition. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 80% for 2007 compared to 82% in 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in research and development and general and administrative expenses faster than the growth in selling and marketing expenses along with no litigation settlement costs being incurred in 2007 compared to 2006.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of those costs are included here. Selling and marketing expenses increased 42% to $120.0 million in 2007, up from $84.5 million in 2006. This increase was driven primarily by increased sales and customer support headcount and related costs as a direct result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs and share-based compensation costs. As a percentage of revenue, selling and marketing expenses were 50% in 2007 compared to 48% in 2006. This increase was primarily driven by the growth in sales and customer support headcount and discretionary marketing expenses outpacing the increase in revenue.

Research and Development.    Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 29% to $44.0 million in 2007, up from $34.1 million in 2006. This increase was driven primarily by increased research and development headcount and related costs as a direct result of the CipherTrust acquisition and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 18% in 2007 compared to 19% in 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in research and development expenses.

General and Administrative.    General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 18% to $16.0 million in 2007, up from $13.6 million in 2006. This increase was driven primarily by increased share-based compensation costs and an increase in legal fees associated with defending the complaints described in Note 13 of the Notes to the Condensed Consolidated Financial Statements. As a percentage of revenue, general and administrative expenses were 7% in 2007 compared to 8% in 2006. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in general and administrative expenses.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions, described in Note 2 and 3 of the Notes to the Consolidated Financial Statements, respectively. Amortization expense for these acquired tradenames and customer lists increased 2% to $10.9 million in 2007 up from $10.6 million in 2006 due to a full year of amortization expense being recorded for CipherTrust intangibles acquired in August 2006, offset by the decrease in the amortization expense recognized for the CyberGuard intangibles acquired in January 2006. As a percentage of revenue, amortization expense for purchase intangible assets was 5% in 2007 compared to 6% in 2006. This improvement was primarily driven by growth in revenue and an immaterial increase in amortization expense.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards, restricted stock units and shares purchased under our Employee Stock Purchase Plan (ESPP) under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” was allocated as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of product revenues	$322	$357
Cost of service revenues	812	567
Selling and marketing	9,085	5,260
Research and development	3,523	2,542
General and administrative	2,256	1,830

Total share-based compensation expense	$15,998	$10,556

The increase in share-based compensation expense is due to increased headcount and a full year of share-based compensation expense being recognized for the grants awarded to acquired CyberGuard employees in May 2006 and acquired CipherTrust employees in September 2006. In 2006, we granted restricted stock awards under the 2002 Plan primarily to certain executive officers. In addition to issuing stock options, during the first quarter of 2007 we began issuing restricted stock awards and restricted stock units to employees at all job levels. Restricted stock awards and units granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years.

Litigation Settlement.    Litigation settlement expense of $2.5 million in 2006 pertained to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represents a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

Other Expense.    Other expense was $6.8 million in 2007 as compared to $120,000 in 2006. This increase is primarily a result of incurred interest expense related to debt assumed for the CipherTrust acquisition and a decrease in interest income on a lower average cash balance.

Income Taxes.    During 2007, we recorded income tax expense of $5.3 million. Of this $5.3 million income tax expense, $397,000 is a cash tax expense related to domestic taxes and $1.7 million of foreign income taxes due. The remaining tax expense is all non-cash expense. The significant components of the non-cash portion are $245,000 related to an increase to Financial Accounting Standards Board Interpretation No. 48 (FIN 48) tax interest and penalties that would impact the effective tax rate, $879,000 related to the release of valuation allowance on our foreign deferred tax assets, in which the benefit was recorded to goodwill and $2.0 million related to indefinite lived intangibles. This is compared with $9.5 million of income tax expense recorded in 2006 which consisted of $8.5 million non-cash expense related to a net tax valuation allowance recorded on our net deferred tax assets and the remainder related to current income tax.

Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the available alternative tax net operating loss deduction carryforward. Current tax law provides that part or all of the amount of the alternative minimum tax paid can be carried forward indefinitely and credited against federal regular tax in future tax years to the extent the regular tax liability exceeds the alternative minimum tax in those years. For 2007, the reversal of $879,000 of the tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement. This is compared to $3.1 million recorded in 2006.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability on our balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized on the FIN 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. Since adoption, we have recognized approximately a $1.4 million increase in the liability for unrecognized tax benefits, $245,000 of which, if recognized, would impact the effective tax rate. We have $1.1 million of uncertain tax benefits which, if recognized, would be offset by an increase in the valuation allowance on net operating losses and thus have no impact on the effective tax rate. Also, in accordance with FIN 48, we have recognized $30,000 in interest expense and $31,000 in penalties, as income tax expense for the year ended December 31, 2007.

Worldwide net operating loss carryforwards totaled approximately $357.1 million at December 31, 2007, comprised of $344.1 million domestic net operating loss carryforwards and $13.0 million of international net operating loss carryforwards. These carryforwards are available to offset taxable income through 2027 and will start to expire in 2011. Of these carryforwards, $107.9 million relates to acquired CyberGuard net operating losses, $63.7 million relates to acquired N2H2 net operating losses, and $20.2 million relates to acquired CipherTrust net operating losses. Utilization of state carryforrwards may differ in some states due to methodologies used by the various jurisdictions. We have provided a complete valuation allowance on primarily all of these acquired losses, and upon release of the valuation allowance, a portion of the benefit will go to the balance sheet to reduce goodwill instead of a benefit to the income tax provision. With the adoption of SFAS No. 141(R) in 2009, the recognition of changes in the acquirer’s income tax valuation allowance resulting from business combinations will be recorded as adjustments to income tax expense. As of December 31, 2007 we have deducted $62.1 million related to stock option exercises. The tax benefit from these stock option exercises will be recorded as an increase to additional paid-in capital upon utilization of the net operating losses.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. From time to time, the audits result in proposed assessments. During the second quarter of 2007, we reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to the CipherTrust federal income tax return for 2003 and 2005. The audit of CipherTrust’s federal income tax return for 2004 was settled in 2006. The final resolution of these audits did not have a materially adverse effect on our consolidated financial position, liquidity and results of operations.

Estimates were used in the determination of our provision for income taxes, current income taxes payable and in our deferred tax asset and liability analysis. These estimates take into account current tax laws and our interpretation of these current tax laws within the various taxing jurisdictions within which we operate. Changes in the tax laws or our interpretation of tax laws and the resolution of future audits could impact our provision for income taxes.

Comparison of Years Ended December 31, 2006 and 2005.

Revenue.    Our total revenues increased 62% to $176.7 million in 2006, up from $109.2 million in 2005. Our product revenues increased 46% to $115.6 million in 2006, up from $79.3 million in 2005. Our service revenues increased 105% to $61.1 million in 2006, up from $29.8 million in 2005. Other revenue was $3.0 million in 2006 compared with none in 2005. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable in 2006. This revenue is primarily from our Mail Gateway product line revenues, which were acquired with the CipherTrust acquisition in 2006. Because we are unable to establish VSOE of fair value on undelivered elements, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the service period. The increase in total revenues in 2006 was driven by growth across all product categories. Our Enterprise Gateway Security revenue represented 83% of total revenue in 2006, a 79% or $65.1 million increase over the prior year. The increase was driven by the acquired CyberGuard products which contributed $63.1 million in 2006 and sustained demand for Enterprise Gateway Security solutions. Our Identity and Access Management revenue represented 17% of total revenue in 2006, a 9% or $2.4 million increase over the prior year. This increase was primarily driven by sustained demand for high assurance solutions. Because we are unable to establish VSOE of fair value on the CipherTrust product line revenues, the majority of the revenue from those product lines has been deferred and will be recognized as revenue over the term of the undelivered elements.

Cost of Revenues and Gross Profit.    Total cost of revenues, which includes products and services costs and the amortization of purchased intangibles, increased 124% to $49.2 million in 2006, up from $22.0 million in 2005. This increase is the direct result of the increase in total revenues and the addition of the amortization of purchased intangibles and share-based compensation. Gross profit as a percentage of revenue decreased from 80% in 2005 to 72% in 2006. Gross profit for products decreased to 68% in 2006 compared to 79% in 2005. This decline was driven by the amortization of the developed technologies acquired in the CyberGuard and CipherTrust acquisitions and by the increased sales volume on products containing a hardware component, which have a lower gross profit margin than our software products. Gross margins were also reduced as more of our business continued to be transacted with channel partners versus direct to end-users. In 2006 sales to our indirect channel partners comprised 81% of total sales versus 73% of total sales in 2005. Gross profit for services was

81% in 2006 compared to 83% in 2005. The decline in the gross profit rate for services was primarily driven by increased customer support costs due to share-based compensation and increased headcount and related costs in 2006 compared to 2005.

Operating Expenses.    Operating expenses consist of selling and marketing, research and development, and general and administrative expenses, amortization of purchased intangible assets, and litigation settlement costs. Total operating expenses increased 118% to $145.3 million for 2006, up from $66.8 million in 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs, and increases in allocated corporate costs. As a percentage of revenue, total operating expenses were 82% for 2006 compared to 61% in 2005. This increase was primarily driven by the inclusion of costs not incurred in 2005, such as: share-based compensation of $9.6 million, amortization of purchased intangibles of $10.6 million, litigation settlement expense of $2.5 million, and costs for severance due to acquisition related restructurings, duplicate and integration costs, facility move costs and the write-off of an asset that was deemed to be fully impaired as a result of our acquisition of CipherTrust of $2.6 million. In addition, the acquired and assumed CyberGuard and CipherTrust expenses were higher as a percentage of revenue than our 2005 stand-alone expense rates.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling and marketing functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of those costs are included here. Selling and marketing expenses increased 100% to $84.5 million in 2006, up from $42.3 million in 2005. This increase was driven primarily by increased headcount and related costs along with severance for restructurings as a result of the CyberGuard and CipherTrust acquisitions, and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, the write-off of an asset that was deemed fully impaired as a result of the CipherTrust acquisition and inflationary increases in allocated corporate costs. As a percentage of revenue, selling and marketing expenses were 48% in 2006 compared to 39% in 2005. This increase was driven by costs for our acquisitions, share-based compensation costs, and in addition, the acquired and assumed CyberGuard and CipherTrust expenses were higher as a percentage of revenue than our 2005 stand-alone expense rates.

Research and Development.    Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 103% to $34.1 million in 2006, up from $16.8 million in 2005. This increase was driven primarily by increased headcount and related costs as a result of the CyberGuard and CipherTrust acquisitions and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses were 19% for the year compared to 15% in 2005. This increase was driven by share-based compensation costs and in addition, the acquired and assumed CyberGuard and CipherTrust expense rates were higher as a percentage of revenue than our 2005 stand-alone expenses.

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

Share-Based Compensation Expense.    On January 1, 2006, we adopted SFAS No. 123(R). Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our ESPP under SFAS No. 123(R) was $10.6 million in 2006 and none in 2005.

Litigation Settlement.    Litigation settlement expense of $2.5 million pertained to a charge related to litigation brought by the landlord of our former Concord, CA office. This expense represents a judgment in favor of the plaintiff for $1.1 million and additional costs of $1.4 million we incurred related to damages. The settlement was paid in July 2006.

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

Worldwide net operating loss carryforwards totaled approximately $479.5 million at December 31, 2006, comprised of $456.6 million domestic net operating loss carryforwards and $22.9 million of international net operating loss carryforwards. These carryforwards are available to offset taxable income through 2026 and will start to expire in 2011. Of these carryforwards, $208.1 million relates to acquired CyberGuard net operating losses, $59.6 million relates to acquired N2H2 net operating losses, and $19.4 million relates to acquired CipherTrust net operating losses. We have provided a complete valuation allowance on primarily all of these acquired losses, and upon release of the valuation allowance, a portion of the benefit will go to the balance sheet to reduce goodwill instead of a benefit to the income tax provision. As of December 31, 2006 we have deducted $56.8 million related to stock option exercises. The tax benefit in excess of book expense from these stock option exercises will be recorded as an increase to additional paid-in capital upon utilization of the net operating losses under the financial statement approach to recognizing the tax benefits associated with stock option deductions. Of the remaining benefit associated with the carryforwards, approximately $111.3 million has yet to be recognized in the consolidated statement of operations. However, we cannot be certain that the tax benefit of these carryforwards will be available to offset future income tax expense when taxable income is realized.

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

Liquidity and Capital Resources

Our cash and cash equivalents increased by $3.9 million from $8.2 million at December 31, 2006 to $12.1 million at December 31, 2007. For the twelve months ended December 31, 2007 we generated $52.0 million from operating activities and $9.4 million from the exercise of stock options and the sale of common stock through our ESPP, which we used to make $44.0 million in principal payments on our term debt and $12.0 million in capital purchases.

Net cash provided by operating activities of $52.0 million for the twelve months ended December 31, 2007, was generated by our net loss adjusted for non-cash expenses and our billings outpacing our operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices. Cash provided by operations was used to make accelerated payments on our term debt during the year.

Net cash used in investing activities of $14.6 million for the twelve months ended December 31, 2007, consisted mainly of $12.0 million for capital additions, which were primarily for computer equipment, technology upgrades and customer evaluation appliances and $1.7 million for capitalized software development costs and patents.

Net cash used in financing activities of $34.6 million for the twelve months ended December 31, 2007 consisted primarily of principal payments made on our term debt of $44.0 million offset by $9.4 million in proceeds related to the exercise of stock options and sale of common stock through our ESPP.

We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, repurchase shares of common stock, license technology or products related to our line of business, and make additional payments on our term debt. We expect to spend approximately $12.0 million on capital expenditures in 2008 and $2.5 million on customer evaluation equipment. Of the $12.0 million, $2.5 million is related to capital expenditures for the expansion of our St. Paul, MN facility.

A summary of our total contractual cash obligations as of December 31, 2007 is as follows (in thousands):

	Total	Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Operating leases, net of subleases	$41,293	$5,906	$10,651	$9,357	$15,379
Principal and interest payments on debt	$64,109	$3,555	$7,092	$7,101	$46,361

Total contractual cash obligations	$105,402	$9,461	$17,743	$16,458	$61,740

We have excluded our FIN 48 liabilities from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. In addition, there were no contractual purchase obligations outstanding as of December 31, 2007.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand, we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary. At December 31, 2007 there are no borrowings outstanding on this credit facility.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of December 31, 2007.

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007 or 2006.

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

When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is identified as other revenue on the consolidated statements of operations because we are unable to allocate the value of the arrangement between products and services revenue. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element. We defer these costs at the time of shipment and recognize them as cost of revenues in proportion to the product revenue as it is recognized over the service period. These costs are identified as other cost of revenues on the consolidated statement of operations.

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

We assess the impairment of goodwill annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate goodwill for impairment by comparing the fair value of our reporting unit to its carrying value, including the goodwill allocated to that reporting unit. To determine our reporting unit’s fair value in the current year evaluation, we used a valuation technique based on multiples of revenue. If management’s estimates of future operating results change or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

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

Income Taxes.    We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized a liability for unrecognized income tax benefits as of December 31, 2007. Due to an offsetting release in valuation allowance on net operating losses, the liability had minimal impact on our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statue of limitations. However, due to net operating loss carryforwards from prior periods, the Internal Revenue Service (IRS) could potentially review the losses generated back to 1989. We are subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2001.

Share-Based Compensation.    Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the year ended December 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our ESPP as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each period prior to the adoption of SFAS No. 123(R), as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation expense for share-based payments that vested during the year ended December 31, 2006 using the following valuation methods: (a) for share-based payments granted prior to, but not yet vested as of, January 1, 2006, the grant date fair value was estimated in accordance with the original provisions of SFAS No. 123, and (b) for share-based payments granted on or after January 1, 2006, the grant date fair value was estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R). We estimate the fair value of stock options granted and the discount offered through our ESPP using the Black Scholes model, which requires the input of highly subjective assumptions. See Note 10 for information on the impact of our adoption of SFAS No. 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation. In addition, we began offering restricted stock awards in 2006 along with restricted stock units in 2007and we intend to continue to do so in the future.

Inflation

To date, we have not been significantly affected by inflation.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities which have been deferred one year. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adoption of SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, in-process research and development and certain acquired contingencies. SFAS No. 141(R) requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. Following the adoption of SFAS No. 141(R) any change in an acquisition-related valuation allowance will be reversed to income tax expense rather than goodwill. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

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

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of December 31, 2007, we had $44.0 million of outstanding indebtedness. Of this indebtedness, approximately $24.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates.

We also hold an equity interest in a privately held technology company. This investment was recorded at cost and is reported in other assets on our consolidated balance sheets. As of December 31, 2007 this investment had a carrying value of $3.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. At December 31, 2007, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of the material weakness described below.

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

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As of December 31, 2007, management concluded that the Company’s system of internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 78.

Remediation of Material Weakness in Accounting for Income Taxes in 2006

In 2006 we experienced an increased level of complexity in our accounting for income taxes as the result of the CyberGuard and CipherTrust acquisitions which occurred during the year. As a result of this increased complexity we have engaged our outside tax consultants to assist in the review of our tax provision in order for us to have effective review controls over our accounting for income taxes. The review of our tax provision workpapers for the period ended December 31, 2006 was ineffective and the review by our outside tax consultants did not occur, resulting in a material weakness. To remediate the identified material weakness, management ensured that the appropriate levels of review by management and the involvement of outside tax consultants took place in a timely manner for the year ended December 31, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information under the heading “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance of the Company” and “Committees of the Board of Directors,” in our Proxy Statement to be filed on or about April 7, 2008. See also Part I, Item 1, “Executive Officers” of this Form 10-K.

We maintain a Code of Business Conduct and Ethics applicable to all our employees. We have also adopted a Code of Ethics for Finance that is applicable to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance, and finance personnel performing functions related to financial reporting. A copy of our Code of Business Conduct and Ethics and our Code of Ethics for Finance, as well as our corporate governance guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.securecomputing.com under the Investor Relations page and will be made available free of charge to any shareholder upon request. We intend to disclose any waivers from or amendments to, the Code of Business Conduct and Ethics and Code of Ethics for Finance by posting a description of such waiver or amendment on our Internet website. However, we have never granted a waiver from either the Code of Business Conduct and Ethics and Code of Ethics for Finance.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in our Proxy Statement which we anticipate filing on or about April 7, 2008, under the headings “Election of Directors,” “Compensation Discussion and Analysis (CD&A),” “Compensation Committee Report,” “Summary Compensation Table,” “2007 Grants of Plan-Based Awards,” “2007 Outstanding Equity Awards at Fiscal Year-End,” “2007 Option Exercises and Stock Vested,” “Director Compensation,” and “2007 Potential Payments Upon Termination or Change in Control.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Stockholders and Management” in our Proxy Statement that we anticipate filing on or about April 7, 2008.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	13,989,195	$9.34	4,592,927
Equity compensation plans not approved by stockholders	—	—	—

Total	13,989,195	$9.34	4,592,927

All equity compensation plans have been approved by the stockholders. See Note 10 in the Notes to the Consolidated Financial Statements for a description of the equity compensation plans.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the heading “Certain Transactions” in our Proxy Statement that we anticipate filing on or about April 7, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement that we anticipate filing on or about April 7, 2008.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Consolidated Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(b)	Report on Form 8-K:

On December 6, 2007, we filed Form 8-K pursuant to Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” announcing that on November 30, 2007, we appointed Glenn Cross to the role of Senior Vice President of Worldwide Sales.

(c)	Exhibits required to be filed by Item 601 of Regulation S-K:

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.2	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.3	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

2.4	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.5	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

Exhibit	Description

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2*	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3*	2002 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4*	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

4.5*	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.7*	Secure Computing (formerly CipherTrust, Inc.) 2000 Stock Option Plan is incorporated by reference to the corresponding exhibit to our Annual Report on Form 10-K for the period ended December 31, 2006.

10.1*	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2*	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4*	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5*	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

Exhibit	Description

10.8*	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006.

10.10*	Employment Agreement with Atri Chatterjee is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

10.14*	Form of Restricted Stock Award Agreement—Secure Computing Corporation 2002 Stock Incentive Plan is incorporated by reference to the corresponding exhibit to our Annual Report on Form 10-K for the period ended December 31, 2006.

10.15*	Employment Agreement with Daniel Ryan is incorporated by reference to the corresponding exhibit of our Current Report of Form 8-K filed with the SEC on August 30, 2007.

10.16*	Employment Agreement with Glenn Cross is incorporated by reference to the corresponding exhibit of our Current Report of Form 8-K filed with the SEC on December 6, 2007.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (See page 80).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chairman and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President of Operations and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SECURE COMPUTING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$12,084	$8,249
Restricted cash	507	457
Accounts receivable (net of reserves of 2007 – $642; 2006 – $1,427)	64,056	63,636
Inventory (net of reserves of 2007 – $371; 2006 – $472)	6,725	4,078
Other current assets	16,464	13,948

Total current assets	99,836	90,368

Property and equipment
Computer equipment and software	29,866	22,605
Furniture and fixtures	3,028	2,897
Leasehold improvements	3,778	2,795

	36,672	28,297
Accumulated depreciation	(18,077)	(13,997)

	18,595	14,300
Goodwill	528,264	533,659
Intangible assets (net of accumulated amortization of 2007 – $38,028; 2006 – $18,782)	61,494	78,388
Other assets	10,560	7,413

Total assets	$718,749	$724,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,567	$12,442
Accrued payroll	9,886	12,035
Accrued expenses	7,891	6,365
Acquisition reserves	1,012	1,418
Deferred revenue	98,751	86,612

Total current liabilities	130,107	118,872
Acquisition reserves, net of current portion	721	1,591
Deferred revenue, net of current portion	69,429	35,671
Deferred tax liability	8,729	7,672
Debt, net of fees	41,461	85,023
Other liabilities	1,359	—

Total liabilities	251,806	248,829

Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000 shares; issued and outstanding shares – 700,000 at December 31, 2007 and 2006	69,281	65,558

Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000 shares; issued and outstanding shares – December 31, 2007 – 67,178,668 and December 31, 2006 – 65,008,509	673	651
Additional paid-in capital	564,108	538,616
Accumulated deficit	(166,028)	(127,249)
Accumulated other comprehensive loss	(1,091)	(2,277)

Total stockholders’ equity	397,662	409,741

Total liabilities and stockholders’ equity	$718,749	$724,128

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue
Products	$127,042	$113,642	$79,339
Services	74,662	60,087	29,836
Other (See Note)	36,201	2,968	—

Total revenues	237,905	176,697	109,175

Cost of revenues
Products	39,938	30,976	16,876
Services	16,317	11,681	5,173
Other (See Note)	5,889	639	—
Amortization of purchased intangibles	7,828	5,862	—

Total cost of revenues	69,972	49,158	22,049

Gross profit	167,933	127,539	87,126

Operating expenses
Selling and marketing	120,048	84,505	42,309
Research and development	43,991	34,073	16,781
General and administrative	15,990	13,608	7,189
Amortization of purchased intangibles	10,858	10,626	496
Litigation settlement	—	2,500	—

Total operating expenses	190,887	145,312	66,775

Operating (loss)/income	(22,954)	(17,773)	20,351
Other (expense)/income	(6,800)	(120)	1,631

(Loss)/income before taxes	(29,754)	(17,893)	21,982
Income tax expense	(5,302)	(9,505)	(608)

Net (loss)/income	$(35,056)	$(27,398)	$21,374

Preferred stock accretion	(3,723)	(3,550)	—
Charge from beneficial conversion of preferred stock	—	(12,603)	—

Net (loss)/income applicable to common shareholders	$(38,779)	$(43,551)	$21,374

Basic (loss)/earnings per share	$(0.59)	$(0.76)	$0.59

Weighted average shares outstanding - basic	66,063	57,010	36,338

Diluted (loss)/earnings per share	$(0.59)	$(0.76)	$0.57

Weighted average shares outstanding - diluted	66,063	57,010	37,709

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and therefore are unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
BALANCE, December 31, 2004	—	—	35,797,695	358	197,244	(105,072)	(704)	91,826
Comprehensive income:
Net income for the year	—	—	—	—	—	21,374	—	21,374
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(61)
Unrealized gain on investments	—	—	—	—	—	—	6	6

Total comprehensive income								21,319
Exercise of employee stock options	—	—	1,059,050	10	7,364	—	—	7,374
Employee stock purchase plan activity	—	—	164,344	2	1,362	—	—	1,364

BALANCE, December 31, 2005	—	$—	37,021,089	$370	$205,970	$(83,698)	$(759)	$121,883
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(27,398)	—	(27,398)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,539)	(1,539)
Unrealized gain on investments	—	—	—	—	—	—	2	2
Unrealized gain on interest rate cap	—	—	—	—	—	—	19	19

Total comprehensive loss								(28,916)
Exercise of employee stock options	—	—	1,418,544	15	6,380	—	—	6,395
Employee stock purchase plan activity	—	—	278,706	3	1,746	—	—	1,749
Share-based compensation expense	—	—	—	—	10,556	—	—	10,556
Issuance of shares for CyberGuard acquisition	—	—	16,290,170	163	188,313	—	—	188,476
Fair value of CyberGuard options assumed in acquisition	—	—	—	—	29,326	—	—	29,326
Beneficial conversion charge for preferred stock	—	—	—	—	12,603	(12,603)	—	—
Preferred stock accretion	—	—	—	—	—	(3,550)	—	(3,550)
Issuance of warrants, net of fees	—	—	—	—	7,937	—	—	7,937
Issuance of shares for CipherTrust acquisition	—	—	10,000,000	100	68,000	—	—	68,100
Fair value of CipherTrust options assumed in acquisition	—	—	—	—	7,785	—	—	7,785

BALANCE, December 31, 2006	—	—	65,008,509	651	538,616	(127,249)	(2,277)	409,741
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(35,056)	—	(35,056)
Foreign currency translation adjustment	—	—	—	—	—	—	1,205	1,205
Unrealized gain on interest rate cap	—	—	—	—	—	—	(19)	(19)
Total comprehensive loss								(33,870)
Exercise of employee stock options	—	—	1,537,635	15	7,551	—	—	7,566
Vesting of restricted stock	—	—	304,969	2	—	—	—	2
Employee stock purchase plan activity	—	—	413,885	5	2,591	—	—	2,596
Share-based compensation expense	—	—	—	—	16,105	—	—	16,105
Preferred stock accretion	—	—	—	—	—	(3,723)	—	(3,723)
Treasury shares held for sale	—	—	(86,330)	—	(755)	—	—	(755)

BALANCE, December 31, 2007	—	$—	67,178,668	$673	$564,108	$(166,028)	$(1,091)	$397,662

See accompanying notes.

SECURE COMPUTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net (loss)/income	$(35,056)	$(27,398)	$21,374
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	7,513	4,554	2,214
Amortization of intangible assets	19,446	17,011	881
Loss on disposals of property and equipment and intangible assets	282	999	486
Amortization of debt fees	438	155	—
Deferred income taxes	3,201	8,486	—
Share-based compensation	15,998	10,556	—
Changes in operating assets and liabilities, excluding affects of acquisitions:
Accounts receivable	(20)	(12,112)	(9,532)
Inventories	(2,647)	161	621
Other operating assets	(3,575)	(990)	619
Accounts payable	652	5,299	419
Accrued payroll	(2,147)	3,076	630
Accrued expenses	3,021	(4,263)	845
Acquisition reserves	(1,069)	(14,296)	(619)
Deferred revenue	45,917	43,933	9,616

Net cash provided by operating activities	51,954	35,171	27,554

Investing activities
Purchase of property and equipment, net	(12,033)	(11,841)	(2,496)
Increase in intangibles and other assets	(2,559)	(833)	(4,867)
(Purchases)/maturities of investments, net	(17)	31,028	(16,728)
Cash paid for business acquisitions, net of cash acquired	—	(256,743)	—

Net cash used in investing activities	(14,609)	(238,389)	(24,091)

Financing activities
Repayments of term and revolving debt	(44,000)	(10,500)	—
Proceeds from term debt, net of fees	—	86,868	—
Proceeds from issuance of common stock	9,409	8,144	8,738
Proceeds from revolving debt	—	8,500	—
Proceeds from issuance of preferred stock and warrant, net of fees	—	69,945	—

Net cash (used in)/provided by investing activities	(34,591)	162,957	8,738

Effect of exchange rates	1,081	(1,529)	(61)

Net increase/(decrease) in cash and cash equivalents	3,835	(41,790)	12,140
Cash and cash equivalents, beginning of year	8,249	50,039	37,899

Cash and cash equivalents, end of year	$12,084	$8,249	$50,039

Supplemental Cash Flow Disclosures:
Interest paid	$6,276	$2,711	—
Common stock issued for purchase of CyberGuard Corporation.	—	$188,476	—
Common stock issued for purchase of CipherTrust, Inc.	—	$68,100	—

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is identified as other revenue on the consolidated statements of operations because we are unable to allocate the value of the arrangement between products and services revenue. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element. We defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service period. These costs are identified as other cost of revenues on the consolidated statement of operations.

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

Cash and Cash Equivalents

We consider investments in instruments purchased with an original maturity of 90 days or less at the date of acquisition, to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Derivative Instrument

In September 2006, we entered into an interest rate cap agreement which is required to be accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Our interest rate cap agreement applies to (b), referred to as a cash flow hedge. For a derivative that is designated as a cash flow hedge the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income or loss (see “Comprehensive Loss” below) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in income.

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

Equity Investments

We have an equity investment in a privately held company for business and strategic purposes. This investment is included in other assets on our consolidated balance sheets and is accounted for under the cost method as we do not have significant influence over the investee. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”, and any impairment issues. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investment is not subject to consolidation under FIN 46R as we do not have significant influence over this investee and we do not receive a majority of the losses or returns. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in interest and other (expense)/income in the consolidated statements of operations. During the years ended December 31, 2007 and 2006, we did not recognize an impairment loss on our equity investment.

Inventories

Inventories consist mainly of purchased components and prepaid licenses and are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method. Estimated useful lives are 2 years for customer evaluation units, 3 years for computer equipment and software, and 7 years for furniture and fixtures. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the term of the lease.

Financial Instruments

Carrying amounts of financial instruments held by us, which include cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. In the case of our long-term debt, the carrying value of the debt approximates its fair value due to the fact that it is variable-rate debt that reprices frequently. In addition, our credit standing has not changed significantly.

Other Current Assets and Other Assets

Other current assets are carried at cost and consist of unbilled receivables, a derivative instrument, deferred cost of goods sold and prepaid expenses for items such as directors and officers’ liability insurance, trade shows, royalties, inventory components and foreign taxes to be either expensed or collected within 12 months. Other assets are carried at cost and include a strategic equity investment (see Note 16), rent deposits, and deferred cost of goods sold to be collected or expensed after 12 months.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized a liability for unrecognized income tax benefits as of December 31, 2007. Due to an offsetting release in valuation allowance on net operating losses (NOL), the liability had minimal impact on our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statue of limitations. However, due to net operating loss carryforwards from prior periods, the Internal Revenue Service (IRS) could potentially review the losses generated back to 1989. We are subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2001. We do not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

Goodwill and Other Intangible Assets

Intangible assets consist of patents, trademarks, capitalized software development costs, purchased customer lists, purchased tradenames, capitalized developed technology and goodwill, all of which are recorded at cost. Patents, trademarks, tradenames, and capitalized developed technology are amortized using the straight-line method over the estimated useful lives of the assets, which range up to 17 years. Customer lists are amortized on an accelerated basis based on an attrition rate driven by the estimated revenue stream from acquired customers over a five year period. See accounting policy of capitalized software development costs below under Research and Development.

Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually. If impairment is indicated, a write-down is recorded as an impairment loss in income from operations. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed the required annual impairment tests of goodwill during the fourth quarter of 2007 and 2006 and determined the fair value to be in excess of the carrying value of these assets. Therefore, goodwill was not impaired and no impairment charge was reported.

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

Accrued Expenses

At December 31, 2007 and 2006, accrued expenses consisted of costs related to professional fees, royalties, foreign taxes, severance and accrued marketing development funds.

Leases and Deferred Rent

We lease all of our office space. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. As of December 31, 2007, all of our leases were accounted for as operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent as a deferred rent.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We perform ongoing credit evaluations of our customers, generally require customers to prepay for maintenance and maintain reserves for potential losses. Our customer base is primarily composed of businesses throughout the U.S., Europe, the Middle East, Japan, China, the Pacific Rim, and Latin America.

Interest Rate Risk

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities. Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows. To achieve these objectives, we use a derivative instrument, such as our interest rate cap agreement (see Note 6), to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

Foreign Currency Translation and Transactions

Foreign assets and liabilities were translated using the exchange rates in effect at the balance sheet date. Results of operations were translated using average exchange rates throughout the year. Translation gains or losses have been reported in other comprehensive (loss)/income as a component of stockholders’ equity. Cumulative foreign currency translation loss balances were $1.1 million and $2.3 million at December 31, 2007 and 2006, respectively. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and are not significant during the periods presented.

Comprehensive (Loss)/Income

The components of our comprehensive (loss)/income are net (loss)/income, foreign currency translation adjustments, and the change in fair market values of our investments and interest rate hedge. Comprehensive (loss)/income for all periods presented is included in our consolidated statements of stockholders’ equity.

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

Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under our current stock option plans during the year ended December 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we provided pro forma net income and net income per share disclosures for each period prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

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

Net (Loss)/Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net (loss)/income per share is computed by dividing net (loss)/income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the combination of dilutive common share equivalents, which consist of stock options, and the weighted average number of common shares outstanding.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, in-process research and development and certain acquired contingencies. SFAS No. 141(R) requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. Following the adoption of SFAS No. 141(R) any change in an acquisition-related valuation allowance will be reversed to income tax expense rather than goodwill. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

2.	Acquisition of CipherTrust

On August 31, 2006, we acquired 100% of the outstanding common shares of CipherTrust, Inc., a privately-held company. CipherTrust’s products provide innovative layered security solutions to stop inbound messaging threats such as spam, viruses, intrusions and phishing, and protect against outbound policy and compliance violations associated with sensitive data leakage. CipherTrust’s product line includes IronMail, powered by TrustedSource, IronIM, IronMail Edge, IronNet, and RADAR. As a result of the acquisition we have positioned ourselves as a leader in the Mail Gateway Security market. In addition to protecting corporate network infrastructures, our combined solutions address the fast-growing Web and Mail Gateway Security needs.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		As of August 31, 2006
Cash paid, net of cash acquired		$(187,647)
Current assets		11,863
Property and equipment		1,429
Other long-term assets and indefinite lived assets		8,153
Goodwill		232,489
Intangible assets subject to amortization:
Customer relationships (60 month useful life)	14,298
Developed technology (48 month useful life)	22,303

		36,601

Total assets acquired		102,888
Current liabilities		6,308
Acquisition reserve		7,345
Revenue deferred from ongoing contractual obligations at fair value		10,687
Deferred tax liability – long-term		2,663

Fair value of assets and liabilities assumed and accrued, net		$75,885

We accrued $7.3 million in acquisition related expenses, which included legal and accounting fees, bankers’ fees, severance costs and other related costs, of which $18,500 remains as an accrual as of December 31, 2007.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	As of December 31,
	2006	2005
Total revenues	$211,746	$154,591
Net loss applicable to common shareholders	$(62,900)	$(6,732)
Basic and diluted loss per share	$(0.99)	$(0.15)

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

We accrued $9.3 million in acquisition related expenses, which included legal and accounting fees, excess capacity costs, directors and officers insurance policy premium, bankers’ fees, severance costs and other costs of which $1.5 million remains as an accrual as of December 31, 2007.

The following table presents our consolidated results of operations on an unaudited proforma basis as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Total revenues	$178,474	$167,775
Net (loss)/income	$(27,377)	$7,850
Net (loss)/income applicable to common shareholders	$(30,927)	$4,197
Basic (loss)/earnings per share	$(0.54)	$0.08
Diluted (loss)/earnings per share	$(0.54)	$0.15

The unaudited pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, increased intangible amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future.

4.	Restricted Cash

Our restricted cash balances were as follows (in thousands):

	As of December 31,
	2007	2006
Money market funds	$44	$42
Certificates of deposit	227	218
Cash	236	197

Total restricted cash	$507	$457

We have restricted cash pledged in the form of certificates of deposit and money market funds against our letters of credit of $205,000 and $40,000, at December 31, 2007 and 2006, respectively.

5.	Goodwill and Other Intangible Assets

The changes in goodwill during 2007 and 2006 were as follows (in thousands):

Balance as of December 31, 2005	$39,230
Addition due to CyberGuard acquisition	268,314
Addition due to CipherTrust acquisition	233,857
Recognition of acquired deferred tax assets	(7,742)

Balance as of December 31, 2006	$533,659
Finalization of purchase price allocation and reserves of CyberGuard	(429)
Finalization of purchase price allocation of CipherTrust	(1,369)
Recognition of acquired deferred tax assets	(3,337)
Other	(260)

Balance as of December 31, 2007	$528,264

As of December 31, 2007, indefinite lived tradenames related to the CipherTrust and CyberGuard acquisitions were $6.9 million and $10.5 million, respectively.

Identified intangible assets subject to amortization are as follows (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Carrying Value	Accumulated Amortization	Net	Carrying Value	Accumulated Amortization	Net
Customer lists	$44,049	$(21,644)	$22,405	$44,049	$(10,795)	$33,254
Capitalized developed technology	32,515	(13,732)	18,783	31,657	(5,904)	25,753
Patents and trademarks	2,397	(742)	1,655	1,665	(502)	1,163
Capitalized software development costs	1,715	(459)	1,256	953	(250)	703
Tradenames	680	(680)	—	680	(671)	9
Control lists	771	(771)	—	771	(660)	111

Total	$82,127	$(38,028)	$44,099	$79,775	$(18,782)	$60,993

Total amortization expense was $19.4 million, $17.0 million, and $881,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Of the total amortization expense, $400,000, $187,000, and $156,000 pertained to capitalized software development costs for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $17.1 million, $14.9 million, $9.5 million, $1.4 million, and $62,000 respectively.

6.	Debt

Debt consisted of the following at the dates indicated (in thousands):

	As of December 31,
	2007	2006
Secured term loan due August 31, 2013	$44,000	$88,000
Deferred financing fees, amortized through August 31, 2013	(2,539)	(2,977)

Total debt, net of fees	$41,461	$85,023

We had no outstanding amounts on either the revolving credit facility or the swingline loan sub-facility as of December 31, 2007 and 2006.

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition as noted in Note 2 above. The term loan matures on August 31, 2013 and requires 27 scheduled minimum quarterly installments of $225,000 beginning in December 2006 with a final payment of $83.9 million due at maturity. However, we have been making accelerated payments on the debt with excess cash from operations. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) +3.00%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of December 31, 2007 was 7.95%. Including amortization of deferred financing fees, we incurred $6.6 million and $2.9 million of interest expense in 2007 and 2006, respectively. Our future payment obligations under this term loan are as follows (in thousands):

		Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Principal payments	$44,000	$—	$—	$—	$44,000
Interest payments	20,109	3,555	7,092	7,101	2,361

Total	$64,109	$3,555	$7,092	$7,101	$46,361

The revolving credit facility matures on August 31, 2012 with interest payable quarterly at LIBOR + 2.75%. The interest rate on the revolving credit facility may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility also requires that we pay an annual commitment fee of .375%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, is payable quarterly in arrears. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The initial Leverage Ratio calculation will be as of December 31, 2006 and cannot exceed the following thresholds over the term of the loan: August 31, 2006 through December 31, 2006 – 4.75 to 1.00; First six months of Fiscal 2007—4.00 to 1.00; Last six months of Fiscal 2007—3.50 to 1.00; Fiscal 2008—2.50 to 1.0; Fiscal 2009—2.25 to 1.00; Fiscal 2010 through maturity—2.00 to 1.00.

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

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of December 31, 2007.

Derivative Instrument

We entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan on September 30, 2006. The notional amount of the agreement has been decreasing $10.0 million each quarter which started March 30, 2007. As of December 31, 2007, the notional amount of the agreement is $20.0 million, or approximately 45% of the aggregate term loan balance. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our consolidated balance sheet. The related gains or losses on this contract are reflected in stockholders’ equity as a component of other comprehensive (loss)/income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement is $13 and $19,000 as of December 31, 2007 and 2006, respectively.

7.	Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 of Series A Convertible Preferred Stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock and election of a member to our Board of Directors. Based on the quoted market price of $14.40 on January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition as noted in Note 3 above.

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

The preferred stock was initially recorded at $62.0 million, which is a discount of $8.0 million from its initial liquidation value of $70.0 million due to the fair value of warrants on the effective date. The liquidation value of the preferred stock accretes daily at an annual rate of 5%, compounded semi-annually. This accretion is recorded as a reduction of earnings attributable to common shareholders ratably for a period of 54 months after date of issuance.

The preferred stock is considered to be contingently redeemable shares and is classified as temporary equity on our consolidated balance sheets as the change in control of our company is uncertain and because there is a cash feature related to the settlement of the preferred stock upon change of control.

We incurred a beneficial conversion charge of $12.6 million, which was recorded as a reduction in earnings attributable to common shareholders in 2006, upon the issuance of the preferred stock since the effective conversion price, after adjusting for the value of the warrants, was less than market price on January 12, 2006, the date of issuance. However, in August 2005 when the terms of the preferred stock issuance to Warburg Pincus in the Securities Purchase Agreement were negotiated, the average market price of the common stock was, in fact, less than the conversion price. As of December 31, 2007 and 2006, none of the preferred stock had been converted.

8.	Letters of Credit

As of December 31, 2007, we have three letter of credit agreements totaling $245,000. One letter of credit for $205,000 as of December 31, 2007 and 2006 is with a bank to secure rental space for our San Jose, CA office and terminates March 31, 2008. Two remaining letters of credit totaling $40,000 as of December 31, 2007 and 2006 are to secure business with an international customer, which expire May and August 2008.

9.	Leases

We lease office space for all of our locations. Renewal options exist for our Concord, CA, and St. Paul, MN offices. Future lease payments for all operating leases, excluding executory costs such as management and maintenance fees and property tax, are as follows (in thousands):

	Future Lease Obligations	Sublease	Net Future Lease Obligations
2008	$6,491	$(585)	$5,906
2009	6,311	(512)	5,799
2010	5,047	(195)	4,852
2011	4,917	—	4,917
2012	4,440	—	4,440
Thereafter	15,379	—	15,379

Total	$42,585	$(1,292)	$41,293

Rent expense including executory costs, net of sublease income was $6.6 million, $5.4 million, and $3.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

10.	Share-Based Compensation

Description of Plans

2002 Stock Incentive Plan

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 8.5 million shares authorized under the 2002 Plan at December 31, 2007. All options granted under the 2002 Plan through December 31, 2007 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. All awards granted to non-employee directors vest 100% after the first year. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. Restricted stock awards vest 25% after the first year, then quarterly thereafter over the following three years, unless otherwise approved by the Compensation Committee.

1995 Omnibus Stock Option Plan

In September 1995, our Board of Directors and stockholders approved our 1995 Omnibus Stock Plan. The majority of options granted under this plan had ten year terms and vested either annually over three years, or fully vested at the end of three years. Beginning in 2003, all new stock options granted under this plan vest 25% after the first year and then monthly over the following three years. This plan expired in September 2005. As of December 31, 2007, there were 4.7 million options outstanding under this Plan, of which 184,969 were not yet vested.

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

Secure Computing 2000 Stock Plan (formerly the CipherTrust 2000 Stock Option Plan)

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP), which enables employees to contribute up to 10% of their compensation toward the purchase of our common stock at the end of the participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the participation period. For the fourth quarter of 2006 and the first quarter of 2007, the Board of Directors and the Compensation Committee approved to increase the maximum contribution up to 20% of compensation. Common stock reserved for future employee purchases under the plan totals 175,649 shares at December 31, 2007. Common stock issued under the plan totaled approximately 413,885 in 2007, 278,706 in 2006, and 164,344 in 2005.

Impact of the Adoption of SFAS No. 123(R)

See Note 1 for a description of our adoption of SFAS No. 123(R), on January 1, 2006. A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for the twelve months ended December 31, 2007 and 2006 for stock options, restricted stock awards and shares purchased under our ESPP is as follows (in thousands, except per share amounts):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of product revenues	$322	$357
Cost of service revenues	812	567
Selling and marketing	9,085	5,260
Research and development	3,523	2,542
General and administrative	2,256	1,830

Increase of loss before income taxes	$15,998	$10,556

Effect on basic and diluted loss per share	$0.24	$0.19

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the years ended December 31, 2007 and 2006.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis over the requisite service periods of the awards. For restricted stock awards, the fair value is calculated as the market price on date of grant and we amortize the fair value on a straight-line basis over the requisite service period of the award. We used the following assumptions to estimate the fair value of options granted and shares purchased under our ESPP for the twelve months ended December 31, 2007, 2006 and 2005, respectively:

	Year Ended December 31,
	2007	2006	2005
Stock Options:
Average expected terms (years)	3	3	3
Weighted-average volatility	78.0%	83.0%	85.0%
Risk-free interest rate	4.5%	4.8%	3.9%
Dividend yield	0%	0%	0%

	Year Ended December 31,
	2007	2006	2005
ESPP:
Average expected terms (years)	0.25	0.25	0.25
Weighted-average volatility	45.5%	56.5%	48.8%
Risk-free interest rate	4.7%	4.6%	3.2%
Dividend yield	0%	0%	0%

The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on historical volatility. Our decision to use historical volatility instead of implied volatility was based upon analyzing historical data along with the lack of availability of history of actively traded options on our common stock. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

Share-Based Compensation Expense and Stock Award Activity

For the year ended December 31, 2007, we recorded $16.0 million in share-based compensation expense, which includes $9.7 million for stock options, $5.6 million for restricted stock awards, and $704,000 for our ESPP. The total fair value of stock options and restricted stock awards vested during the year ended December 31, 2007 was $14.8 million and $2.6 million, respectively. As of December 31, 2007, total unrecognized compensation cost related to non-vested stock options and restricted stock awards was $16.1 million and $12.3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.4 years for stock options and 2.9 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

A summary of stock option activity under all stock plans during the year ended December 31, 2007 is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	15,860,552	$8.52	6.6	$11,608,819
Granted	939,950	8.09	9.2	—
Exercised	(1,537,635)	4.87	—	5,907,260
Cancelled/forfeited/expired	(2,273,672)	8.10	—	—

Outstanding at December 31, 2007	12,989,195	8.99	5.8	23,309,898

Shares vested and expected to vest	12,555,014	9.29	6.2	21,590,221
Exercisable at December 31, 2007	9,196,862	$9.47	4.9	$14,979,182

We define in-the-money options at December 31, 2007 as options that had exercise prices that were lower than the $9.60 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 7.8 million shares that were in-the-money at that date. There were 5.0 million in-the-money options exercisable at December 31, 2007.

We received $7.6 million in cash from option exercises under all share-based payment arrangements for the year ended December 31, 2007. All shares issued upon share option exercise are new shares under all of our compensation plans.

A summary of restricted stock award activity under all stock plans during the year ended December 31, 2007 is a follows:

	Restricted Stock Awards/ Units	Weighted Average Fair Value
Non-vested at December 31, 2006	373,000	$9.80
Granted	1,827,691	8.62
Vested	(282,969)	9.30
Cancelled/forfeited/expired	(216,700)	8.07

Non-vested at December 31, 2007	1,701,022	$8.83

Comparable Disclosure

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations. No share-based employee compensation cost is reflected in the condensed consolidated statements of operations for the years ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation prior to January 1, 2006 (in thousands, except per share amounts):

For Year Ended December 31, 2005
Net income, as reported	$21,374
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,454)

Pro forma net income	$10,920

Net income per share:
Basic – as reported	$0.59
Basic – pro forma	$0.30
Diluted – as reported	$0.57
Diluted – pro forma	$0.29

11.	Defined Contribution Plans

We have a voluntary defined contribution plan under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. employees. Through 2007 the 401(k) plan provided for a discretionary employer matching contribution that was paid quarterly. The employer matching contribution will also be made quarterly in 2008 at the discretion of management. Employer contributions made to the 401(k) plan were $1.4 million during 2007, $401,000 during 2006, and $274,000 during 2005.

12.	Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005
(Loss)/income before income taxes:
U.S.	$(36,425)	$(19,747)	$21,425
Non U.S. subsidiaries	6,671	1,854	557

Total (loss)/income before income taxes	$(29,754)	$(17,893)	$21,982

During 2007, we recorded income tax expense of $5.3 million. Of this $5.3 million income tax expense, $397,000 is a cash tax expense related to domestic taxes and $1.7 million of foreign income taxes due. The remaining tax expense is all non-cash expense. The significant components of the non-cash portion are $245,000 related to an increase to the FIN 48 tax interest and penalties that would impact the effective tax rate, $879,000 related to the release of valuation allowance on our foreign deferred tax assets, in which the benefit was recorded to goodwill and $2.0 million related to indefinite lived intangibles. This is compared with $9.5 million of income tax expense recorded in 2006 which consisted of $8.5 million non-cash expense related to a net tax valuation allowance recorded on our net deferred tax assets and the remainder related to current income tax.

Federal alternative minimum tax was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the available alternative tax net operating loss deduction carryforward. Current tax law provides that part or all of the amount of the alternative minimum tax paid can be carried forward indefinitely and credited against federal regular tax in future tax years to the extent the regular tax liability exceeds the alternative minimum tax in those years. For 2007, the reversal of $879,000 of the tax valuation allowance related to acquired net operating losses was recorded as a decrease to goodwill in the balance sheet and not as a benefit to tax expense in the income statement. This is compared to $3.1 million recorded in 2006.

The components for the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current income tax expense:
U.S.	$217	$465	$349
States (U.S.)	140	212	58
Non U.S. subsidiaries	1,744	644	201
Deferred income tax expense:
U.S.	2,001	7,459	—
States (U.S.)	131	725	—
Non U.S. subsidiaries	1,069	—	—

Total income tax expense	$5,302	$9,505	$608

A reconciliation of our provision for income taxes to the statutory tax rate based upon pretax (loss)/income was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income taxes at U.S. statutory tax rate	$(10,414)	$(6,262)	$7,739
State taxes, net of federal benefit	(431)	(137)	734
Non U.S. tax rate differential	(637)	(310)	6
Change in valuation allowance	10,222	12,870	(10,543)
Change in deferred tax rate	131	—	3,066
Change in tax credit carryforwards	—	—	(360)
Stock-based compensation	2,137	2,257	—
Imputed income	—	623	—
FIN 48	1,384	—	—
Change in indefinite lived intangibles	1,989	—	—
Other	921	464	(34)

Total income tax expense	$5,302	$9,505	$608

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2007	2006	2005
Deferred tax assets:
Accrued liabilities	$610	$1,104	$538
Payroll liabilities	939	638	363
Tax assets over book assets	573	3,956	—
Tax over book amortization	2,004	1,861	(864)
Book over tax depreciation	—	—	619
Deferred revenue	15,492	4,164	2,034
Stock compensation	4,749	1,188	—
Income tax credits	625	1,095	838
Net operating loss carryforward	65,541	110,603	68,236

Total deferred tax assets before valuation allowance	90,533	124,609	71,764
Less valuation allowance	(72,779)	(100,225)	(68,160)

Net deferred tax assets after valuation allowance	17,754	24,384	3,604

Deferred tax liabilities:
Acquired indefinite lived intangibles	8,729	7,672	—
Acquired definite lived intangibles	15,688	22,724	—
Other deferred tax liabilities	914	1,660	—

Total deferred tax liabilities	25,331	32,056	—

Net deferred tax (liabilities)/assets	$(7,577)	$(7,672)	$3,604

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability on our balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized on the FIN 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. Since adoption, we have recognized approximately a $1.4 million increase in the liability for unrecognized tax benefits, $245,000 of which, if recognized, would impact the effective tax rate. We have $1.1 million of uncertain tax benefits which, if recognized, would be offset by an increase in the valuation allowance on net operating losses thus have no impact on the effective tax rate. Also, in accordance with FIN 48, we have recognized $30,000 in interest expense and $31,000 in penalties, as income tax expense for the year ended December 31, 2007.

A reconciliation of the change in the unrecognized tax benefits balance from January 1, 2007 to December 31, 2007 is as follows (in thousands):

Unrecognized tax benefits – Opening Balance	$—
Gross increases – tax positions in prior period	1,171
Gross decreases – tax positions in prior period	—
Gross increases – current-period tax positions	188
Settlements	(35)
Lapse of statute of limitations	—

Unrecognized tax benefits – Ending Balance	$1,324

Our company is subject to U.S. Federal income tax as well as state income tax in multiple jurisdictions. Generally, tax years from 2004 through the present remain open under the statue of limitations. However, due to net operating loss (NOL) carryforwards from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. Our company is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2001. We do not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

Worldwide net operating loss carryforwards totaled approximately $357.1 million at December 31, 2007, comprised of $344.1 million domestic NOL carryforwards and $13.0 million of international NOL carryforwards. These carryforwards are available to offset taxable income through 2027 and will start to expire in 2011. Of these carryforwards, $107.9 million relates to acquired CyberGuard net operating losses, $63.7 million relates to acquired N2H2 net operating losses, and $20.2 million relates to acquired CipherTrust net operating losses. Utilization of state carryforrwards may differ in some states due to the methodologies used by the various jurisdictions. We have provided a complete valuation allowance on primarily all of these acquired losses, and upon release of the valuation allowance, a portion of the benefit will go to the balance sheet to reduce goodwill instead of a benefit to the income tax provision. With the adoption of SFAS No. 141(R) in 2009, the recognition of changes in the acquirer’s income tax valuation allowance resulting from business combinations will be recorded as adjustments to income tax expense. As of December 31, 2007 we have deducted $62.1 million related to stock option exercises. The tax benefit from these stock option exercises will be recorded as an increase to additional paid-in capital upon utilization of the net operating losses.

No provision has been made for U.S. federal income taxes on certain cumulative undistributed earnings of non U.S. subsidiaries as we intend to indefinitely reinvest these earnings in the non U.S. subsidiaries or the earnings may be remitted substantially tax-free. The total cumulative undistributed earnings of certain of our non

U.S. subsidiaries that would be subject to federal income tax if remitted under existing law has not been determined as of December 31, 2007. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we may be subject to U.S. taxes and withholding taxes payable to various foreign governments.

13.	Contingencies

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite, CyberGuard TSP, and IronMail. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint was filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361. Discovery is complete and trial is set to begin on March 3, 2008.

On May 4, 2007, Secure Computing filed a complaint in the United States District Court for the district of Minnesota against Finjan Software Ltd. and Finjan Software, Inc. In its complaint, Secure Computing asserts that Finjan’s load-balancing security solutions, including but not limited to Finjan’s Vital Security Load Balancer NG-5300, infringe U.S. Patent No. 7,171,681. On May 24, 2007, Secure Computing filed an amended complaint adding additional claims that Finjan is in violation of §43(a) of the Lanham Act, the Minnesota Deceptive Trade Practices Act, and Minnesota’s common law, for unfair competition and false advertising. The complaint seeks, among other things, unspecified monetary damages arising from Finjan’s unauthorized use of Secure Computing’s patented technology and for Finjan’s continued and willful false and/or misleading statements in advertising. Finjan has counterclaimed, asserting that Secure Computing has breached a Smartfilter OEM Agreement, and that Secure Computing is in violation of §43(a) of the Lanham Act, the Delaware Deceptive Trade Practices Act, and Delaware’s common law, for unfair competition and false advertising. Secure Computing denies the allegations made in Finjan’s counterclaims. The matter has been transferred to the United States District Court for the district of Delaware. Discovery has not yet commenced.

On January 19, 2007, Rosenbaum Capital, LLC. filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 through July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed motions to dismiss. Those motions are fully briefed, and the parties are awaiting a decision. To the extent plaintiff is found to have stated a valid legal claim, which defendants dispute, we believe that our public statements during the class period were timely and accurate; and the defendants intend to defend the claims vigorously.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. Related to this allegation, the complaint also alleges claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. In February 2008, the plaintiff amended her complaint to add a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. This matter is pending.

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

14.	Net (Loss)/Income Per Share

The following table represents the calculation of basic and diluted net (loss)/income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net (loss)/income applicable to common stockholders	$(38,779)	$(43,551)	$21,374
Shares used in computing basic net (loss)/income per share	66,063	57,010	36,338
Outstanding dilutive stock options	—	—	1,371

Shares used in computing diluted net (loss)/income per share	66,063	57,010	37,709

Basic net (loss)/income per share	$(0.59)	$(0.76)	$0.59
Diluted net (loss)/income per share	$(0.59)	$(0.76)	$0.57

All potential common share equivalents for the year ended December 31, 2007 and 2006 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. Additionally, 6.1 million and 5.6 million shares of common stock as if our preferred stock was converted, were excluded from the effect of dilutive securities for the year ended December 31, 2007 and 2006, respectively, because we reported a net loss for these periods. Potential common shares of 2.6 million related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2005, as inclusion of these shares would have been anti-dilutive.

15.	Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, the Middle East, Australia and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 36%, 39% and 38% of total revenue for the years 2007, 2006 and 2005, respectively.

The following table summarizes our domestic and international revenues (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues:
Domestic	$152,901	$108,547	$67,689
International	85,004	68,150	41,486

Total	$237,905	$176,697	$109,175

No customer accounted for more than 10% of our total revenue in 2007, 2006 or 2005.

16.	Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company of $2.7 million. In July 2007, we made an additional $500,000 investment. As a result of this $3.2 million investment, we have a 15% ownership stake in this company. This investment is reported in the other assets line on our Condensed Consolidated Balance Sheets and is evaluated for impairment quarterly.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decisions to make the investments.

17.	Summarized Quarterly Financial Information (unaudited)

	Quarter Ended (in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$53,772	$57,648	$60,018	$66,467
Gross profit	37,670	40,593	43,058	46,612
Operating loss	(7,892)	(6,617)	(4,863)	(3,582)
Net loss	(10,575)	(10,948)	(10,052)	(3,481)
Net loss applicable to common shareholders	(11,489)	(11,872)	(10,995)	(4,423)
Basic and diluted loss per share	$(0.18)	$(0.18)	$(0.17)	$(0.07)

2006
Revenue	$42,617	$38,746	$43,748	$51,586
Gross profit	30,685	28,822	31,963	36,069
Operating income/(loss) (1)	769	(2,710)	(6,347)	(9,485)
Net income/(loss) (2)	657	6,659	(7,291)	(27,423)
Net (loss)/income applicable to common shareholders	(12,759)	5,722	(8,194)	(28,320)
Basic and diluted (loss)/income per share	$(0.25)	$0.11	$(0.14)	$(0.44)

(1)	Operating loss for the quarter ended June 30, 2006 was negatively impacted by the reduction in revenue recognized in that quarter. For the quarters ended September 30, 2006 and December 31, 2006, operating loss was impacted by the acquisition of CipherTrust. Because we are unable to establish VSOE of fair value on the CipherTrust product line revenues, the majority of the revenue from those product lines has been deferred, while the operating expenses continue to be recognized in the current periods, resulting in a net operating loss impact.

(2)	Net income for the quarter ended June 30, 2006 included the impact of benefiting from the reversal of $7.3 million of valuation allowance that had been established against our deferred tax assets. Net loss for the quarter ended December 31, 2006 included a net $15.5 million tax expense due to being unable to benefit from the initial release of valuation allowance on utilized acquired net operating losses and an increase in the valuation allowance established against our deferred tax assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited the accompanying consolidated balance sheets of Secure Computing Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secure Computing Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Secure Computing Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Secure Computing Corporation

We have audited Secure Computing Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Secure Computing Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Secure Computing Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Secure Computing Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 29, 2008

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

Date: March 5, 2008	By:	/s/ JOHN E. MCNULTY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2008.

Signature	Title

/s/ JOHN E. MCNULTY John E. McNulty	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL RYAN Daniel Ryan	President and Chief Operating Officer

/s/ TIMOTHY J. STEINKOPF Timothy J. Steinkopf	Senior Vice President of Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT J. FRANKENBERG Robert J. Frankenberg	Director

/s/ JAMES F. JORDAN James F. Jordan	Director

/s/ STEPHEN M. PURICELLI Stephen M. Puricelli	Director

/s/ ERIC P. RUNDQUIST Eric P. Rundquist	Director

/s/ ALEXANDER ZAKUPOWSKY, JR. Alexander Zakupowsky, Jr.	Director

/s/ CARY DAVIS Cary Davis	Director

/s/ RICHARD SCOTT Richard Scott	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description	Balance at Beginning of Year	Additions Charged to Expenses	Adjustments to Goodwill	Deductions- Write-offs	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts (1)	$1,427,000	$850,000	$(402,000)	$(1,233,000)	$642,000
Inventory reserve	$472,000	$400,000	$—	$(501,000)	$371,000

Year ended December 31, 2006:
Allowance for doubtful accounts (1)	$272,000	$947,000	$802,000	$(594,000)	$1,427,000
Inventory reserve	$264,000	$335,000	$—	$(127,000)	$472,000

Year ended December 31, 2005:
Allowance for doubtful accounts	$450,000	$69,000	$—	$(247,000)	$272,000
Inventory reserve	$47,000	$217,000	$—	$—	$264,000

(1)	The amount noted as an adjustment to goodwill reflects the balance of acquired CipherTrust receivables outstanding that were fully reserved as of December 31, 2006 and fully written off as of September 30, 2007.