Form 10-Q
period 2008-03-31
SECURE COMPUTING CORP
filed 2008-05-08
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 67,852,763 shares issued and outstanding as of April 30, 2008.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008 (Unaudited)	December 31, 2007 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$23,161	$12,084
Restricted cash	550	507
Accounts receivable, net	54,916	64,056
Inventory, net	8,344	6,725
Other current assets	18,228	16,464

Total current assets	105,199	99,836
Property and equipment, net	20,752	18,595
Goodwill	528,580	528,264
Intangibles, net	57,554	61,494
Other assets, net of current portion	10,510	10,560

Total assets	$722,595	$718,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,604	$12,567
Accrued payroll	10,415	9,886
Accrued expenses	16,217	7,891
Acquisition reserves	476	1,012
Deferred revenue	118,891	98,751

Total current liabilities	159,603	130,107
Acquisition reserves, net of current portion	735	721
Deferred revenue, net of current portion	55,501	69,429
Deferred tax liability	9,855	8,729
Debt, net of fees	41,547	41,461
Other liabilities	1,515	1,359

Total liabilities	268,756	251,806
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at March 31, 2008 and December 31, 2007	70,247	69,281
Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 67,799,776 at March 31, 2008 and 67,178,668 at December 31, 2007	679	673
Additional paid-in capital	569,140	564,108
Accumulated deficit	(185,371)	(166,028)
Accumulated other comprehensive loss	(856)	(1,091)

Total stockholders’ equity	383,592	397,662

Total liabilities and stockholders’ equity	$722,595	$718,749

NOTE:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Products	$29,080	$30,171
Services	21,026	17,400
Other (See Note)	10,597	6,201

Total revenues	60,703	53,772
Cost of revenues:
Products	9,793	9,597
Services	4,182	3,485
Other (See Note)	1,588	1,089
Amortization of purchased intangibles	1,924	1,931

Total cost of revenues	17,487	16,102

Gross profit	43,216	37,670
Operating expenses:
Selling and marketing	30,382	28,467
Research and development	12,161	10,624
General and administrative	5,728	3,690
Amortization of purchased intangibles	2,257	2,781
Litigation	9,180	—

Total operating expenses	59,708	45,562

Operating loss	(16,492)	(7,892)
Other expense	(1,095)	(2,290)

Loss before taxes	(17,587)	(10,182)
Income tax expense	(790)	(393)

Net loss	(18,377)	(10,575)
Preferred stock accretion	(966)	(914)

Net loss applicable to common shareholders	$(19,343)	$(11,489)

Basic and diluted loss per share	$(0.29)	$(0.18)
Weighted average shares outstanding—basic and diluted	67,418	65,272

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and therefore are unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(18,377)	$(10,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,391	1,556
Amortization of intangible assets	4,357	4,886
Loss on disposals of property and equipment and intangible assets	46	28
Amortization of debt fees	86	146
Deferred income taxes	428	42
Share-based compensation	3,770	3,725
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	9,140	8,793
Inventories	(1,619)	(1,075)
Other operating assets	(1,792)	(473)
Accounts payable	(463)	(1,114)
Accrued payroll	529	(2,394)
Accrued expenses	8,450	216
Acquisition reserves	(104)	(362)
Deferred revenue	6,212	8,605

Net cash provided by operating activities	13,054	12,004
Investing activities
Purchase of property and equipment, net	(2,940)	(2,884)
Increase in intangibles and other assets, net	(351)	(917)
Change in restricted cash, net	(26)	(16)

Net cash used for investing activities	(3,317)	(3,817)
Financing activities
Repayment of term debt	—	(12,000)
Proceeds from issuance of common stock	1,268	2,837

Net cash provided by / (used for) financing activities	1,268	(9,163)
Effect of exchange rates	72	1,565

Net increase in cash and cash equivalents	11,077	589
Cash and cash equivalents, beginning of period	12,084	8,249

Cash and cash equivalents, end of period	$23,161	$8,838

Supplemental Cash Flow Disclosure
Interest paid	$871	$1,916

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. Organization

We are a global leader in enterprise security solutions. Powered by TrustedSource™ technology, our award-winning solutions proactively protect our customers’ mission-critical business applications from all manner of Internet-borne threats. Our comprehensive portfolio of Secure Web, Secure Mail, Secure Firewall, and Secure SafeWord solutions provide unmatched protection for the enterprise.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, and, as permitted omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2007 condensed consolidated balance sheet is derived from our audited consolidated balance sheet as of December 31, 2007. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

When arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements and then recognize revenue on all elements over the service period. In instances where an entire arrangement is deferred due to lack of VSOE of fair value on an undelivered element, the revenue recognized over the service period is identified as other revenue on the condensed consolidated statements of operations because we are unable to allocate the value of the arrangement between products and services revenue. We also identify costs (primarily hardware component costs) that are directly associated with product revenues that have been deferred due to lack of VSOE of fair value on an undelivered element. We defer these costs at the time of shipment and recognize them as cost of sales in proportion to the product revenue as it is recognized over the service period. These costs are identified as other cost of revenues on the condensed consolidated statements of operations.

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

3. Summary of Significant Accounting Policies (continued)

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. As a result of the implementation of FIN 48 we have recognized a liability for unrecognized income tax benefits as of March 31, 2008. Due to an offsetting release in valuation allowance on net operating losses (NOL), the liability had minimal impact on our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our company, along with our subsidiaries, is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statue of limitations. However, due to NOL carryforwards from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1989. Our company, along with our subsidiaries, is also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2002. We do not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price. The exit price is the price in the principal market in which the reporting entity would transact. Further, that price is not adjusted for transaction costs. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have an impact on our condensed consolidated financial statements. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, in-process research and development and certain acquired contingencies. SFAS No. 141(R) requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the

3. Summary of Significant Accounting Policies (continued)

measurement period will impact income tax expense. Following the adoption of SFAS No. 141(R) any change in an acquisition-related valuation allowance will be reversed to income tax expense rather than goodwill. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our consolidated financial position and results of operations.

4. Debt

Debt consisted of the following at the dates indicated (in thousands):

	As of March 31, 2008	As of December 31, 2007
Secured term loan, due August 31, 2013	$44,000	$44,000
Deferred financing fees, amortized through August 31, 2013	(2,453)	(2,539)

Total debt, net of fees	$41,547	$41,461

There were no outstanding amounts on either the revolving credit facility or the swingline loan sub-facility as of March 31, 2008 and December 31, 2007. We have reserved $1.0 million of the revolving credit facility with a standby letter of credit related to the expansion of our St. Paul facility which expires upon termination of our lease.

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from this transaction were used to finance a portion of the CipherTrust acquisition. The term loan matures on August 31, 2013 and is payable in scheduled quarterly installments of $225,000, which began in December 2006 with the remaining balance due at maturity. In prior periods, we had been making accelerated payments on the debt with excess cash from operations and therefore, we were not required to make a quarterly payment during the quarter ended March 31, 2008. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (“LIBOR”) +3.00%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of March 31, 2008 was 7.83%. Including amortization of deferred financing fees, we incurred $1.0 million and $2.1 million of interest expense in the three months ended March 31, 2008 and 2007, respectively.

The $20.0 million revolving credit facility matures on August 31, 2012 with interest payable quarterly at LIBOR + 2.75%. The interest rate on the revolving credit facility may be adjusted quarterly based on our Leverage Ratio and range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility also requires that we pay an annual commitment fee of .375%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, is payable quarterly in arrears. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio will be calculated quarterly on a pro forma basis that includes the four preceding quarters. The Leverage Ratio calculation cannot exceed the following thresholds over the term of the loan: Fiscal 2008—2.50 to 1.0; Fiscal 2009—2.25 to 1.00; Fiscal 2010 through maturity—2.00 to 1.00.

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

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of March 31, 2008.

4. Debt (continued)

Derivative Instrument

On September 29, 2006, we entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreases $10.0 million each quarter which began March 30, 2007. As of March 31, 2008, the notional amount of the agreement is $10.0 million, or approximately 23% of the aggregate term loan balance. The agreement terminates on June 30, 2008. The interest rate cap agreement is designated as a cash flow hedge and is reflected at fair value in our condensed consolidated balance sheet. The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive loss. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that this contract is not considered to be perfectly effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of this contract will be immediately recognized in income. The unrealized gain on the interest rate cap agreement on our condensed consolidated balance sheet was $0 and $7,000 as of March 31, 2008 and 2007, respectively.

5. Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 shares of Series A Convertible Preferred Stock (the preferred stock), a warrant to acquire 1.0 million shares of our common stock and election of a member to our Board of Directors. Based on the quoted market price of $14.40 on January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard acquisition.

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

The preferred stock is considered to be contingently redeemable shares and is classified as temporary equity on our condensed consolidated balance sheets as the change in control of our company is uncertain and because there is a cash feature related to the settlement of the preferred stock upon change of control. As of March 31, 2008 and December 31, 2007, none of the preferred stock had been converted.

6. Comprehensive Loss

During the three months ended March 31, 2008 and 2007, total comprehensive loss amounted to $18.1 million and $9.0 million, respectively. The components of our comprehensive loss are net loss, foreign currency translation adjustments, and the change in the fair market value of our interest rate hedge. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive loss.

7. Contingencies

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries

7. Contingencies (continued)

infringe U.S. Patent No. 6,092,194 (“‘194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite and CyberGuard TSP. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“‘780 Patent”) and U.S. Patent No. 7,058,822 (“‘822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint were filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361.

The case was tried to a jury in Delaware in March 2008. The jury entered a verdict in favor of the plaintiff on March 12, 2008 and the District Court entered judgment on March 28, 2008. The jury found that Secure Computing infringed certain claims of Finjan’s patents and awarded damages in favor of Finjan of $9.2 million. The jury also found that the patents asserted by Secure Computing are valid but that Finjan has no liability to Secure Computing under our asserted patents. As a result of the jury verdict in the case, we have recorded a $9.2 million pre-tax charge to our first quarter earnings, which is a reasonable estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The jury’s verdict, including the damage award, is subject to the outcome of various post-verdict motions that we are currently pursuing.

On March 27, 2008, Secure Computing filed a combined Motion for Judgment as a matter of law, for new trial, and/or remittitur, asking the trial court to set aside the jury’s verdict, to reduce or eliminate the damages award, and/or for a new trial, which Motions were renewed on April 10, 2008. The Motions remain pending and have not yet been ruled on by the trial court. On April 4, 2008, Finjan filed Amended Motions for an injunction, enhanced damages, interest, attorneys’ fees, costs, expenses and an accounting of damages. Finjan also filed a Motion for Judgment as a matter of law to set aside the jury’s verdict that Secure Computing’s patents are valid. Those Motions have not been ruled on. On April 7, 2008, Secure Computing filed a Motion to Stay execution of the judgment pending the post-trial Motions, which remains pending as well. At this time, it is not possible to predict the timing or outcome of these Motions or reasonably estimate the additional amount of loss, if any, as the Motions are still pending.

We believe that the allegations included in the complaint are wholly without merit and intend to defend this litigation vigorously. If necessary, we will appeal the trial court’s decision to the Federal Circuit Court of Appeals.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 and July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed a motion to dismiss, but did not prevail on that motion. We believe that our public statements during the class period were timely and accurate. The defendants intend to defend the claims vigorously.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. Related to this allegation, the complaint also alleges claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court for the District of New Jersey. In February 2008, the plaintiff amended her complaint to add some additional allegations, including a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. The company has answered the complaint, denying all of Ms. Josifovich’s claims and denying any liability. This matter is pending. We intend to vigorously defend these claims against us.

From time to time we may be engaged in certain other legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operations.

8. Income Taxes

During the three months ended March 31, 2008, we recorded income tax expense of $790,000. The $790,000 income tax expense consists of $432,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $219,000 of non-cash

8. Income Taxes (continued)

U.S. tax expense primarily associated with the need to provide for valuation allowance on net operating losses, $86,000 of cash tax expense for various foreign taxes, and $53,000 associated with State income tax expense for prior periods. This is compared with an income tax expense of $393,000 in the same period of 2007. Of this $393,000 income tax expense, $140,000 is related to the United States Federal and State regular income tax expense and $253,000 for various foreign income taxes.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability in our condensed consolidated balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized as a result of the FIN 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our condensed consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

9. Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company of $2.7 million. In July 2007, we made an additional $500,000 investment. As a result of this $3.2 million investment, we have a 15% ownership stake in this company. This investment is reported in other assets on our condensed consolidated balance sheets and is evaluated for impairment quarterly.

Two of our board members, one of whom is a board member of the investee, are individual investors of the investee. Due to their involvement with the investee, these two board members recused themselves from our decisions to make the investments.

10. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, the Middle East, Australia, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 41% and 37% of total revenue for the three months ended March 31, 2008 and 2007, respectively. The following table summarizes our domestic and international revenues (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Domestic	$35,800	$33,876
International	24,903	19,896

Total	$60,703	$53,772

11. Share-Based Compensation

Description of Plans

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 8.5 million shares authorized under the 2002 Plan at March 31, 2008. All options granted under the 2002 Plan through March 31, 2008 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms.

The N2H2 Stock Option Plans, the CyberGuard Stock Option Plans, and the Secure Computing 2000 Stock Plan (formerly the CipherTrust 2000 Stock Option Plan) which were assumed in connection with our acquisitions, are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with Securities and Exchange Commission.

11. Share-Based Compensation (continued)

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

Share-Based Compensation Expense

A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for stock options, restricted stock awards and shares purchased under our ESPP for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Cost of product revenues	$81	$103
Cost of service revenues	31	185
Selling and marketing	2,102	1,956
Research and development	1,001	922
General and administrative	555	559

Increase of loss before taxes	$3,770	$3,725

Effect on basic and diluted loss per share	$0.06	$0.06

As of March 31, 2008, there was $35.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.9 years.

12. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. We adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS No. 157 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial assets measured at fair value on a recurring basis of $17.5 million as of March 31, 2008 consisted of money market funds and commercial paper. We used level 1 inputs to determine the fair value of our financial assets.

13. Subsequent Event

On April 22, 2008, John McNulty resigned as Chairman and CEO. Mr. McNulty will continue to serve as a board member. The Board of Directors appointed Richard Scott, a director since January 2006, as Chairman of our Board of Directors. The Board of Directors also appointed Daniel Ryan, our then current President and Chief Operating Officer, as our interim Chief Executive Officer, effective immediately, and also as a board member, effective immediately following our annual stockholder meeting on May 16, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements below and in the other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended December 31, 2007. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

EXECUTIVE OVERVIEW

We are a global leader in enterprise security solutions. Powered by TrustedSource™ technology, our award-winning solutions proactively protect our customers’ mission-critical business applications from all manner of Internet-borne threats. Our comprehensive portfolio of Secure Web, Secure Mail, Secure Firewall, and Secure SafeWord solutions provide unmatched protection for the enterprise.

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

In the first quarter of 2008, we released SafeWord® 2008, a new version of our award-winning two-factor authentication solution, which is designed for the latest 64-bit Windows environments, including Vista and Windows 2008 Server, with seamless integration to Microsoft Active Directory.

Our Enterprise Security Solutions revenue represented 87% of total revenue in the first quarter of 2008, an 18% or $7.9 million increase over the prior year. The increase was driven by recognition of previously deferred other revenue. Our Secure SafeWord revenue represented 13% of total revenue in the first quarter of 2008, a 10% or $973,000 decrease over the prior year. This decrease was primarily driven by an individually significant purchase in the same period of the prior year which did not recur in the current year.

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

International sales accounted for 41% of total revenue for the three months ended March 31, 2008. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, the Middle East, Australia and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end-users. Our market presence has continued to expand through our extensive worldwide network of value-added resellers, distributors, and OEM partners. These partners generated 88% of our sales for the three months ended March 31, 2008 compared to 84% in the same period of 2007.

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

We incurred net losses of $18.4 million for the three months ending March 31, 2008. Until we are able to establish vendor specific objective evidence (VSOE) on the sales of our Secure Mail product line and our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward. For further explanation of VSOE and our revenue recognition policy, refer to Note 3 in the Notes to the Financial Statements.

As of March 31, 2008, we had $23.7 million in cash, cash equivalents and restricted cash with no outstanding borrowings on our $20.0 million revolving credit facility. We generated $13.1 million in cash from operations for the three months ended March 31, 2008. We were not required to make a quarterly payment on our term debt as no payment was due since we made accelerated payments in prior years. As of March 31, 2008, our term debt balance, net of fees, was $41.5 million and we were in compliance with all debt covenants. We expect to generate cash during 2008 as we expect billings to continue to grow at a faster rate than operating expenses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the condensed consolidated statements of operations of our company expressed as a percentage of revenue:

	Three Months Ended March 31,
	2008	2007
Revenues:
Products	48%	56%
Services	35	32
Other (See Note)	17	12

Total revenues	100	100

Cost of revenues:
Products	16	18
Services	7	6
Other (See Note)	3	2
Amortization of purchased intangibles	3	4

Total cost of revenues	29	30

Gross profit	71	70

Operating expenses:
Selling and marketing	50	53
Research and development	20	20
General and administrative	9	7
Amortization of purchased intangibles	4	5
Litigation	15	—

Total operating expenses	98	85

Operating loss	(27)	(15)
Other expense	(2)	(4)

Loss before taxes	(29)	(19)
Income tax expense	(1)	(1)

Net loss	(30)	(20)
Preferred stock accretion	(2)	(2)

Net loss applicable to common shareholders	(32)%	(22)%

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Three Months Ended March 31, 2008 and 2007.

Revenues. Our total revenues increased 13% to $60.7 million for the three months ended March 31, 2008 up from $53.8 million in the same period of 2007. Our products revenues decreased 4% to $29.1 million for the three months ended March 31, 2008 down from $30.2 million in the same period of 2007. Our services revenues increased 21% to $21.0 million for the three months ended March 31, 2008 up from $17.4 million in the same period of 2007. Other revenues increased to

$10.6 million for the three months ended March 31, 2008 up from $6.2 million in the same period of 2007. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable as services were provided in 2008 and 2007, respectively. This revenue is primarily from our Secure Mail product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from that product line has been deferred and is being recognized as revenue over the service period. The total revenue growth was driven by an 18% or $7.9 million increase in Enterprise Security Solutions revenue which was driven by recognition of previously deferred other revenues, and was slightly offset by a 10% or $973,000 decrease in the Secure SafeWord revenue. This decrease was primarily driven by an individually significant purchase in the same period of the prior year which did not recur in the current year.

Cost of Revenues and Gross Profit. Total cost of revenues increased 9% to $17.5 million for the three months ended March 31, 2008, up from $16.1 million in the same period of 2007. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of revenue was 71% for the quarter compared to 70% in the same period of 2007. For the three months ended March 31, 2008, gross profit for products decreased to 66% for the quarter compared to 68% in the same period of 2007, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products and an increase in manufacturing and overhead costs. Gross profit for services remained consistent at 80% for the three months ended March 31, 2008 and 2007, respectively.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and litigation judgment costs. Total operating expenses increased 31% to $59.7 million for the three months ended March 31, 2008 up from $45.6 million in the same period of 2007. This increase was driven primarily by the litigation expense and increased legal fees associated with defending the complaints described in Note 7 of the Notes to the Financial Statements, increased headcount and related costs which is in line with the growth of our business, and increased depreciation expense due to capital additions for computer hardware and software throughout the prior year. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 98% for the quarter compared to 85% in the same period of 2007. This increase was primarily driven by the litigation accrual related to the Finjan lawsuit, which is offset by growth in revenue and gross profit outpacing the increase in operating expense.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 7% to $30.4 million for the three months ended March 31, 2008 up from $28.5 million in the same period of 2007. This increase was driven primarily by inflationary increases in payroll and related costs. As a percentage of revenue, selling and marketing expense were 50% for the quarter compared to 53% in the same period of 2007. This improvement was primarily driven by the growth in revenue and gross profit outpacing the increase in selling and marketing expense.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 14% to $12.2 million for the three months ended March 31, 2008 up from $10.6 million in the same period of 2007. This increase was driven primarily by increased research and development headcount and related costs in support of our revenue growth and to a lesser extent inflationary increases in payroll and related costs, share-based compensation costs, and inflationary increases in allocated corporate costs. As a percentage of revenue, research and development expenses was 20% for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 55% to $5.7 million for the three months ended March 31, 2008 up from $3.7 million in the same period of 2007. This increase was driven primarily by an increase in legal fees incurred with defending the complaints described in Note 7 of the Notes to the Financial Statements, executive severance incurred, and to a lesser extent inflationary increases in payroll and related costs and allocated corporate costs. As a percentage of revenue, general and administrative expenses were 9% for the three months ended March 31, 2008 compared to 7% in the same period of 2007. This increase was primarily due to the increased legal fees incurred defending the previously mentioned lawsuits.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions. Amortization expense for these acquired tradenames and customer lists was $2.3 million for the three months ended March 31, 2008 compared to $2.8 million in the same period of 2007. This decrease was primarily driven by a decrease in amortization related to our CyberGuard customer list.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under Statement of Financial Accounting Standards (SFAS) No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of product revenues	$81	$103
Cost of service revenues	31	185
Selling and marketing	2,102	1,956
Research and development	1,001	922
General and administrative	555	559

Total share-based compensation expense	$3,770	$3,725

Litigation. The litigation expense of $9.2 million in the three months ended March 31, 2008 pertained to a charge related to litigation brought by Finjan Software Ltd. This expense represents a jury verdict in favor of the plaintiff for $9.2 million. We have asked the trial court to set aside the jury’s verdict. The motion remains pending and has not been ruled on by trial court. Therefore, the timing and amount of total payment have not been finalized. For further details regarding this lawsuit, see Note 7 in the Notes to the Financial Statements.

Other Expense. Other expense which consists primarily of the interest expense on our term debt was $1.1 million for the three months ended March 31, 2008, compared to $2.3 million in the same period of 2007. The decrease in other expense is primarily a result of a decrease in interest expense on our outstanding term debt balance.

Income Taxes. During the three months ended March 31, 2008, we recorded income tax expense of $790,000. The $790,000 income tax expense consists of $432,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $219,000 of non-cash U.S. tax expense primarily associated with the need to provide additional tax expense for valuation allowance on net operating losses, $86,000 of tax expense for various foreign taxes, and $53,000 associated with State regular income tax expense for prior periods. This is compared with an income tax expense of $393,000 in the same period of 2007. Of this $393,000 income tax expense, $140,000 was related to the United States Federal and State regular income tax expense and $253,000 for various foreign income taxes.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109, “Accounting for Income Taxes,” requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability in our consolidated balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized as a result of the FASB Interpretation (FIN) 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our condensed consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $11.1 million from $12.1 million at December 31, 2007 to $23.2 million at March 31, 2008. For the three months ended March 31, 2008 we generated $13.1 million from operating activities and $1.3 million from the exercise of stock options and the sale of common stock through our ESPP. We used $2.9 million to make capital purchases. We were not required to make a quarterly payment on our term debt as no payment was due since we made accelerated payments in prior periods.

Net cash provided by operating activities of $13.1 million for the three months ended March 31, 2008 was generated by our net loss adjusted for non-cash expenses and our collections outpacing our operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $3.3 million during the three months ended March 31, 2008 consisted mainly of $2.9 million for capital additions, which were primarily for leasehold improvements and furniture for our St. Paul, MN facility expansion and customer evaluation appliances and $461,000 for capitalized software and patents.

Net cash provided by financing activities of $1.3 million for the three months ended March 31, 2008 consisted of proceeds related to the exercise of stock options and the sale of common stock through our ESPP. We made no payments on our term debt in the quarter.

We anticipate using available cash to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, license technology or products related to our current line of business, and make additional payments on our term debt. We expect to spend another $5.0 million during the remainder of 2008 on capital expenditures, primarily for computer equipment, technology upgrades and leasehold improvements and another $1.2 million on customer evaluation equipment.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to the cash on hand we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary. At March 31, 2008, we have no outstanding borrowings on this credit facility. However, we have reserved $1.0 million of the revolving credit facility with a standby letter of credit related to the expansion of our St. Paul, MN facility.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We are in compliance with all covenants as of March 31, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of the financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that during the three months ended March 31, 2008 there were no significant changes to those critical policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of March 31, 2008, we had $44.0 million of outstanding indebtedness. Of this indebtedness, $34.0 million bears interest at rates that fluctuate with changes in certain prevailing interest rates.

There have been no other changes to our market risks as noted in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008 an evaluation was performed, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (“194 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite and CyberGuard TSP. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (“780 Patent”) and U.S. Patent No. 7,058,822 (“822 Patent”) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint were filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361.

The case was tried to a jury in Delaware in March 2008. The jury entered a verdict in favor of the plaintiff on March 12, 2008 and the District Court entered judgment on March 28, 2008. The jury found that Secure Computing infringed certain claims of Finjan’s patents and awarded damages in favor of Finjan of $9.2 million. The jury also found that the patents asserted by Secure Computing are valid but that Finjan has no liability to Secure Computing under our asserted patents. As a result of the jury verdict in the case, we have recorded a $9.2 million pre-tax charge to our first quarter earnings, which is a reasonable estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The jury’s verdict, including the damage award, is subject to the outcome of various post-verdict motions that we are currently pursuing.

On March 27, 2008, Secure Computing filed a combined Motion for Judgment as a matter of law, for new trial, and/or remittitur, asking the trial court to set aside the jury’s verdict, to reduce or eliminate the damages award, and/or for a new trial, which Motions were renewed on April 10, 2008. The Motions remain pending and have not yet been ruled on by the trial court. On April 4, 2008, Finjan filed Amended Motions for an injunction, enhanced damages, interest, attorneys’ fees, costs, expenses and an accounting of damages. Finjan also filed a Motion for Judgment as a matter of law to set aside the jury’s verdict that Secure Computing’s patents are valid. Those Motions have not been ruled on. On April 7, 2008, Secure Computing filed a Motion to Stay execution of the judgment pending the post-trial Motions, which remains pending as well. At this time, it is not possible to predict the timing or outcome of these Motions or reasonably estimate the additional amount of loss, if any, as the Motions are still pending.

We believe that the allegations included in the complaint are wholly without merit and intend to defend this litigation vigorously. If necessary, we will appeal the trial court’s decision to the Federal Circuit Court of Appeals.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of the company. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 and July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed a motion to dismiss, but did not prevail on that motion. We believe that our public statements during the class period were timely and accurate. The defendants intend to defend the claims vigorously.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. Related to this allegation, the complaint also alleges claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court for the District of New Jersey. In February 2008, the plaintiff amended her complaint to add some additional allegations, including a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. The company has answered the complaint, denying all of Ms. Josifovich’s claims and denying any liability. This matter is pending. We intend to vigorously defend this claim against us.

From time to time we may be engaged in certain other legal proceedings and claims arising in the ordinary course of our business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against us cannot be determined at this time. However, in the opinion of management, the facts known at the present time do not indicate that such litigation will have a material effect on our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Report on Form 8-K

(a) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2003, among Secure Computing Corporation, Nitro Acquisition Corp., and N2H2, Inc. is incorporated by reference to the corresponding exhibit to our Registration Statement of Form S-4 (Registration Number 333-107804) filed with the SEC on August 8, 2003.

2.2	Agreement and Plan of Merger, dated as of August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp., and CyberGuard Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

2.3	Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

2.4	First Amendment, dated July 14, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

2.5	Second Amendment, dated August 1, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 7, 2006.

2.6	Third Amendment, dated August 30, 2006, to the Agreement and Plan of Merger, dated as of July 11, 2006, by and among Secure Computing Corporation, Peach Acquisition Corp., and CipherTrust, Inc. is incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 28, 2006.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1988, the Certificate of Designations of Series E 4% Cumulative Preferred Stock effective January 26, 2000; and the Certificate of Designations of Series F 4% Cumulative Convertible Preferred Stock effective June 30, 2000 is incorporated by reference to the corresponding exhibit to our Amended Quarterly Report on Form 10-Q for the period ended June 30, 2000.

3.2	By-Laws of the Registrant are incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration Number 33-97838).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.1	Specimen of common stock certificate is incorporated by reference to the corresponding exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (Registration Number 33-97838).

4.2*	Amended and Restated 1995 Omnibus Stock Plan is incorporated by reference to the Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 1999.

4.3*	2002 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (Registration Number 333-115583) filed with the SEC on January 19, 2006.

4.4*	CyberGuard Corporation Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to CyberGuard Corporation’s Registration Statement on Form S-8 (Registration Number 33-88448) filed with the SEC on January 13, 1995.

Exhibit	Description
4.5*	CyberGuard Corporation Third Amended and Restated Employee Stock Option Plan is incorporated by reference to CyberGuard Corporation’s Proxy Statement filed on December 13, 2003.

4.6	Warrant by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

4.7*	CipherTrust, Inc. 2000 Stock Option Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

10.1*	Employment Agreement with John McNulty is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended March 31, 1999.

10.2*	Employment Agreement with Timothy Steinkopf is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended June 30, 2001.

10.4*	Employment Agreement with Michael Gallagher is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.5*	Employment Agreement with Mary Budge is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2004.

10.6	Securities Purchase Agreement, dated as of August 17, 2005, by and among Secure Computing Corporation and Warburg Pincus IX, L.P. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

10.7	Amendment No. 1 to the Securities Purchase Agreement by and among Secure Computing Corporation and Warburg Pincus IX, L.P. dated December 9, 2005 is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2005.

10.8*	Form of Indemnification Agreement between the Company, and Cary Davis dated January 31, 2006; Robert J. Frankenberg dated January 31, 2006; James Jordan dated February 1, 2006; John McNulty dated February 1, 2006; Stephen Puricelli dated January 31, 2006; Eric Rundquist dated January 31, 2006; Richard Scott dated January 31, 2006; and Alexander Zakupowsky, Jr. dated February 1, 2006 is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on January 31, 2006. Form of Indemnification Agreement between the company and Daniel Ryan dated August 29, 2007 is included by reference to the corresponding exhibit of our current report on Form 8-K filed with the SEC on August 30, 2007.

10.10*	Employment Agreement with Atri Chatterjee is incorporated by reference to the corresponding exhibit of our Quarterly Report of Form 10-Q for the period ended September 30, 2006.

10.12	Senior Secured Credit Facilities Commitment Letter, dated as of July 11, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 13, 2006.

10.13	Amended and Restated Senior Secured Credit Facilities Commitment Letter, dated as of July 14, 2006, from Citigroup, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2006.

10.14*	Form of Restricted Stock Award Agreement-Secure Computing Corporation 2002 Stock Incentive Plan is incorporated by reference to the corresponding exhibit of our Annual Report of Form 10-K for the period ended December 31, 2006.

10.15*	Employment Agreement with Daniel Ryan is incorporated by reference to the corresponding exhibit of our Current Report of Form 8-K filed with the SEC on August 30, 2007.

10.16*	Employment Agreement with Glenn Cross is incorporated by reference to the corresponding exhibit of our Current Report of Form 8-K filed with the SEC on December 6, 2007.

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

(b) Report on Form 8-K

On March 18, 2008, we filed a report on Form 8-K pursuant to Item 8.01, “Other Events,” announcing that on March 13, 2008, we issued a press release regarding the Finjan patent infringement lawsuit verdict. We do not believe that it infringes upon Finjan’s patents in any way, and we further believe that Finjan’s patents are invalid. We intend to request that the trial court set aside the jury verdict and, if necessary, we intend to appeal to the Federal Circuit Court of Appeals.

SECURE COMPUTING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

DATE: May 8, 2008	By:	/s/ Timothy J. Steinkopf
Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)