Form 10-Q
period 2008-06-30
SECURE COMPUTING CORP
filed 2008-08-11
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission file number 0-27074

SECURE COMPUTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1637226
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

55 Almaden Boulevard San Jose, California	95113
(Address of principal executive offices)	(Zip code)

(408) 494-2020

Registrant’s telephone number, including area code

4810 Harwood Road, San Jose, California 95124

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 68,178,488 shares issued and outstanding as of July 31, 2008.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008 (Unaudited)	December 31, 2007 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$21,312	$12,084
Restricted cash	327	507
Accounts receivable, net	61,101	64,056
Inventory, net	6,556	6,725
Other current assets	18,025	16,464

Total current assets	107,321	99,836
Property and equipment, net	21,799	18,595
Goodwill	528,416	528,264
Intangibles, net	53,677	61,494
Other assets, net of current portion	11,268	10,560

Total assets	$722,481	$718,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,666	$12,567
Accrued payroll	10,107	9,886
Accrued expenses	15,471	7,891
Acquisition reserves	454	1,012
Deferred revenue	125,462	98,751

Total current liabilities	162,160	130,107
Acquisition reserves, net of current portion	657	721
Deferred revenue, net of current portion	59,888	69,429
Deferred tax liability	9,906	8,729
Debt, net of fees	41,641	41,461
Other liabilities	1,497	1,359

Total liabilities	275,749	251,806
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at June 30, 2008 and December 31, 2007	71,213	69,281
Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 68,170,030 at June 30, 2008 and 67,178,668 at December 31, 2007	683	673
Additional paid-in capital	573,138	564,108
Accumulated deficit	(197,385)	(166,028)
Accumulated other comprehensive loss	(917)	(1,091)

Total stockholders’ equity	375,519	397,662

Total liabilities and stockholders’ equity	$722,481	$718,749

NOTE:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Products	$28,687	$30,722	$57,767	$60,893
Services	19,947	18,509	40,973	35,909
Other (See Note)	13,070	8,417	23,667	14,618

Total revenues	61,704	57,648	122,407	111,420

Cost of revenues:
Products	11,959	8,960	21,752	18,557
Services	4,454	4,646	8,636	8,131
Other (See Note)	2,229	1,399	3,817	2,488
Amortization of purchased intangibles	1,924	2,050	3,848	3,981

Total cost of revenues	20,566	17,055	38,053	33,157

Gross profit	41,138	40,593	84,354	78,263

Operating expenses:
Selling and marketing	30,981	29,635	61,363	58,102
Research and development	12,570	11,101	24,731	21,725
General and administrative	5,221	3,702	10,949	7,392
Amortization of purchased intangibles	2,257	2,772	4,514	5,553
Litigation settlement	—	—	9,180	—

Total operating expenses	51,029	47,210	110,737	92,772

Operating loss	(9,891)	(6,617)	(26,383)	(14,509)
Other expense	(761)	(1,727)	(1,856)	(4,017)

Loss before taxes	(10,652)	(8,344)	(28,239)	(18,526)
Income tax expense	(396)	(2,604)	(1,186)	(2,997)

Net loss	(11,048)	(10,948)	(29,425)	(21,523)
Preferred stock accretion	(966)	(924)	(1,932)	(1,838)

Net loss applicable to common shareholders	$(12,014)	$(11,872)	$(31,357)	$(23,361)

Basic and diluted loss per share	$(0.18)	$(0.18)	$(0.46)	$(0.36)
Weighted average shares outstanding—basic and diluted	67,915	65,756	67,667	65,518

NOTE: For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and, therefore, are unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(29,425)	$(21,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,962	3,422
Amortization of intangible assets	8,761	9,927
Loss on disposals of property and equipment and intangible assets	49	175
Amortization of debt fees	180	252
Deferred income taxes	617	1,652
Share-based compensation	6,958	8,057
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,955	8,770
Inventories	169	(489)
Other operating assets	(2,547)	(2,027)
Accounts payable	(1,683)	(919)
Accrued payroll	221	(2,059)
Accrued expenses	7,704	(158)
Acquisition reserves	(177)	(595)
Deferred revenue	17,170	20,174

Net cash provided by operating activities	15,914	24,659
Investing activities
Purchase of property and equipment, net	(8,058)	(6,059)
Increase in intangibles and other assets, net	(817)	(1,498)
Change in restricted cash, net	195	(16)

Net cash used for investing activities	(8,680)	(7,573)
Financing activities
Proceeds from issuance of common stock	2,082	3,828
Repayment of term debt	—	(22,000)

Net cash provided by/(used for) financing activities	2,082	(18,172)
Effect of exchange rates	(88)	1,601

Net increase in cash and cash equivalents	9,228	515
Cash and cash equivalents, beginning of period	12,084	8,249

Cash and cash equivalents, end of period	$21,312	$8,764

Supplemental Cash Flow Disclosure
Interest paid	$1,505	$3,568
Release of deferred tax asset valuation allowance as a reduction to goodwill	$660	$1,686

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Secure Computing Corporation (“we,” “us,” “our” or “Secure Computing”) is a global leader in enterprise security solutions. Powered by TrustedSource™ technology, our award-winning solutions proactively protect our customers’ mission-critical business applications from all manner of Internet-borne threats. Our comprehensive portfolio of Secure Web™, Secure Mail™, Secure Firewall™, and Secure SafeWord™ solutions provide unmatched protection for the enterprise.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, and, as permitted, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The December 31, 2007 condensed consolidated balance sheet is derived from our audited consolidated balance sheet as of December 31, 2007. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC).

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. Upon implementation of FIN 48 we have recognized a liability of $1.5 million for unrecognized income tax benefits as of June 30, 2008. Due to an offsetting release in valuation allowance on net operating losses (NOL), the liability had minimal impact on our effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We do not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

Our company is subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statute of limitations. However, due to NOL carryforwards from prior periods, the Internal Revenue Service could potentially review the losses related to NOL-generating years back to 1989. Our foreign subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2002.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have an impact on our condensed consolidated financial statements. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, in-process research and development and certain acquired contingencies. SFAS No. 141(R) requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. Following the adoption of SFAS No. 141(R) any change in an acquisition-related valuation allowance will be reversed to income tax expense rather than goodwill. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. This standard will change our disclosures of any future derivative instruments and hedging activities on a prospective basis, when adopted.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP No. 142-3 on our consolidated financial position and results of operations.

4. Debt

Debt consisted of the following at the dates indicated (in thousands):

	As of June 30, 2008	As of December 31, 2007
Secured term loan, due August 31, 2013	$44,000	$44,000
Deferred financing fees, amortized through August 31, 2013	(2,359)	(2,539)

Total debt, net of fees	$41,641	$41,461

There were no outstanding amounts on either the revolving credit facility or the swingline loan sub-facility as of June 30, 2008 and December 31, 2007. As of June 30, 2008, there is $800,000 of the revolving credit facility reserved with a standby letter of credit related to the expansion of our St. Paul facility which expires upon termination of our lease.

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provides for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The proceeds from the $90.0 term loan were used to finance a portion of the CipherTrust, Inc. (“CipherTrust”) acquisition. The term loan matures on August 31, 2013 and is payable in scheduled quarterly installments of $225,000, which began in December 2006 with the remaining balance due at maturity. In prior periods, we had been making accelerated payments on the debt with excess cash from operations and, therefore, we were not required to make a quarterly payment for the quarter ended June 30, 2008. Interest is payable quarterly on the term loan at the London Interbank Offered Rate (LIBOR) +3.00%. The interest rate on the term loan may be adjusted quarterly based on our Leverage Ratio (as defined below) and can range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of June 30, 2008 was 5.70%. Including amortization of deferred financing fees, we incurred $727,000 and $1.8 million of interest expense in the three months ended June 30, 2008 and 2007, respectively, and $1.7 and $3.9 million in the six months ended June 30, 2008 and 2007, respectively.

The $20.0 million revolving credit facility expires on August 31, 2012 with interest payable quarterly at LIBOR + 2.75%. The interest rate on the revolving credit facility may be adjusted quarterly based on our Leverage Ratio and can range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility also requires that we pay an annual commitment fee of .375%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, is payable quarterly in arrears. The Leverage Ratio is defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio is calculated quarterly on a pro forma basis that includes the four preceding quarters. The Leverage Ratio calculation cannot exceed the following thresholds over the term of the loan: Fiscal 2008—2.50 to 1.0; Fiscal 2009—2.25 to 1.00; Fiscal 2010 through maturity—2.00 to 1.00.

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

Debt Covenants

The credit facility agreement contains various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates, and sales of assets. In addition, the credit facility requires us to comply with certain quarterly financial covenants including maintaining leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all covenants as of June 30, 2008. In order to close the proposed sale of the SafeWord product line described in Note 13, we will be required under the credit facility agreement to either obtain a waiver of the negative covenant regarding assets sales or pre-pay the indebtedness outstanding under the credit facility at the time of closing.

Derivative Instrument

On September 29, 2006, we entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreased $10.0 million each quarter which began March 30, 2007. The agreement terminated on June 30, 2008. The interest rate cap agreement was designated as a cash flow hedge and is reflected at fair value in our condensed consolidated balance sheet. The related gains or losses on this contract were deferred in stockholders’ equity as a component of other comprehensive loss. Deferred gains and losses were amortized as an adjustment to expense over the same period in which the related items being hedged were recognized in income. The unrealized gain on the interest rate cap agreement on our condensed consolidated balance sheet was $0 and $4,000 as of June 30, 2008 and 2007, respectively.

5. Equity Financing

On January 12, 2006, we received from Warburg Pincus Private Equity IX, L.P., a global private equity fund, $70.0 million in gross proceeds from the issuance of 700,000 shares of Series A Convertible Preferred Stock (the preferred stock) and a warrant to acquire 1.0 million shares of our common stock. Based on the quoted market price of $14.40 on January 12, 2006 and the fair value of the warrant as determined using the Black-Scholes model, we valued the preferred stock at $62.0 million and the warrant at $8.0 million. The proceeds from this transaction were used to finance most of the cash portion of the CyberGuard Corporation acquisition.

On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share in accordance with an anti-dilution adjustment triggered by the CipherTrust acquisition. Holders of our preferred stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: (i) beginning in July 2010, shares of preferred stock will be entitled to receive semi-annual dividends, which may be paid in cash or added to the preferred stock liquidation preference, equal to 5% of the preferred stock liquidation preference per year and (ii) each share of preferred stock has an initial liquidation preference of $100 which accretes daily at an annual rate of 5%, compounded semi-annually, until July 2010.

On August 31, 2006, the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share also in accordance with an anti-dilution adjustment triggered by the CipherTrust acquisition. The warrant expires on January 12, 2013. If the market price of our common stock rises above the exercise price, the warrant will become dilutive and 1.0 million shares will be immediately included in the computation of diluted earnings per share as if the warrant is exercised using the treasury stock method.

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

The preferred stock is considered to be contingently redeemable shares and is classified as temporary equity on our condensed consolidated balance sheets as the change in control of our company is uncertain and because there is a cash feature related to the settlement of the preferred stock upon a change of control. As of June 30, 2008 and December 31, 2007, none of the preferred stock had been converted.

6. Comprehensive Loss

During the three months ended June 30, 2008 and 2007, total comprehensive loss amounted to $11.1 million and $10.9 million, respectively. During the six months ended June 30, 2008 and 2007, total comprehensive loss amounted to $29.2 million and $19.9 million, respectively. The components of our comprehensive loss are net loss, foreign currency translation adjustments, and the change in the fair market value of our interest rate hedge. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive loss.

7. Contingencies

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (‘194 Patent) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite and CyberGuard TSP. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (‘780 Patent) and U.S. Patent No. 7,058,822 (‘822 Patent) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint were filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents—U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361.

The case was tried before a jury in Delaware in March 2008. The jury entered a verdict in favor of the plaintiff on March 12, 2008 and the District Court entered judgment on March 28, 2008. The jury found that Secure Computing infringed certain claims of Finjan’s patents and awarded damages in favor of Finjan in the amount of $9.2 million. The jury also found that the patents asserted by Secure Computing are valid but that Finjan has no liability to Secure Computing under our asserted patents. As a result of the jury verdict in the case, we recorded a $9.2 million pre-tax charge, which is a reasonable estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The jury’s verdict, including the damage award, is subject to the outcome of the post-verdict motions described below.

On March 27, 2008, Secure Computing filed a combined motion for judgment as a matter of law, new trial, and/or remittitur, asking the trial court to set aside the jury’s verdict, to reduce or eliminate the damages award, and/or for a new trial, which motions were renewed on April 10, 2008. On April 4, 2008, Finjan filed amended motions for an injunction, enhanced damages, interest, attorneys’ fees, costs, expenses and an accounting of damages. Finjan also filed a motion for judgment as a matter of law to set aside the jury’s verdict that Secure Computing’s patents are valid. On April 7, 2008, Secure Computing filed a motion to stay execution of the judgment pending the post-trial motions. Briefing for these motions was completed on May 16, 2008. All of the motions remain pending. At this time, it is not possible to predict the timing or outcome of these motions or reasonably estimate the additional amount of loss, if any, that Secure Computing might suffer. We believe that the allegations included in the complaint are wholly without merit and intend to defend this litigation vigorously. If necessary, we will appeal the trial court’s decision to the Federal Circuit Court of Appeals.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of Secure Computing. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 and July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed a motion to dismiss. The trial court denied that motion on March 4, 2008. The defendants filed answers to the amended complaint on April 25, 2008, and discovery is proceeding. The next status conference with the court is scheduled for November 21, 2008. We believe that our public statements during the class period were timely and accurate. We and the other defendants intend to defend the claims vigorously.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. The complaint also asserts claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court for the District of New Jersey. In February 2008, the plaintiff amended her complaint to add some additional allegations, including a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. Secure Computing has answered the complaint, denying all of Ms. Josifovich’s claims and denying any liability. This matter is pending, with discovery proceeding. We intend to vigorously defend the claims against us.

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

8. Income Taxes

During the three months ended June 30, 2008, we recorded income tax expense of $396,000. The $396,000 income tax expense consists of $228,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $51,000 of non-cash U.S. tax expense related to deferred tax liabilities, $99,000 of cash tax expense for various foreign taxes, and $18,000 associated with state income tax expense for prior periods. This is compared with an income tax expense of $2.6 million in the same period of 2007. Of this $2.6 million of income tax expense, $1.7 million is related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $724,000 is related to various other foreign income taxes, and $214,000 is related to U.S. Federal and state income tax expense.

During the six months ended June 30, 2008, we recorded income tax expense of $1.2 million. The $1.2 million of income tax expense consists of $660,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $270,000 of non-cash U.S. tax expense of which a portion relates to deferred tax liabilities, $185,000 of tax expense for various foreign taxes, and $71,000 associated with state income tax expense for prior periods. This is compared with an income tax expense of $3.0 million in the same period of 2007. Of this $3.0 million of income tax expense, $214,000 was related to U.S. Federal and state regular income tax expense, $977,000 was related to various other foreign income taxes, and $1.7 million was related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109 requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability in our condensed consolidated balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized as a result of the FIN 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our condensed consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

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

One of our board members is currently an individual investor of the investee. At the time that the decisions were made to make both investments, a former board member was also involved with the investee and these two board members recused themselves from the decisions.

10. Segment Information

We view our operations and manage our business as one segment called enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, the Middle East, Australia, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 36% and 35% of total revenue for the three months ended June 30, 2008 and 2007, respectively, and 39% and 36% of total revenue for the six months ended June 30, 2008 and 2007, respectively. The following table summarizes our domestic and international revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Domestic	$39,452	$37,646	$75,252	$71,583
International	22,252	20,002	47,155	39,837

Total	$61,704	$57,648	$122,407	$111,420

11. Share-Based Compensation

Description of Plans

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 10.0 million shares authorized under the 2002 Plan at June 30, 2008. All options granted under the 2002 Plan through June 30, 2008 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms.

Our 1995 Omnibus Stock Plan along with the N2H2 Stock Option Plans, the CyberGuard Stock Option Plans, and the Secure Computing 2000 Stock Plan (formerly the CipherTrust 2000 Stock Option Plan), which were assumed in connection with our acquisitions, are described more fully in Note 10 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. No additional awards may be granted under the 1995 Omnibus Stock Plan.

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

Share-Based Compensation Expense

A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for stock options, restricted stock awards and shares purchased under our ESPP for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of product revenues	$74	$108	$155	$211
Cost of service revenues	208	208	239	393
Selling and marketing	1,418	2,461	3,520	4,417
Research and development	953	1,013	1,954	1,935
General and administrative	535	542	1,090	1,101

Increase of loss before taxes	$3,188	$4,332	$6,958	$8,057

Effect on basic and diluted loss per share	$0.05	$0.07	$0.10	$0.12

As of June 30, 2008, there was $30.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.8 years.

12. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair-value measurements. We adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.

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

Our financial assets measured at fair value on a recurring basis of $19.2 million as of June 30, 2008 consisted of money market funds and commercial paper. We used level 1 inputs to determine the fair value of our financial assets.

13. Subsequent Event

On July 30, 2008 we announced our agreement to sell the Secure SafeWord product line to Aladdin Knowledge Systems for $64.3 million in cash, including acquisition costs. In connection with the proposed sale, certain employees from our SafeWord research and development group and our corporate sales team are expected to be hired by Aladdin Knowledge Systems. The sale is subject to certain closing conditions which are contained in the asset purchase agreement. The transaction is expected to close in late August or September 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global leader in enterprise security solutions that proactively protect our customers’ mission-critical business applications and desktop users from all manner of Internet-borne and internal threats. Our comprehensive portfolio of Secure Web, Secure Mail, Secure Firewall, and Secure SafeWord solutions provide unmatched protection for the enterprise.

Our specialized solutions are designed to meet customers’ needs to balance security and accessibility, and to help them create trusted environments both inside and outside their organizations. We have developed a vision for comprehensive security on the enterprise gateway that embodies the following core design principles: hybrid delivery via appliances, security as a service, and virtual appliances; real-time, reputation-driven intelligence; application and content awareness; centralized policy, management and reporting; bi-directional protection; user management and education; performance; and resiliency.

We continue to evolve all of our products to meet the needs of our customers either through maintenance or feature releases each quarter. In addition, we introduced the following major product and/or service releases in 2008. In the first quarter of 2008, we released SafeWord® 2008, a new version of our award-winning two-factor authentication solution, which is designed for the latest 64-bit Windows environments, including Vista and Windows 2008 Server, with seamless integration to Microsoft Active Directory. In the second quarter of 2008 we announced the availability of Secure Web Protection Service, the industry’s first software-as-a-service (SaaS) Web security solution providing reputation-based protection from malware and other Web-borne threats. We also unveiled Secure Firewall Geo-Location, a new service that allows organizations to create policies that block connections by an IP address (for any network protocol/application) based on country code information.

In April 2008, we took actions to reduce company expenses by approximately 10%. In support of this, we incurred $1.5 million in severance and related costs by eliminating 75 positions throughout the company.

During the second quarter of 2008, we also increased our focus and investments in the enterprise gateway areas of our business with an emphasis on Web and hosted security. We believe that this plan will allow us to better capitalize on the market opportunities in these areas, expand our operational leverage and ultimately provide stronger top and bottom line growth for the company.

On April 22, 2008, John McNulty resigned as our Chief Executive Officer and Chairman of the Board of Directors. As a result, we incurred $719,000 in severance and related costs. The Board of Directors has since appointed Richard Scott, a director since January 2006, as Chairman. Mr. McNulty will continue to serve as a director. On July 15, 2008, the Board of Directors appointed Daniel Ryan as our Chief Executive Officer and he continues to serve as our President.

On July 30, 2008 we announced the sale of the Secure SafeWord product line to Aladdin Knowledge Systems for $64.3 million in cash, including acquisition costs. In connection with the proposed sale, certain employees from our SafeWord research and development group and our corporate sales team are expected to be hired by Aladdin Knowledge Systems. The sale is subject to certain closing conditions which are contained in the asset purchase agreement. The transaction is expected to close in late August or September 2008. The sale of Secure SafeWord enables us to redouble our focus in our areas of greatest strength and expertise – delivering comprehensive and integrated Web, mail and network gateway appliances.

Our Enterprise Security Solutions revenue represented 89% of total revenue in the second quarter of 2008, a 10% or $4.9 million increase over the prior year. The increase was driven by sustained demand for network security solutions. Our Secure SafeWord revenue represented 11% of total revenue in the second quarter of 2008, an 11% or $874,000 decrease over the prior year. This decrease was primarily driven by the launch of our SafeWord® 2008 product line in the first quarter of 2008 for which we are unable to establish vendor specific objective evidence (VSOE) of fair value on the undelivered elements; therefore, the majority of revenue from this product line has been deferred and is being recognized as revenue over the service period. To a lesser extent, revenue decreased due to fewer significant sized purchases in this period compared to the same period of the prior year.

Our Enterprise Security Solutions revenue represented 88% of total revenue for the six months ending June 30, 2008, a 14% or $12.8 million increase over the prior year. The increase was driven by sustained demand for network security solutions. Our Secure SafeWord revenue represented 12% of total revenue for the six months ending June 30, 2008, an 11% or $1.8 million decrease over the prior year. This decrease was primarily driven by the launch of our SafeWord® 2008 product line in the first quarter of 2008 for which we are unable to establish VSOE of fair value on the undelivered elements; therefore, the majority of revenue from this product line has been deferred and is being recognized as revenue over the service period. To a lesser extent, revenue decreased due to fewer significant sized purchases in this period compared to the same period of the prior year.

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

International sales accounted for 36% and 39% of total revenue for the three months and six months ended June 30, 2008, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, the Middle East, Australia and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end-users. Our market presence has continued to expand through our extensive worldwide channel of value-added resellers, distributors, and OEM partners. These channel partners generated 92% and 90% of our sales for the three months and six months ended June 30, 2008, respectively, compared to 87% and 86% for the same periods ended June 30, 2007, respectively.

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

We incurred a net loss of $11.0 million in the three months ended June 30, 2008 compared to a net loss of $10.9 million in the same period of 2007. For the six months ended June 30, 2008, we incurred a net loss of $29.4 million compared to a net loss of $21.5 million for the same period in 2007. Until our revenue outpaces our operating expenses, including share-based compensation and amortization of intangible assets, we expect to generate net losses going forward. For further explanation of VSOE and our revenue recognition policy, refer to Note 3 in the Notes to the Financial Statements.

As of June 30, 2008, we had $21.6 million in cash, cash equivalents and restricted cash with no outstanding borrowings on our $20.0 million revolving credit facility. We generated $15.9 million in cash from operations for the six months ended June 30, 2008. We were not required to make a quarterly payment on our term debt as of June 30, 2008 because we made accelerated payments in prior years. As of June 30, 2008, our term debt balance, net of fees, was $41.6 million and we were in compliance with all debt covenants. We expect to generate cash during 2008 as we expect billings to continue to grow at a faster rate than operating expenses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the condensed consolidated statements of operations of our company expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Products	47%	53%	47%	55%
Services	32	32	34	32
Other (See Note)	21	15	19	13

Total revenues	100	100	100	100

Cost of revenues:
Products	19	16	18	17
Services	7	8	7	7
Other (See Note)	4	2	3	2
Amortization of purchased intangibles	3	4	3	4

Total cost of revenues	33	30	31	30

Gross profit	67	70	69	70

Operating expenses:
Selling and marketing	50	52	50	52
Research and development	20	19	20	19
General and administrative	9	6	9	7
Amortization of purchased intangibles	4	5	4	5
Litigation settlement	—	—	8	—

Total operating expenses	83	82	91	83

Operating loss	(16)	(12)	(22)	(13)
Other expense	(1)	(3)	(1)	(4)

Loss before taxes	(17)	(15)	(23)	(17)
Income tax expense	(1)	(5)	(1)	(3)

Net loss	(18)	(20)	(24)	(20)
Preferred stock accretion	(1)	(1)	(2)	(1)

Net loss applicable to common shareholders	(19)%	(21)%	(26)%	(21)%

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Three Months Ended June 30, 2008 and 2007.

Revenues. Our total revenues increased 7% to $61.7 million for the three months ended June 30, 2008 up from $57.6 million in the same period of 2007. Our products revenues decreased 7% to $28.7 million for the three months ended June 30, 2008 down from $30.7 million in the same period of 2007. Our services revenues increased 8% to $19.9 million for the three months ended June 30, 2008 up from $18.5 million in the same period of 2007. Other revenues increased 55% to $13.1 million for the three months ended June 30, 2008 up from $8.4 million in the same period of 2007. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable as services were provided in 2008 and 2007, respectively. This revenue is primarily from our Secure Mail product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from that product line has been deferred and is being recognized as revenue over the service period. The total revenue growth was driven by a 10% or $4.9 million increase in Enterprise Security Solutions revenue which was primarily driven by sustained demand for network security solutions, and was slightly offset by an 11% or $874,000 decrease in the Secure SafeWord revenue. This decrease was primarily driven by the launch of our SafeWord® 2008 product line in the first quarter of 2008 for which we are unable to establish VSOE of fair value on the undelivered elements; therefore, the majority of revenue from this product line has been deferred and is being recognized as revenue over the service period. Revenue also decreased due to fewer significant sized purchases in this period compared to the same period of the prior year.

Cost of Revenues and Gross Profit. Total cost of revenues increased 21% to $20.6 million for the three months ended June 30, 2008, up from $17.1 million in the same period of 2007. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of revenue was 67% for the quarter compared to 71% in the same period of 2007. For the three months ended June 30, 2008, gross profit for products decreased to 58% for the quarter compared to 70% in the same period of 2007, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products, and an increase in related manufacturing and overhead costs, which includes $189,000 in severance and related costs. Gross profit for services increased to 78% for the quarter compared to 75% in the same period of 2007. This improvement was primarily driven by the growth of our support revenue outpacing increases in support costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and litigation judgment costs. Total operating expenses increased 8% to $51.0 million for the three months ended June 30, 2008 up from $47.2 million in the same period of 2007. This increase was driven primarily by the severance incurred for the reduction in force and the resignation of our former Chief Executive Officer in April 2008 of $2.0 million, increased legal fees of $855,000 associated with defending the complaints described in Note 7 of the Notes to the Financial Statements, increased headcount and related costs which are in line with the growth of our business, and increased depreciation expense primarily due to capital additions for computer hardware and software throughout the prior and current years for the expansion of our TrustedSource data centers and customer evaluation equipment. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. These increases were somewhat offset by the decrease in share-based compensation expense. As a percentage of revenue, total operating expenses were 83% for the quarter compared to 82% in the same period of 2007.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses increased 5% to $31.0 million for the three months ended June 30, 2008 up from $29.6 million in the same period of 2007. This increase was driven primarily by severance of $819,000 and inflationary increases in payroll and related costs, which was somewhat offset by a decrease in share-based compensation cost. As a percentage of revenue, selling and marketing expense was 50% for the quarter compared to 52% in the same period of 2007. This improvement was primarily driven by the growth in revenue outpacing the increase in selling and marketing expense.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel, and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 13% to $12.6 million for the three months ended June 30, 2008 up from $11.1 million in the same period of 2007. This increase was driven primarily by increased research and development headcount and related costs in support of our revenue growth along with severance incurred of $316,000 and to a lesser extent inflationary increases in payroll and related costs. As a percentage of revenue, research and development expenses were 20% for the three months ended June 30, 2008 compared to 19% in the same period of 2007. This increase was primarily driven by the increased amount of dollars invested in research and development to support our revenue growth and severance incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance, and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 41% to $5.2 million for the three months ended June 30, 2008 up from $3.7 million in the same period of 2007. This increase was driven primarily by severance incurred of $919,000, increased legal fees of $855,000 with defending the complaints described in Note 7 of the Notes to the Financial Statements, and to a lesser extent inflationary increases in payroll and related costs and allocated corporate costs. As a percentage of revenue, general and administrative expenses were 9% for the three months ended June 30, 2008 compared to 6% in the same period of 2007. This increase was primarily due to severance incurred and increased legal fees incurred defending the previously mentioned lawsuits.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions. Amortization expense for these acquired tradenames and customer lists was $2.3 million for the three months ended June 30, 2008 compared to $2.8 million in the same period of 2007. This decrease was primarily driven by certain assets being fully amortized.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under Statement of Financial Accounting Standards (SFAS) No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2008	2007
Cost of product revenues	$74	$108
Cost of service revenues	208	208
Selling and marketing	1,418	2,461
Research and development	953	1,013
General and administrative	535	542

Total share-based compensation expense	$3,188	$4,332

The decrease in share-based compensation expense in selling and marketing and in total is primarily due to the departure of former CipherTrust employees, along with a decrease in expense for acquired CipherTrust options as the options continue to vest.

Other Expense. Other expense, which consists primarily of the interest expense on our term debt, was $761,000 for the three months ended June 30, 2008, compared to $1.7 million in the same period of 2007. The decrease in interest expense is primarily a result of a decrease in interest rates on a lower outstanding term debt balance compared to the prior year.

Income Taxes. During the three months ended June 30, 2008, we recorded income tax expense of $396,000. The $396,000 income tax expense consists of $228,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $51,000 of non-cash U.S. tax expense related to deferred tax liabilities, $99,000 of cash tax expense for various foreign taxes, and $18,000 associated with state income tax expense for prior periods. This is compared with an income tax expense of $2.6 million in the same period of 2007. Of this $2.6 million of income tax expense, $1.7 million is related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $724,000 is related to various other foreign income taxes, and $214,000 is related to U.S. Federal and state income tax expense.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109 requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability in our consolidated balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized as a result of the FASB Interpretation (FIN) 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our condensed consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

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

Comparison of Six Months Ended June 30, 2008 and 2007.

Revenues. Our total revenues increased 10% to $122.4 million for the six months ended June 30, 2008 up from $111.4 million in the same period of 2007. Our products revenues decreased 5% to $57.8 million for the six months ended June 30, 2008 down from $60.9 million in the same period of 2007. Our services revenues increased 14% to $41.0 million for the six months ended June 30, 2008 up from $35.9 million in the same period of 2007. Other revenues increased 62% to $23.7 million for the six months ended June 30, 2008 up from $14.6 million in the same period of 2007. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable as services were provided in 2008 and 2007, respectively. This revenue is primarily from our Secure Mail product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from that product line has been deferred and is being recognized as revenue over the service period. The total revenue growth was driven by a 14% or $12.8 million increase in Enterprise Security Solutions revenue which was primarily driven by sustained demand for network security solutions, and was slightly offset by an 11% or $1.8 million decrease in the Secure SafeWord revenue. This decrease was primarily driven by the launch of our SafeWord® 2008 product line in which we are unable to establish VSOE of fair value on the undelivered elements; therefore, the majority of revenue from this product line has been deferred and is being recognized as revenue over the service period.

Cost of Revenues and Gross Profit. Total cost of revenues increased 15% to $38.1 million for the six months ended June 30, 2008, up from $33.2 million in the same period of 2007. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of revenue was 69% for the six months ended June 30, 2008 compared to 70% in the same period of 2007. For the six months ended June 30, 2008, gross profit for products decreased to 62% compared to 70% in the same period of 2007, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products and an increase in related manufacturing and overhead costs which includes $189,000 in severance and related costs. Gross profit for services increased to 79% for the six months ended June 30, 2008 compared to 77% for the same period in 2007. This improvement was primarily driven by the growth of our support revenue outpacing increases in support costs.

Operating Expenses. Total operating expenses increased 19% to $110.7 million for the six months ended June 30, 2008 up from $92.8 million in the same period of 2007. This increase was driven primarily by the litigation expense of $9.2 million and increased legal fees of $2.5 million associated with defending the complaints described in Note 7 of the Notes to the Financial Statements, severance incurred of $2.5 million for the reduction in force in April 2008 and the resignation of two executive officers, increased headcount and related costs which is in line with the growth of our business, and increased depreciation expense due to capital additions for computer hardware and software throughout the prior year as a result of the expansion of our TrustedSource data centers and customer evaluation equipment. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 91% for the six months ended June 30, 2008 compared to 83% in the same period of 2007. This increase was primarily driven by the litigation accrual in March 2008 related to the Finjan lawsuit, which is offset by growth in revenue outpacing the increase in operating expense.

Selling and Marketing. Selling and marketing expenses increased 6% to $61.4 million for the six months ended June 30, 2008 up from $58.1 million in the same period of 2007. This increase was driven primarily by severance of $816,000 and inflationary increases in payroll and related costs, which is somewhat offset by a decrease in share-based compensation expense. As a percentage of revenue, selling and marketing expense were 50% for the six months ended June 30, 2008 compared to 52% in the same period of 2007. This improvement was primarily driven by the growth in revenue outpacing the increase in selling and marketing expense.

Research and Development. Research and development expenses increased 14% to $24.7 million for the six months ended June 30, 2008 up from $21.7 million in the same period of 2007. This increase was driven primarily by increased research and development headcount and related costs in support of our revenue growth and to a lesser extent severance incurred of $316,000 and inflationary increases in payroll and related costs. As a percentage of revenue, research and development expenses were 20% for the six months ended June 30, 2008 compared to 19% in the same period of 2007. This increase was primarily driven by the increased amount of dollars invested in research and development to support our revenue growth and severance incurred.

General and Administrative. General and administrative expenses increased 48% to $10.9 million for the six months ended June 30, 2008 up from $7.4 million in the same period of 2007. This increase was driven primarily by increased legal fees of $2.5 million incurred with defending the complaints described in Note 7 of the Notes to the Financial Statements and severance incurred of $1.3 million. As a percentage of revenue, general and administrative expenses were 9% for the six months ended June 30, 2008 compared to 7% in the same period of 2007. This increase was primarily due to the increased legal fees incurred defending the previously mentioned lawsuits and severance incurred.

Amortization of Purchased Intangible Assets. Amortization expense for these acquired tradenames and customer lists was $4.5 million for the six months ended June 30, 2008 compared to $5.6 million in the same period of 2007. This decrease was primarily driven by certain assets being fully amortized.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our ESPP under SFAS No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2008	2007
Cost of product revenues	$155	$211
Cost of service revenues	239	393
Selling and marketing	3,520	4,417
Research and development	1,954	1,935
General and administrative	1,090	1,101

Total share-based compensation expense	$6,958	$8,057

The decrease in share-based compensation expense in selling and marketing and in total is primarily due to the departure of former CipherTrust employees, along with a decrease in expense for acquired CipherTrust options as the options continue to vest.

Litigation. The litigation expense of $9.2 million in the six months ended June 30, 2008 pertained to a charge related to litigation brought by Finjan Software Ltd. This expense represents a jury verdict in favor of the plaintiff for $9.2 million. We have asked the trial court to set aside the jury’s verdict. The motion remains pending and has not been ruled on by trial court. Therefore, the timing and amount of total payment have not been finalized. For further details regarding this lawsuit, see Note 7 in the Notes to the Financial Statements.

Other Expense. Other expense which consists primarily of the interest expense on our term debt was $1.9 million for the six months ended June 30, 2008, compared to $4.0 million in the same period of 2007. The decrease in interest expense is primarily a result of a decrease in interest rate on a lower outstanding term debt balance.

Income Taxes. During the six months ended June 30, 2008, we recorded income tax expense of $1.2 million. The $1.2 million of income tax expense consists of $660,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill, $270,000 of non-cash U.S. tax expense of which a portion relates to deferred tax liabilities, $185,000 of tax expense for various foreign taxes, and $71,000 associated with state income tax expense for prior periods. This is compared with an income tax expense of $3.0 million in the same period of 2007. Of this $3.0 million of income tax expense, $214,000 was related to U.S. Federal and state regular income tax expense, $977,000 was related to various other foreign income taxes, and $1.7 million was related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses where the benefit of the release is offset to goodwill.

In accordance with SFAS No. 109, we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109 requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability in our consolidated balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized as a result of the FIN 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our condensed consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $9.2 million from $12.1 million at December 31, 2007 to $21.3 million at June 30, 2008. For the six months ended June 30, 2008 we generated $15.9 million from operating activities and $2.1 million from the exercise of stock options and the sale of common stock through our ESPP. We used $8.1 million to make capital purchases. We were not required to make a quarterly payment on our term debt as of June 30, 2008 because we made accelerated payments in prior periods.

Net cash provided by operating activities of $15.9 million for the six months ended June 30, 2008 was generated by our net loss adjusted for non-cash expenses and our collections outpacing our operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash used for investing activities of $8.7 million during the six months ended June 30, 2008 consisted mainly of $8.1 million for capital additions, which were primarily for leasehold improvements and furniture for our St. Paul, MN office expansion and San Jose, CA office relocation and customer evaluation appliances along with $1.0 million for capitalized software and patents.

Net cash provided by financing activities of $2.1 million for the six months ended June 30, 2008 consisted of proceeds related to the exercise of stock options and the sale of common stock through our ESPP. We made no payments on our term debt in the quarter.

We anticipate using available cash, including proceeds to be received from the sale of our SafeWord product line, to fund growth in operations, invest in capital equipment and leasehold improvements, acquire businesses, license technology or products related to our current line of business, and make additional payments on our term debt. We expect to spend another $4.0 million during the remainder of 2008 on capital expenditures, primarily for computer equipment, technology upgrades, and leasehold improvements and another $1.0 million on customer evaluation equipment.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. In addition to our cash on hand we have a $20.0 million revolving credit facility available pursuant to a credit facility agreement with a syndicate of banks led by Citigroup and UBS Investment Bank which was signed in August 2006. We intend to utilize the funds available through the credit facility for general working capital and ongoing corporate purposes as deemed necessary. At June 30, 2008, we have no outstanding borrowings on this credit facility. However, we have reserved $800,000 of the revolving credit facility with a standby letter of credit related to the expansion of our St. Paul, MN facility.

Our credit facility agreement contains various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants on a quarterly basis, including maintaining leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all covenants as of June 30, 2008. In order to close the proposed sale of the SafeWord assets, we will be required under the credit facility agreement to either obtain a waiver of the negative covenant regarding assets sales or pre-pay the indebtedness outstanding under the credit facility at the time of closing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of the financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. During the six months ended June 30, 2008, there were no significant changes to those critical policies and estimates.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of Secure Computing Corporation and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.	Inability to achieve GAAP operating profits and remain cash flow positive.

2.	Inability to comply with the financial covenants of our senior secured credit facility.

3.	Loss of our revolving credit facility and difficulties obtaining, or the inability to obtain, adequate financing to satisfy our working capital needs.

4.	Influences of our Series A Preferred Stockholders and other large stockholders.

5.	Requirements to provide volume price discounts and other allowances and significant costs incurred in customizing our products.

6.	Consolidation among competitors and product introductions by competitors that have advanced technology, better features or lower pricing.

7.	The lack of diversification among our product lines and the inclusion of products similar to ours in vendors’ hardware or software rendering our products obsolete.

8.	Inability to obtain and maintain patents on our devices and concepts.

9.	Adverse developments in litigation, including patent or other intellectual property litigation.

10.	Disclosure of our trade secrets or proprietary information.

11.	Inability to receive hardware components and subassemblies from third party manufacturers on a timely basis.

12.	Functional and design failures of our products.

13.	Loss of one or more significant customers.

14.	Failure to collect on a timely basis amounts owed to us by our customers.

15.	The volatility of our quarterly operating results.

16.	Inability to attract and retain highly qualified personnel to develop our products and manage our business.

17.	A substantial decline in one or more of our major foreign markets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain outstanding debt. As of June 30, 2008, we had $44.0 million of outstanding indebtedness which bears interest at rates that fluctuate with changes in certain prevailing interest rates. Based on the average outstanding debt balance year-to-date for 2008 a 100 basis point change in interest rates would change interest expense approximately $200,000 for the remainder of 2008.

There have been no other changes to our market risks as noted in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2008 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The case was tried before a jury in Delaware in March 2008. The jury entered a verdict in favor of the plaintiff on March 12, 2008, and the District Court entered judgment on March 28, 2008. The jury found that Secure Computing infringed certain claims of Finjan’s patents and awarded damages in favor of Finjan in the amount of $9.2 million. The jury also found that the patents asserted by Secure Computing are valid but that Finjan has no liability to Secure Computing under our asserted patents. As a result of the jury verdict in the case, we recorded a $9.2 million pre-tax charge, which is a reasonable estimate of the probable loss, if the jury verdict is not reduced, set aside or overturned. The jury’s verdict, including the damage award, is subject to the outcome of the post-verdict motions described below.

On March 27, 2008, Secure Computing filed a combined motion for judgment as a matter of law, new trial, and/or remittitur, asking the trial court to set aside the jury’s verdict, to reduce or eliminate the damages award, and/or for a new trial, which motions were renewed on April 10, 2008. On April 4, 2008, Finjan filed amended motions for an injunction, enhanced damages, interest, attorneys’ fees, costs, expenses and an accounting of damages. Finjan also filed a motion for judgment as a matter of law to set aside the jury’s verdict that Secure Computing’s patents are valid. On April 7, 2008, Secure Computing filed a motion to stay execution of the judgment pending the post-trial motions. Briefing for these motions was completed on May 16, 2008. All of the motions remain pending. At this time, it is not possible to predict the timing or outcome of these motions or reasonably estimate the additional amount of loss, if any, that Secure Computing might suffer. We believe that the allegations included in the complaint are wholly without merit and intend to defend this litigation vigorously. If necessary, we will appeal the trial court’s decision to the Federal Circuit Court of Appeals.

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain directors and officers of Secure Computing. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 and July 11, 2006. The complaint alleges generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint seeks unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed a motion to dismiss. The trial court denied that motion on March 4, 2008. The defendants filed answers to the amended complaint on April 25, 2008, and discovery is proceeding. The next status conference with the court is scheduled for November 21, 2008. We believe that our public statements during the class period were timely and accurate. We and the other defendants intend to defend the claims vigorously.

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. The complaint also asserts claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court for the District of New Jersey. In February 2008, the plaintiff amended her complaint to add some additional allegations, including a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. Secure Computing has answered the complaint, denying all of Ms. Josifovich’s claims and denying any liability. This matter is pending, with discovery proceeding. We intend to vigorously defend the claims against us.

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

Item 1A.	Risk Factors

In order to complete the sale of the SafeWord product line, we may be required to pre-pay the indebtedness outstanding under our senior secured credit facility and lose access to the related $20.0 million revolving credit facility. In order to close the proposed sale of the SafeWord product line, we will be required under the senior secured credit facility agreement to either obtain a waiver of the negative covenant in the credit facility prohibiting certain assets sales or pre-pay the indebtedness outstanding under the credit facility at the time of closing. If we are unable to obtain a waiver of the negative covenant regarding assets sales, then in addition to being required to pre-pay the indebtedness outstanding under the senior secured credit facility ($44.0 million at June 30, 2008), we may also lose access to the $20.0 million revolving credit facility established under the senior secured credit facility. These developments could have a material adverse effect on our liquidity.

We may incur additional, material litigation costs related to the patent infringement claims made against us by Finjan Software Ltd., and may ultimately be required to pay substantial damages related to such claims and cease selling certain functionality in our Secure Web products. Following the jury verdict against us last March, Finjan moved for an increase in the damages determined by the jury in order to take into account sales made by us after the period of sales considered by the jury. Finjan also requested that the court triple the damage award based on the jury’s finding of willful infringement and also require us to pay the attorney fees incurred by Finjan in their litigation against us. Lastly, Finjan requested an injunction prohibiting us from selling products incorporating the functionality accused of infringing Finjan’s patents. Although we have moved for a judgment as a matter of law on Finjan’s infringement claims, or in the alternative for a decrease in damages or a new trial, and intend to appeal any favorable decision on Finjan’s post-trial motions and any unfavorable decision on ours, the court’s decision to grant any of Finjan’s motions, or to deny any of ours, could have a material adverse effect on our business, results of operations and financial condition.

Other ongoing litigation could adversely affect our results of operations and financial condition. In addition to the Finjan litigation, we are a defendant in the Rosenbaum and Josifovich cases described in Part II, Item 1. Costs incurred in complying with related discovery matters and preparing for and going to trial, and any adverse developments in such litigation, could have a material adverse effect on our results of operations and financial condition.

If we are sued for infringement of a third party’s patents or other proprietary rights, we may incur substantial litigation costs. Other than the ongoing litigation with Finjan Software Ltd., we are not a party to any litigation in which a third party has claimed that we or our products have infringed the third party’s patents or other proprietary rights. However, the computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In the event that a third party were to make a claim of infringement against us, we could be required to devote substantial resources and management time to the defense of such claim, which could have a material adverse effect on our business, results of operations and financial condition.

Our product lines are not diversified beyond providing enterprise gateway security solutions to our customers, and any drop in the demand for enterprise gateway security products and services would materially harm our business. Substantially all of our revenue comes from sales of enterprise gateway security products and related services. We expect this will continue for the foreseeable future. In addition, the proposed sale of the SafeWord product line would reduce the number of our enterprise gateway security products. As a result, a reduction in our sales of these products and services could have a material adverse effect on our business, results of operations and financial condition.

Other than the changes to our risk factors discussed above, there have been no material changes in the risk factors set forth in our 2007 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted on at our Annual Meeting of Stockholders held on May 16, 2008:

a) The following director was elected:

	Number of Common and Preferred Shares Voted
Director	For	Withheld
Alexander Zakupowsky, Jr.	67,270,339	3,711,379

Mr. Zakupowsky was elected to a three year term commencing upon election, which expires upon the Annual Meeting of Stockholders in 2011, or until his successor is duly elected.

b) The following amendment to the 2002 Stock Incentive Plan was approved:

2002 Stock Incentive Plan	Number of Common and Preferred Shares Voted			Broker Non Vote
	For	Against	Abstain
Amendment to the 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1,500,000	32,188,217	27,888,641	395,847	10,509,013

c) The following amendment to the Employee Stock Purchase Plan was approved:

Employee Stock Purchase Plan	Number of Common and Preferred Shares Voted			Broker Non Vote
	For	Against	Abstain
Amendment to the Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder by 1,000,000, to change the eligibility requirements for participants thereunder and to make certain other clarifying and administrative changes as set forth in the Proxy Statement	55,849,495	4,277,793	345,417	10,509,013

d) The following proposal was approved:

	Number of Common and Preferred Shares Voted
Independent Auditors	For	Against	Abstain
Ratification of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2008	69,391,448	1,250,880	339,390

Item 5.	Other Information

On May 27, 2008, the Compensation Committee of the Board of Directors ratified the Separation and Release Agreement between Secure Computing and Mary Budge, our former Senior Vice President, Secretary & General Counsel. The agreement with Ms. Budge is filed as Exhibit 10.6 to this report.

Item 6.	Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1998, is incorporated by reference to Exhibit 3.1 to our Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2000.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

3.3	By-Laws.

10.1	2002 Stock Incentive Plan, as amended (2008) is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2008.

10.2	Letter Agreement with Daniel Ryan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 2, 2008.

10.3	Separation Agreement with John McNulty is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 6, 2008.

10. 4	Employment Agreement with Daniel Ryan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 18, 2008.

10. 5	Description of severance arrangements with certain executive officers is incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed with the SEC on July 25, 2008.

Exhibit	Description
10.6	Separation and Release Agreement with Mary Budge dated as of February 11, 2008.

10.7	Offer Letter and Employment Agreement with Steve Kozachok dated as of April 17, 2008 and April 20, 2008, respectively.

10.8	Secure Computing Corporation Change in Control Severance Plan.

10.9	Form of Restricted Stock Unit Award Agreement-Secure Computing Corporation 2002 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

	By:	/s/ Timothy J. Steinkopf
DATE: August 11, 2008		Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.3	By-Laws.

10.6	Separation and Release Agreement with Mary Budge dated as of February 11, 2008.

10.7	Offer Letter and Employment Agreement with Steve Kozachok dated as of April 17, 2008 and April 20, 2008, respectively.

10.8	Secure Computing Corporation Change in Control Severance Plan.

10.9	Form of Restricted Stock Unit Award Agreement-Secure Computing Corporation 2002 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.