Form 10-Q
period 2008-09-30
SECURE COMPUTING CORP
filed 2008-11-04
CIK 1001916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common Stock, $.01 par value – 68,505,007 shares issued and outstanding as of October 31, 2008.

SECURE COMPUTING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008 (Unaudited)	December 31, 2007 (See Note)
ASSETS
Current assets
Cash and cash equivalents	$40,633	$12,084
Restricted cash	9,664	507
Accounts receivable, net	53,851	64,056
Inventory, net	5,505	6,725
Other current assets	16,737	16,464

Total current assets	126,390	99,836
Property and equipment, net	20,013	18,595
Goodwill	512,865	528,264
Intangibles, net	49,262	61,494
Other assets, net of current portion	12,209	10,560

Total assets	$720,739	$718,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,243	$12,567
Accrued payroll	9,829	9,886
Accrued expenses	15,725	7,891
Acquisition reserves	464	1,012
Deferred revenue	118,716	98,751

Total current liabilities	153,977	130,107
Acquisition reserves, net of current portion	569	721
Deferred revenue, net of current portion	56,380	69,429
Deferred tax liability	9,957	8,729
Debt, net of fees	—	41,461
Other liabilities	2,583	1,359

Total liabilities	223,466	251,806
Convertible preferred stock, par value $.01 per share:
Authorized – 2,000,000; issued and outstanding – 700,000 at September 30, 2008 and December 31, 2007	72,202	69,281
Stockholders’ equity
Common stock, par value $.01 per share:
Authorized – 100,000,000; issued and outstanding – 68,467,611 at September 30, 2008 and 67,178,668 at December 31, 2007	685	673
Additional paid-in capital	576,641	564,108
Accumulated deficit	(151,020)	(166,028)
Accumulated other comprehensive loss	(1,235)	(1,091)

Total stockholders’ equity	425,071	397,662

Total liabilities and stockholders’ equity	$720,739	$718,749

NOTE:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Products	$30,244	$31,006	$88,011	$91,899
Services	19,462	18,992	60,435	54,901
Other (See Note)	13,250	10,020	36,917	24,638

Total revenues	62,956	60,018	185,363	171,438

Cost of revenues:
Products	11,150	9,570	32,902	28,127
Services	3,968	4,020	12,604	12,151
Other (See Note)	2,168	1,446	5,985	3,934
Amortization of purchased intangibles	1,923	1,924	5,771	5,905

Total cost of revenues	19,209	16,960	57,262	50,117

Gross profit	43,747	43,058	128,101	121,321

Operating expenses:
Selling and marketing	26,673	29,692	88,036	87,794
Research and development	12,432	11,207	37,163	32,932
General and administrative	4,670	4,310	15,619	11,702
Amortization of purchased intangibles	2,197	2,712	6,711	8,265
Litigation settlement	—	—	9,180	—
Goodwill impairment	15,424	—	15,424	—

Total operating expenses	61,396	47,921	172,133	140,693

Operating loss	(17,649)	(4,863)	(44,032)	(19,372)
Gain on divestiture of SafeWord product line	70,701	—	70,701	—
Other expense	(2,866)	(1,576)	(4,722)	(5,593)

Income/(loss) before taxes	50,186	(6,439)	21,947	(24,965)
Income tax expense	(2,832)	(3,613)	(4,018)	(6,610)

Net income/(loss)	47,354	(10,052)	17,929	(31,575)
Preferred stock accretion	(989)	(943)	(2,921)	(2,781)

Net income/(loss) applicable to common shareholders	$46,365	$(10,995)	$15,008	$(34,356)

Basic income/(loss) per share	$0.68	$(0.17)	$0.22	$(0.52)
Weighted average shares outstanding—basic	68,241	66,268	67,859	65,772
Diluted income/(loss) per share	$0.63	$(0.17)	$0.24	$(0.52)
Weighted average shares outstanding—diluted	74,803	66,268	74,843	65,772

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

SECURE COMPUTING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income/(loss)	$17,929	$(31,575)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation	7,567	5,327
Amortization of intangible assets	13,110	14,768
Loss on disposals of property and equipment and intangible assets	104	160
Gain on divestiture of SafeWord product line	(70,701)	—
Amortization of debt fees	2,539	348
Deferred income taxes	(290)	3,701
Share-based compensation	9,783	12,361
Goodwill impairment	15,424	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	10,195	4,007
Inventories	7	(1,291)
Other operating assets	(2,379)	(2,103)
Accounts payable	(2,927)	272
Accrued payroll	(57)	(1,440)
Accrued expenses	8,888	2,281
Acquisition reserves	(255)	(867)
Deferred revenue	18,233	31,487

Net cash provided by operating activities	27,170	37,436
Investing activities
Proceeds from the divestiture of the SafeWord product line	63,020	—
Purchase of property and equipment, net	(9,828)	(8,896)
Increase in intangibles and other assets, net	(1,127)	(3,400)
Change in restricted cash, net	(9,163)	(8)

Net cash provided by/(used for) investing activities	42,902	(12,304)
Financing activities
Proceeds from issuance of common stock	2,580	7,344
Repayment of term debt	(44,000)	(32,000)

Net cash used for financing activities	(41,420)	(24,656)
Effect of exchange rates	(103)	1,445

Net increase in cash and cash equivalents	28,549	1,921
Cash and cash equivalents, beginning of period	12,084	8,249

Cash and cash equivalents, end of period	$40,633	$10,170

Supplemental Cash Flow Disclosure
Interest paid	$1,973	$5,011
Release of deferred tax asset valuation allowance as a reduction to goodwill	$469	$1,367

See accompanying notes to the financial statements.

SECURE COMPUTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Secure Computing Corporation (“we,” “us,” “our” or “Secure Computing”) is a global leader in enterprise security solutions. Powered by TrustedSource™ technology, our award-winning solutions proactively protect our customers’ mission-critical business applications from all manner of Internet-borne threats. Our comprehensive portfolio of Secure Web™, Secure Mail™, and Secure Firewall™ solutions provide unmatched protection for the enterprise.

On September 21, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with McAfee, Inc. (McAfee) and Seabiscuit Acquisition Corporation, a wholly owned subsidiary of McAfee, pursuant to which McAfee has agreed to acquire all of the outstanding common stock of Secure Computing for $5.75 per share in cash, without interest, representing an equity value for our common stock of approximately $412.5 million in the aggregate. In addition, pursuant to the Merger Agreement, our outstanding shares of preferred stock will be redeemed for cash as part of the proposed transaction, which would represent approximately an additional $84.8 million calculated as of September 21, 2008. In total, the proposed transaction would be valued at approximately $497.3 million. In connection with the Merger Agreement we will hold a special meeting with our stockholders, scheduled for November 14, 2008, to consider and vote upon the adoption of the Merger Agreement. After careful consideration, our board of directors has unanimously approved and declared the merger, the Merger Agreement and the transactions contemplated by the Merger Agreement to be advisable, and has determined that it is in the best interests of our stockholders that we enter into the Merger Agreement and consummate the merger on the terms and conditions set forth in the Merger Agreement.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, January 1, 2007, we did not have a material liability under FIN 48 for unrecognized tax benefits. Upon implementation of FIN 48 we have recognized a liability of $2.6 million for unrecognized income tax benefits as of September 30, 2008. Included in the $2.6 million is the recognition of a $1.1 million increase in the liability for unrecognized income tax benefits in the three month period ended September 30, 2008. If the benefit had been recognized, the $1.1 million would be offset by an increase in the valuation allowance and thus have no impact on the effective tax rate. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We do not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.

Our company is subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. Generally, tax years from 2004 through the present remain open under the statute of limitations. However, due to net operating loss (NOL) carryforwards from prior periods, the Internal Revenue Service could potentially review the losses related to NOL-generating years back to 1989. Our foreign subsidiaries are also subject to income tax in several foreign jurisdictions which have open tax years varying by jurisdiction back to 2002.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting. As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments. SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3), clarified the application of SFAS No. 157, in a market that is not active. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have an impact on our condensed consolidated financial statements. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. This standard will change our disclosures of any future derivative instruments and hedging activities on a prospective basis, when adopted.

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

4. Goodwill Impairment

Balance as of December 31, 2007	$528,264
Goodwill impairment	(15,424)
Recognition of acquired deferred tax assets	469
Other	(444)

Balance as of December 31, 2007	$512,865

We test the carrying amount of goodwill and other indefinite-lived intangible assets annually during our fourth quarter ending December 31 and at other times when events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). We are annually required to complete Step 1 of the impairment test, determining and comparing the fair value of our reporting unit to our carrying value. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of the goodwill.

We determined that the announced merger with McAfee was a triggering event under SFAS No. 142, requiring us to further evaluate the carrying value of our goodwill. As a result of this evaluation, we recorded an impairment charge to reduce the book value of our equity to its implied fair value as of the merger announcement date. Based on the cash price stated in the merger agreement of $5.75 per share multiplied by the projected number of shares outstanding on the transaction close date, plus the outstanding shares of preferred stock which will be redeemed for cash as part of the proposed transaction, the implied fair value of our equity was $497.3 million. This implied fair value calculation resulted in recording a goodwill impairment charge of $15.4 million as of September 30, 2008.

Due to the limited time available between the merger announcement date and our Form 10-Q filing date, there was insufficient time to complete Step 2 of the goodwill impairment test and calculate the implied fair value of goodwill as described in SFAS No. 142. Once Step 2 of the goodwill impairment test is completed during our fourth quarter, the amount of impairment recorded could increase or decrease by a material amount.

5. Divestiture of SafeWord product line

On September 4, 2008, we completed the divestiture of our identity and access management (IAM) product line and certain other assets, leases and contracts relating to the IAM product line (collectively, the IAM assets) to Aladdin Knowledge Systems Ltd. (Aladdin) pursuant to the Asset Purchase Agreement dated as of July 29, 2008. The purchase price for the IAM Assets was $63.0 million, after inventory-related adjustments and the payment by Aladdin of certain transaction costs. Of the purchase price, $8.6 million was classified as restricted cash on our condensed consolidated balance sheet and deposited with an escrow agent to be available to satisfy amounts owed by us to Aladdin under the Asset Purchase Agreement in accordance with the terms of an escrow agreement. The financial statements escrow account is equal to $1.0 million with a release date on or before December 31, 2008 with the delivery of the audited SafeWord financial statements to Aladdin. The indemnity escrow account is equal to 12% of the purchase price, $7.5 million, to be held on behalf of Secure Computing to secure the indemnification obligations of Secure Computing related to the SafeWord divestiture, with a release date of September 4, 2009.

The IAM assets consisted of $1.2 million in inventory, $902,000 in other assets, $730,000 in property and equipment and $423,000 in intangible assets. In addition, $11.3 million in deferred revenue was transferred to Aladdin. We recognized a gain on the divestiture of the IAM product line of $70.7 million on our condensed consolidated statement of operations. The gain consisted of the $63.0 million purchase price, $8.0 million net liabilities transferred and $312,000 bonuses paid to exiting employees.

6. Debt

Debt consisted of the following at the dates indicated (in thousands):

	As of September 30, 2008	As of December 31, 2007
Secured term loan, due August 31, 2013	$—	$44,000
Deferred financing fees, amortized through August 31, 2013	—	(2,539)

Total debt, net of fees	$—	$41,461

Senior Secured Credit Facility

On August 31, 2006, we entered into a senior secured credit facility with a syndicate of banks led by Citigroup and UBS Investment Bank. The credit facility provided for a $90.0 million term loan facility, a $20.0 million revolving credit facility, and a swingline loan sub-facility. The obligations under the senior secured credit facility were secured by a perfected security interest in substantially all of our assets. The proceeds from the $90.0 million term loan were used to finance a portion of the CipherTrust, Inc. (“CipherTrust”) acquisition. The term loan was to mature on August 31, 2013 and was payable in scheduled quarterly installments of $225,000, which began in December 2006 with the remaining balance due at maturity. In prior periods, we had been making accelerated payments on the debt with excess cash from operations. Interest was payable quarterly on the term loan at the London Interbank Offered Rate (LIBOR) +3.00%. The interest rate on the term loan was adjusted quarterly based on our Leverage Ratio (as defined below) and could range from LIBOR +3.25% to LIBOR +3.00%. The interest rate in effect as of September 8, 2008 was 5.80%. Including amortization of deferred financing fees, we incurred $2.8 million and $1.6 million of interest expense in the three months ended September 30, 2008 and 2007, respectively, and $4.5 and $5.5 million in the nine months ended September 30, 2008 and 2007, respectively.

The sale of the SafeWord product line to Aladdin (see Note 5) triggered a covenant of the senior secured credit facility requiring that the outstanding balance on the term debt and any related fees be paid in full upon closing of the sale. On September 8, 2008, Aladdin paid $44.5 million directly to Citigroup, on our behalf, for repayment in full of the debt, interest due and additional fees outstanding under the term loan, and the senior secured credit facility was terminated.

The $20.0 million revolving credit facility was to expire on August 31, 2012 with interest payable quarterly at LIBOR + 2.75%. The interest rate on the revolving credit facility was adjusted quarterly based on our Leverage Ratio and could range from LIBOR +3.25% to LIBOR +2.75%. The revolving credit facility required that we pay an annual commitment fee of .375%. The annual commitment fee, based on our Leverage Ratio and ranging from .5% to .375%, was payable quarterly in arrears. The Leverage Ratio was defined as the ratio of (a) consolidated indebtedness to (b) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the agreement). The Leverage Ratio was calculated quarterly on a pro forma basis that included the four preceding quarters. There were no outstanding amounts on either the revolving credit facility or the swingline loan sub-facility as of September 30, 2008 and December 31, 2007. The revolving credit facility and the swingline loan sub-facility were terminated at the same time as the senior secured credit facility.

The letter of credit under the revolving credit facility was terminated with Citigroup on September 4, 2008 and a new standby letter of credit was issued by Wells Fargo, NA, which expires on June 25, 2012. As of September 30, 2008, there was $800,000 outstanding under the standby letter of credit related to the expansion of our St. Paul, MN facility. This amount is classified as restricted cash on our condensed consolidated balance sheet.

Financing fees incurred in connection with the credit facility were deferred and were included as a reduction to our long-term debt. These fees were being amortized to interest expense over the term of the term loan using the effective interest rate method. Upon repayment of the term debt in September 2008, the outstanding balance of the deferred financing fees was fully recognized in interest expense on our condensed consolidated statement of operations.

Derivative Instrument

On September 29, 2006, we entered into a 3-month LIBOR interest rate cap agreement to cap the interest rate at 5.5% on $60.0 million, or approximately 67% of the aggregate term loan. The notional amount of the agreement decreased $10.0 million each quarter beginning on March 30, 2007. The agreement terminated on June 30, 2008. The interest rate cap agreement was designated as a cash flow hedge and was reflected at fair value in our condensed consolidated balance sheet. The related gains or losses on this contract were deferred in stockholders’ equity as a component of other comprehensive loss. Deferred gains and losses were amortized as an adjustment to expense over the same period in which the related items being hedged were recognized in income. The unrealized gain on the interest rate cap agreement on our condensed consolidated balance sheet was $0 and $1,000 as of September 30, 2008 and 2007, respectively.

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

On August 31, 2006, the conversion price for the preferred stock was adjusted from the original price of $13.51 to $12.75 per share in accordance with an anti-dilution adjustment triggered by the CipherTrust acquisition. Holders of our preferred stock will be entitled to receive benefits not available to holders of our common stock. These benefits include, but are not limited to, the following: (i) if the proposed merger with McAfee did not close, beginning in July 2010, shares of preferred stock would be entitled to receive semi-annual dividends, which could be paid in cash or added to the preferred stock liquidation preference, equal to 5% of the preferred stock liquidation preference per year and (ii) each share of preferred stock has an initial liquidation preference of $100 which accretes daily at an annual rate of 5%, compounded semi-annually, until July 2010.

On August 31, 2006, the exercise price for the warrant was adjusted from the original price of $14.74 to $13.85 per share also in accordance with an anti-dilution adjustment triggered by the CipherTrust acquisition. The warrant expires on January 12, 2013 but will be terminated at the closing of the proposed merger with McAfee if the merger occurs. If the market price of our common stock rose above the exercise price, the warrant would become dilutive and 1.0 million shares will be immediately included in the computation of diluted earnings per share as if the warrant is exercised using the treasury stock method.

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

The preferred stock is considered to be contingently redeemable shares and is classified as temporary equity on our condensed consolidated balance sheets as the change in control of our company is uncertain and because there is a cash settlement feature of the preferred stock upon a change of control. As of September 30, 2008 and December 31, 2007, none of the preferred stock had been converted.

As a part of the announced merger with McAfee, each share of preferred stock, issued and outstanding immediately prior to the effective time of the merger, will be converted into the right to receive a cash amount of $100, plus (i) an amount of interest on such amount accreting daily at the annual rate of 5%, compounded semi-annually, computed on the basis of a 360 day year of 12 30-day months from January 12, 2006 to the date the merger closes, as well as an amount equal to any accrued but unpaid dividends on a preferred share as of the date the merger closes (the Series A Liquidation Amount), plus (ii) an amount equal to 5% of the Series A Liquidation amount.

8. Comprehensive Income/(Loss)

During the three months ended September 30, 2008, total comprehensive income amounted to $47.0 million. During the three months ended September 30, 2007, total comprehensive loss amounted to $10.1 million. During the nine months ended September 30, 2008, total comprehensive income amounted to $17.8 million. During the nine months ended September 30, 2007, total comprehensive loss amounted to $30.0 million. The components of our comprehensive income/(loss) are net income/(loss), foreign currency translation adjustments, and the change in the fair market value of our interest rate hedge. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income/(loss).

9. Contingencies

Finjan Software Litigation

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (‘194 Patent) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite and CyberGuard TSP. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (‘780 Patent) and U.S. Patent No. 7,058,822 (‘822 Patent) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint were filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents-U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361.

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

Rosenbaum Capital Class Action Litigation

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain officers of Secure Computing. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 and July 11, 2006. The complaint alleged generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint sought unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed a motion to dismiss. The trial court denied that motion on March 4, 2008. The defendants filed answers to the amended complaint on April 25, 2008.

On October 14, 2008, the parties participated in a mediation of plaintiff’s claims. At the mediation, the parties agreed, subject to formal documentation in mutually agreeable form and to court approval after notice to the settlement class, to a settlement of all claims in the case in exchange for a payment of $3.6 million. Under the terms of the tentative agreement, our primary director and officer liability insurance carrier will pay the entire settlement amount. Both Secure Computing and the individual defendants have denied and continue to deny plaintiff’s substantive allegations and any wrongdoing.

Josifovich Litigation

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. The complaint also asserts claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court for the District of New Jersey. In February 2008, the plaintiff amended her complaint to add some additional allegations, including a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. Secure Computing has answered the complaint, denying all of Ms. Josifovich’s claims and denying any liability. This matter is pending, with the parties conducting depositions and documentary discovery. We intend to vigorously defend the claims against us.

Class Action relating to Proposed Sale to McAfee

Following the announcement on September 22, 2008 of the proposed sale of Secure Computing to McAfee, Inc., four class action complaints were filed in the Superior Court of the State of California Santa Clara County, and one class action complaint was filed in the Superior Court of the State of California Los Angeles County. The four Santa Clara complaints were consolidated into an amended complaint that was filed in Santa Clara County on October 17, 2008. On October 14, 2008, the defendants moved to transfer the Los Angeles complaint to Santa Clara County. On October 20, 2008, the Los Angeles County Court granted the defendants’ motion, and the case is being transferred to Santa Clara. The Santa Clara County consolidation order provides that all actions filed in, removed to or transferred to Santa Clara County must be consolidated with the other four cases already in Santa Clara County. The defendants’ response to the consolidated amended complaint is currently scheduled to be due on or about November 17, 2008.

The consolidated amended complaint makes numerous allegations against Secure Computing, our board of directors, and McAfee. The complaint alleges various breaches of fiduciary duty by the members of our board of directors relating to the proposed sale of Secure Computing. In particular, the complaint alleges breaches of the individual directors’ duties of due care, loyalty and good faith by failing to fully inform themselves of potential competing proposals, failing to disclose material information regarding the transaction to our stockholders, and favoring their interests over the interests of our stockholders. The complaint further alleges that Secure Computing and McAfee aided and abetted the alleged breaches of fiduciary duty. We believe these claims to be wholly without merit and intend to defend this litigation vigorously.

The consolidated amended complaint seeks an order declaring our merger agreement with McAfee to be unlawful and unenforceable, enjoining the proposed sale, requiring the individual defendants to conduct a more extensive auction process for Secure Computing, rescinding the merger agreement, requiring us to provide additional disclosure to our stockholders regarding the proposed transaction, imposing a constructive trust on any benefits improperly received by the individual defendants in the proposed transaction, and awarding plaintiffs’ costs and disbursements in pursuing their claims.

On October 22, 2008, the court granted plaintiffs’ request for limited expedited discovery and ordered the parties to negotiate the scope of appropriate discovery. The parties are negotiating the scope of appropriate discovery and providing the agreed-upon information.

Additional Litigation

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

10. Income Taxes

During the three months ended September 30, 2008, we recorded income tax expense of $2.8 million. Income taxes related to the gain on the divestiture of the SafeWord product line were substantially offset by the release of valuation allowance on NOLs where the benefit of the release is recorded in the condensed consolidated statement of operations. The $2.8 million income tax expense consists of $213,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $51,000 of non-cash U.S. tax expense related to deferred tax liabilities, $54,000 of cash tax expense for various foreign taxes, and $2.5 million is related to U. S. federal and state income tax expense. This is compared with an income tax expense of $3.6 million in the same period of 2007. Of this $3.6 million of income tax expense, $2.4 million is related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $875,000 is related to various other foreign income taxes, and $338,000 is related to U.S. federal and state income tax expense.

During the nine months ended September 30, 2008, we recorded income tax expense of $4.0 million. Income taxes related to the gain on the divestiture of the SafeWord product line were substantially offset by the release of valuation allowance on NOLs where the benefit of the release is recorded in the condensed consolidated statement of operations. The $4.0 million of income tax expense consists of $874,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $321,000 of non-cash U.S. tax expense of which a portion relates to deferred tax liabilities, $239,000 of tax expense for various foreign taxes, and $2.6 million is related to U. S. federal and state income tax expense. This is compared with an income tax expense of $6.6 million in the same period of 2007. Of this $6.6 million of income tax expense, $1.4 million is related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $2.4 million is related to various other foreign income taxes, $2.4 million is related to non-cash U.S. tax expense associated with the need to provide additional tax expense for valuation allowance on net operating losses, and $440,000 is related to U.S. federal and state income tax expense.

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

11. Related Party Transaction

In February 2005, we made a strategic investment in a privately-held technology company of $2.7 million. In July 2007, we made an additional $500,000 investment. As a result of this $3.2 million investment, we have a 15% ownership stake in this company. This investment is reported in other assets on our condensed consolidated balance sheets and is evaluated for impairment quarterly. There have been no impairment charges recorded against this strategic investment.

One of our board members is currently an individual investor of the investee. At the time that the decisions were made to make both investments, a former board member was also involved with the investee and these two board members recused themselves from the decisions.

12. Net Income/(Loss) Per Share

The following table represents the calculation of basic and diluted net income/(loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income/(loss)	$47,354	$(10,052)	$17,929	$(31,575)
Preferred stock accretion	(989)	(943)	(2,921)	(2,781)

Net income/(loss) applicable to common stockholders	$46,365	$(10,995)	$15,008	$(34,356)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares used in computing basic net income/(loss) per share	68,241	66,268	67,859	65,772
Preferred stock as-if converted	6,290	—	6,290	—
Common stock equivalents	272	—	694	—

Shares used in computing diluted net income/(loss) per share	74,803	66,268	74,843	65,772

Basic net income/(loss) per share	$0.68	$(0.17)	$0.22	$(0.52)
Diluted net income/(loss) per share	$0.63	$(0.17)	$0.24	$(0.52)

All potential common stock equivalents for the three and nine months ended September 30, 2007 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive. Additionally, 6.0 million shares of common stock issuable upon conversion of our preferred stock were excluded from the effect of dilutive securities for the three and nine months ended September 30, 2007 because we reported a net loss for those periods. Potential common shares of 10.2 million and 8.8 million related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, as inclusion of these shares would have been anti-dilutive.

13. Segment Information

We view our operations and manage our business as one segment called Enterprise Security Solutions. Major foreign markets for our products and services include Europe, Japan, China, the Pacific Rim, the Middle East, Australia, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 28% and 31% of total revenue for the three months ended September 30, 2008 and 2007, respectively, and 35% and 34% of total revenue for the nine months ended September 30, 2008 and 2007, respectively. The following table summarizes our domestic and international revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Domestic	$45,369	$41,660	$120,204	$113,257
International	17,587	18,358	65,159	58,181

Total	$62,956	$60,018	$185,363	$171,438

14. Share-Based Compensation

Description of Plans

Under our 2002 Stock Incentive Plan (2002 Plan), we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other similar types of stock awards, such as phantom stock rights, to our employees and non-employee directors. There were a total of 10.0 million shares authorized under the 2002 Plan at September 30, 2008. All options granted under the 2002 Plan through September 30, 2008 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2002 Plan have ten-year terms and typically vest 25% after the first year and then monthly over the following three years. Restricted stock awards granted under the 2002 Plan typically vest 25% after the first year and then quarterly over the following three years. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms.

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

Share-Based Compensation Expense

A summary of the share-based compensation expense that we recorded in accordance with SFAS No. 123(R) for stock options, restricted stock awards and shares purchased under our ESPP for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of product revenues	$72	$57	$227	$268
Cost of service revenues	203	220	442	613
Selling and marketing	1,133	2,490	4,653	6,907
Research and development	769	838	2,723	2,773
General and administrative	648	699	1,738	1,800

Effect on income/(loss) before taxes	$2,825	$4,304	$9,783	$12,361

Effect on basic income/(loss) per share	$0.04	$0.06	$0.14	$0.19
Effect on diluted income/(loss) per share	$0.04	$0.06	$0.13	$0.19

As of September 30, 2008, there was $27.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.5 years.

As a part of the merger with McAfee, each vested or unvested option to purchase shares of Secure Computing common stock outstanding at the effective time of the merger will be cancelled automatically, and at the effective time of the merger, converted into the right to receive a lump sum cash payment (less any applicable withholding) equal to the product obtained by multiplying the total number of shares granted as a result of exercising the option immediately prior to the effective time of the merger by the excess, if any, of $5.75 per share over the exercise price per share. Unvested restricted stock units and restricted shares outstanding at the effective time of the merger (after taking into account waivers of acceleration of vesting by certain Secure Computing executive officers) will be assumed by McAfee, and, at the effective time of the merger, converted into the right to receive McAfee restricted stock units or restricted shares, as the case may be, based on an exchange ratio specified in the merger agreement.

15. Fair Value Measurement

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

Our financial assets measured at fair value on a recurring basis of $32.3 million as of September 30, 2008 consisted of money market funds and commercial paper. We used level 1 inputs to determine the fair value of our financial assets.

16. Subsequent Event

On October 1, 2008, we closed the acquisition of Securify, Inc. (Securify), a privately-held company based in Cupertino, CA, for $15.0 million plus an earn-out of up to $5.0 million. Securify provides an innovative and easy-to-use solution for monitoring and controlling user access to applications with complex and rapidly changing networks. Its “plug-and-play” appliance offers automatic discovery and policy development in intuitive business terms of users, groups and applications. Securify sells primarily into federal government and other high-assurance markets, including financial services. This is consistent with our core firewall market, and it will provide a significant opportunity to deliver complementary value across existing and future customers both domestically and internationally.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global leader in enterprise security solutions that proactively protect our customers’ mission-critical business applications and desktop users from all manner of Internet-borne and internal threats. Our comprehensive portfolio of Secure Web, Secure Mail, and Secure Firewall solutions provide unmatched protection for the enterprise.

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

We continue to evolve all of our products to meet the needs of our customers either through maintenance or feature releases each quarter. In addition, we introduced the following major product and/or service releases in 2008. In the first quarter of 2008, we released SafeWord® 2008, a new version of our award-winning two-factor authentication solution, which is designed for the latest 64-bit Windows environments, including Vista and Windows 2008 Server, with seamless integration to Microsoft Active Directory. In the second quarter of 2008 we announced the availability of Secure Web Protection Service, the industry’s first software-as-a-service (SaaS) Web security solution providing reputation-based protection from malware and other Web-borne threats. We also unveiled Secure Firewall Geo-Location, a new service that allows organizations to create policies that block connections by an IP address (for any network protocol/application) based on country code information. In the third quarter of 2008 we announced the availability of Secure Web Reporter, a highly scalable reporting solution that provides instantaneous views of important Web activity, focusing on security, compliance monitoring and performance assessment.

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

On July 30, 2008 we announced the sale of the SafeWord product line to Aladdin Knowledge Systems, Ltd. (Aladdin) for $64.3 million in cash, including acquisition costs. In connection with the proposed sale, certain employees from our SafeWord research and development group and our corporate sales team were hired by Aladdin. The transaction closed on September 4, 2008. The divestiture of SafeWord enables us to focus on our areas of greatest strength and expertise—delivering comprehensive and integrated Web, mail and network gateway appliances.

On September 21, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with McAfee, Inc. (McAfee) and Seabiscuit Acquisition Corporation, a wholly owned subsidiary of McAfee, pursuant to which McAfee has agreed to acquire all of the outstanding common stock of Secure Computing for $5.75 per share in cash, without interest, representing an equity value for our common stock of approximately of $412.5 million in the aggregate. In addition, pursuant to the Merger Agreement, our outstanding shares of preferred stock will be redeemed for cash as part of the proposed transaction, which would represent approximately an additional $84.8 million calculated as of September 21, 2008. In total, the proposed transaction would be valued at approximately $497.3 million. In connection with the Merger

Agreement we will hold a special meeting with our stockholders, scheduled for November 14, 2008, to consider and vote upon the adoption of the Merger Agreement. After careful consideration, our board of directors has unanimously approved and declared the merger, the Merger Agreement and the transactions contemplated by the Merger Agreement to be advisable, and has determined that it is in the best interests of our stockholders that we enter into the Merger Agreement and consummate the merger on the terms and conditions set forth in the Merger Agreement.

On October 1, 2008, we closed the acquisition of Securify, Inc. (Securify), a privately-held company based in Cupertino, CA for $15.0 million, net of cash received, plus an earn-out of up to $5.0 million. Securify provides an innovative and easy-to-use solution for monitoring and controlling user access to applications with complex and rapidly changing networks. Its “plug-and-play” appliance offers automatic discovery and policy development in intuitive business terms of users, groups and applications. Securify sells primarily into federal government and other high-assurance markets, including financial services. This is consistent with our core firewall market, and it will provide a significant opportunity to deliver complementary value across existing and future customers both domestically and internationally.

Our Enterprise Security Solutions revenue represented 93% of total revenue in the third quarter of 2008, a 13% or $6.9 million increase over the prior year. The increase was driven by sustained demand for network security solutions. Our SafeWord revenue represented 7% of total revenue in the third quarter of 2008, a 47% or $3.9 million decrease over the prior year. This decrease was primarily driven by the divestiture of our SafeWord® product line in the third quarter of 2008.

Our Enterprise Security Solutions revenue represented 89% of total revenue for the nine months ending September 30, 2008, a 13% or $19.7 million increase over the prior year. The increase was driven by sustained demand for network security solutions. Our SafeWord revenue represented 11% of total revenue for the nine months ending September 30, 2008, a 23% or $5.7 million decrease over the prior year. This decrease was primarily driven by the divestiture of our SafeWord® product line in the third quarter of 2008. To a lesser extent, revenue decreased due to fewer significant sized purchases in this period compared to the same period of the prior year.

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

International sales accounted for 28% and 35% of total revenue for the three months and nine months ended September 30, 2008, respectively. Major foreign markets for our products include Europe, Japan, China, the Pacific Rim, the Middle East, Australia and Latin America. In each market, we have independent channel partners responsible for marketing, selling and supporting our products to resellers and end-users. Our market presence has continued to expand through our extensive worldwide channel of value-added resellers, distributors, and original equipment manufacturer (OEM) partners. These channel partners generated 91% and 90% of our sales for the three months and nine months ended September 30, 2008, respectively, compared to 81% and 84% for the same periods ended September 30, 2007, respectively.

Each of our individual products competes with a different group of competitors and products. In this highly competitive market characterized by rapid technological change, our customers’ purchasing decisions are based heavily upon the quality of the security our products provide, the ease of installation and management, and the scalability and flexibility of our software.

Specific challenges and risks that our product lines face include, but are not limited to: responding to competitor pricing policies and competitive features; rapid technological change in the network security market; and risk of bugs and other errors in our software.

We recognized net income of $47.4 million in the three months ended September 30, 2008 compared to a net loss of $10.1 million in the same period of 2007. For the nine months ended September 30, 2008, we recognized net income of $17.9 million compared to a net loss of $31.6 million for the same period in 2007.

As of September 30, 2008, we had $50.3 million in cash, cash equivalents and restricted cash. We generated $27.2 million in cash from operations for the nine months ended September 30, 2008. As a result of the divestiture of our SafeWord product line in September 2008 we paid the outstanding balance on our term debt.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the condensed consolidated statements of operations of our company expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Products	48%	52%	47%	54%
Services	31	31	33	32
Other (See Note)	21	17	20	14

Total revenues	100	100	100	100

Cost of revenues:
Products	18	16	18	16
Services	6	7	7	7
Other (See Note)	4	2	3	2
Amortization of purchased intangibles	3	3	3	4

Total cost of revenues	31	28	31	29

Gross profit	69	72	69	71

Operating expenses:
Selling and marketing	42	49	48	51
Research and development	20	19	20	19
General and administrative	8	7	8	7
Amortization of purchased intangibles	3	5	4	5
Litigation settlement	—	—	5	—
Goodwill impairment	24	—	8	—

Total operating expenses	97	80	93	82

Operating loss	(28)	(8)	(24)	(11)
Gain on divestiture of SafeWord product line	112	—	38	—
Other expense	(4)	(3)	(2)	(4)

Income/(loss) before taxes	80	(11)	12	(15)
Income tax expense	(5)	(6)	(2)	(4)

Net income/(loss)	75	(17)	10	(19)
Preferred stock accretion	(1)	(1)	(2)	(1)

Net income/(loss) applicable to common shareholders	74%	(18)%	8%	(20)%

NOTE:	For certain multiple-element arrangements we are unable to establish vendor specific objective evidence (VSOE) of fair value for the undelivered bundled elements and are therefore unable to allocate the value of the arrangement between Products and Services Revenue and have reported these revenues and corresponding cost of revenues as ‘Other’.

Comparison of Three Months Ended September 30, 2008 and 2007.

Revenues. Our total revenues increased 5% to $63.0 million for the three months ended September 30, 2008 up from $60.0 million in the same period of 2007. Our products revenues decreased 2% to $30.2 million for the three months ended September 30, 2008 down from $31.0 million in the same period of 2007. Our services revenues increased 2% to $19.5 million for the three months ended September 30, 2008 up from $19.0 million in the same period of 2007. Other revenues increased 32% to $13.3 million for the three months ended September 30, 2008 up from $10.0 million in the same period of 2007. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable as services were provided in 2008 and 2007, respectively. This revenue is primarily from our Secure Mail product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from that product line has been deferred and is being recognized as revenue over the service period. The total revenue growth was driven by a 13% or $6.9 million increase in Enterprise Security Solutions revenue, which was primarily driven by sustained demand for network security solutions, and was offset by a 47% or $3.9 million decrease in the SafeWord revenue due to the divestiture of the SafeWord product line in September 2008.

Cost of Revenues and Gross Profit. Total cost of revenues increased 13% to $19.2 million for the three months ended September 30, 2008, up from $17.0 million in the same period of 2007. This increase is primarily the result of the increase in total revenues. Gross profit as a percentage of revenue was 69% for the quarter compared to 72% in the same period of 2007. For the three months ended September 30, 2008, gross profit for products decreased to 63% for the quarter compared to 69% in the same period of 2007, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products, and an increase in related manufacturing and overhead costs. Gross profit for services increased to 80% for the quarter compared to 79% in the same period of 2007. This improvement was primarily driven by the growth of our support revenue outpacing increases in support costs.

Operating Expenses. Operating expenses consist of selling and marketing, research and development, general and administrative expenses, amortization of purchased intangible assets, and litigation judgment costs. Total operating expenses increased 28% to $61.4 million for the three months ended September 30, 2008 up from $47.9 million in the same period of 2007. This increase was driven primarily by the goodwill impairment charge of $15.4 million resulting from our announced merger with McAfee. This increase was offset by decreases in salaries and stock-based compensation as a result of the workforce reduction that occurred in April 2008 and the divestiture of our SafeWord product line in September 2008. As a percentage of revenue, total operating expenses were 97% for the quarter compared to 80% in the same period of 2007.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, share-based compensation and benefits related to personnel engaged in selling, marketing, and customer support functions, along with costs related to advertising, promotions, public relations, travel and allocations of corporate costs, which include information technology, facilities and human resources expenses. Our customer support function, which provides support, training and installation services, is also responsible for supporting our sales representatives and sales engineers throughout the sales cycle by providing them and our prospective customers with technical assistance and, as such, a portion of these costs are included here. Selling and marketing expenses decreased 10% to $26.7 million for the three months ended September 30, 2008 down from $29.7 million in the same period of 2007. This decrease was driven primarily by the April 2008 workforce reduction. As a percentage of revenue, selling and marketing expense was 42% for the quarter compared to 49% in the same period of 2007. This improvement was primarily driven by the decrease in selling and marketing expense.

Research and Development. Research and development expenses consist primarily of salaries, share-based compensation and benefits for our product development and advanced technology personnel, and allocations of corporate costs, which include information technology, facilities and human resources expenses. Research and development expenses increased 11% to $12.4 million for the three months ended September 30, 2008 up from $11.2 million in the same period of 2007. This increase was driven primarily by increased research and development headcount and related costs in support of our revenue growth and to a lesser extent inflationary increases in payroll and related costs. As a percentage of revenue, research and development expenses were 20% for the three months ended September 30, 2008 compared to 19% in the same period of 2007. This increase was primarily driven by the increased amount of dollars invested in research and development to support our revenue growth.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation, benefits and related expenses for our executive, finance and legal personnel, directors and officers insurance, and allocations of corporate costs, which include information technology, facilities and human resources expenses. General and administrative expenses increased 8% to $4.7 million for the three months ended September 30, 2008 up from $4.3 million in the same period of 2007. This increase was driven primarily by increased legal fees with defending the complaints described in Note 9 of the Notes to the Financial Statements, and to a lesser extent inflationary increases in payroll and related costs and allocated corporate costs. As a percentage of revenue, general and administrative expenses were 8% for the three months ended September 30, 2008 compared to 7% in the same period of 2007. This increase was primarily due to increased legal fees incurred defending the previously mentioned lawsuits.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets consists of the amortization of tradenames and customer lists acquired in the CipherTrust and CyberGuard acquisitions. Amortization expense for these acquired tradenames and customer lists was $2.2 million for the three months ended September 30, 2008 compared to $2.7 million in the same period of 2007. This decrease was primarily driven by certain assets being fully amortized.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our employee stock purchase plan (ESPP) under Statement of Financial Accounting Standards (SFAS) No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2008	2007
Cost of product revenues	$72	$57
Cost of service revenues	203	220
Selling and marketing	1,133	2,490
Research and development	769	838
General and administrative	648	699

Total share-based compensation expense	$2,825	$4,304

The decrease in share-based compensation expense in selling and marketing and in total is primarily due to the departure of former CipherTrust employees, along with the workforce reduction in April 2008.

Goodwill. Goodwill impairment charge reduced the book value of our equity to its implied fair value, which was determined based on the announced merger with McAfee. The implied fair value calculation resulted in recording a goodwill impairment charge of $15.4 million for the three months ended September 30, 2008 (see Note 4). There was not a similar charge in the same period of 2007.

Gain on Divestiture of SafeWord Product Line. We recorded a gain on the divestiture of the SafeWord product line of $70.7 million for the three months ended September 30, 2008 (see Note 5). There was not a similar benefit in the same period of 2007.

Other Expense. Other expense of $2.9 million for the three months ended September 30, 2008, consists primarily of interest expense, including the write-off of the deferred financing costs, related to the term debt, compared to $1.6 million in the same period of 2007.

Income Taxes. During the three months ended September 30, 2008, we recorded income tax expense of $2.8 million. Income taxes related to the gain on the divestiture of the SafeWord product line were substantially offset by the release of valuation allowance on NOLs where the benefit of the release is recorded in the condensed consolidated statement of operations. The $2.8 million income tax expense consists of $213,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired net operating losses (NOLs) where the benefit of the release is offset to goodwill, $51,000 of non-cash U.S. tax expense related to deferred tax liabilities, $54,000 of cash tax expense for various foreign taxes, and $2.5 million is related to U. S. federal and state income tax expense. This is compared with an income tax expense of $3.6 million in the same period of 2007. Of this $3.6 million of income tax expense, $2.4 million is related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $875,000 is related to various other foreign income taxes, and $338,000 is related to U.S. federal and state income tax expense.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” we have assessed the likelihood that the net deferred tax assets will be realized. SFAS No. 109 requires the consideration of a valuation allowance in all circumstances, if the conclusion is not more likely than not a valuation allowance is required. We have recorded a deferred tax liability in our consolidated balance sheet for indefinite lived intangible assets that are not deductible for tax purposes and therefore cannot be used to realize additional reversing deferred tax assets. We also have a deferred tax asset that is able to be recognized as a result of the FASB Interpretation (FIN) 48 liabilities that are recorded. In accordance with SFAS No. 109, our remaining noncurrent deferred tax liabilities are netted with our noncurrent deferred tax assets and are presented as a single amount in our condensed consolidated balance sheet. We have determined that primarily all of our net deferred tax assets are not more likely than not to be realized, and as such a full valuation allowance has been placed on this amount.

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

Comparison of Nine Months Ended September 30, 2008 and 2007.

Revenues. Our total revenues increased 8% to $185.4 million for the nine months ended September 30, 2008 up from $171.4 million in the same period of 2007. Our products revenues decreased 4% to $88.0 million for the nine months ended September 30, 2008 down from $91.9 million in the same period of 2007. Our services revenues increased 10% to $60.4 million for the nine months ended September 30, 2008 up from $54.9 million in the same period of 2007. Other revenues increased 50% to $36.9 million for the nine months ended September 30, 2008 up from $24.6 million in the same period of 2007. Other revenue represents multiple element sales that lacked VSOE in the prior periods and became recognizable as services were provided in 2008 and 2007, respectively. This revenue is primarily from our Secure Mail product line revenues. Because we are unable to establish VSOE of fair value on the undelivered elements, the majority of the revenue from that product line has been deferred and is being recognized as revenue over the service period. The total revenue growth was driven by a 13% or $19.7 million increase in Enterprise Security Solutions revenue which was primarily driven by sustained demand for network security solutions, and was offset by a 23% or $5.7 million decrease in the SafeWord revenue due to the divestiture of the SafeWord product line in September 2008.

Cost of Revenues and Gross Profit. Total cost of revenues increased 14% to $57.3 million for the nine months ended September 30, 2008, up from $50.1 million in the same period of 2007. This increase is the direct result of the increase in total revenues. Gross profit as a percentage of revenue was 69% for the nine months ended September 30, 2008 compared to 71% in the same period of 2007. For the nine months ended September 30, 2008, gross profit for products decreased to 63% compared to 69% in the same period of 2007, primarily due to increased sales volume of products containing a hardware component, which have a lower gross profit than our software products, and an increase in related manufacturing and overhead costs. Gross profit for services increased to 79% for the nine months ended September 30, 2008 compared to 78% for the same period in 2007. This improvement was primarily driven by the growth of our support revenue outpacing increases in support costs.

Operating Expenses. Total operating expenses increased 22% to $172.1 million for the nine months ended September 30, 2008 up from $140.7 million in the same period of 2007. This increase was driven primarily by goodwill impairment of $15.4 million, litigation settlement expense of $9.2 million and increased legal fees of $2.1 million associated with defending the complaints described in Note 9 of the Notes to the Financial Statements, severance incurred of $2.5 million for the reduction in force in April 2008 and the resignation of two executive officers, increased headcount and related costs which is in line with the growth of our business, and increased depreciation expense due to capital additions for computer hardware and software throughout the prior year as a result of the expansion of our TrustedSource data centers and customer evaluation equipment. To a lesser extent, operating expenses increased as a result of inflationary increases in payroll and related costs. As a percentage of revenue, total operating expenses were 93% for the nine months ended September 30, 2008 compared to 82% in the same period of 2007. This increase was primarily driven by the goodwill impairment in September 2008 and the litigation accrual in March 2008 related to the Finjan lawsuit, which is offset by growth in revenue outpacing the increase in operating expense.

Selling and Marketing. Selling and marketing expenses remained relatively flat at $88.0 million for the nine months ended September 30, 2008 compared with $87.8 million in the same period of 2007. As a percentage of revenue, selling and marketing expenses were 48% for the nine months ended September 30, 2008 compared to 51% in the same period of 2007. This improvement was primarily driven by the growth in revenue outpacing the increase in selling and marketing expense.

Research and Development. Research and development expenses increased 13% to $37.2 million for the nine months ended September 30, 2008 up from $32.9 million in the same period of 2007. This increase was driven primarily by increased research and development headcount and related costs in support of our revenue growth and to a lesser extent severance incurred and inflationary increases in payroll and related costs. As a percentage of revenue, research and development expenses were 20% for the nine months ended September 30, 2008 compared to 19% in the same period of 2007. This increase was primarily driven by the increased amount of dollars invested in research and development to support our revenue growth and severance incurred.

General and Administrative. General and administrative expenses increased 33% to $15.6 million for the nine months ended September 30, 2008 up from $11.7 million in the same period of 2007. This increase was driven primarily by increased legal fees of $2.1 million incurred with defending the complaints described in Note 9 of the Notes to the Financial Statements and severance incurred of $1.3 million. As a percentage of revenue, general and administrative expenses were 8% for the nine months ended September 30, 2008 compared to 7% in the same period of 2007. This increase was primarily due to the increased legal fees incurred defending the previously mentioned lawsuits and severance incurred.

Amortization of Purchased Intangible Assets. Amortization expense for these acquired tradenames and customer lists was $6.7 million for the nine months ended September 30, 2008 compared to $8.3 million in the same period of 2007. This decrease was primarily driven by certain assets being fully amortized.

Share-Based Compensation Expense. Share-based compensation expense related to stock options, restricted stock awards and shares purchased under our ESPP under SFAS No. 123(R) was allocated as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cost of product revenues	$227	$268
Cost of service revenues	442	613
Selling and marketing	4,653	6,907
Research and development	2,723	2,773
General and administrative	1,738	1,800

Total share-based compensation expense	$9,783	$12,361

The decrease in share-based compensation expense in selling and marketing and in total is primarily due to the departure of former CipherTrust employees, along with the workforce reduction in April 2008.

Litigation. The litigation settlement expense of $9.2 million in the nine months ended September 30, 2008 pertained to a charge related to litigation brought by Finjan Software Ltd. This expense represents a jury verdict in favor of the plaintiff for $9.2 million. We have asked the trial court to set aside the jury’s verdict. The motion remains pending and has not been ruled on by the trial court. Therefore, the timing and amount of total payment have not been finalized. For further details regarding this lawsuit, see Note 9 in the Notes to the Financial Statements.

Goodwill. Goodwill impairment charge reduced the book value of our equity to its implied fair value, which was determined based on the announced merger with McAfee. The implied fair value calculation resulted in recording a goodwill impairment charge of $15.4 million for the nine months ended September 30, 2008 (see Note 4). There was not a similar charge in the same period of 2007.

Gain on Divestiture of SafeWord Product Line. We recorded a gain on the divestiture of the SafeWord product line of $70.7 million for the nine months ended September 30, 2008 (see Note 5). There was not a similar benefit in the same period of 2007.

Other Expense. Other expense of $4.7 million for the nine months ended September 30, 2008, consists primarily of interest expense, including the write-off of the deferred financing costs, related to the term debt, compared to $5.6 million in the same period of 2007.

Income Taxes. During the nine months ended September 30, 2008, we recorded income tax expense of $4.0 million. Income taxes related to the gain on the divestiture of the SafeWord product line were substantially offset by the release of valuation allowance on NOLs where the benefit of the release is recorded in the condensed consolidated statement of operations. The $4.0 million of income tax expense consists of $874,000 of non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $321,000 of non-cash U.S. tax expense of which a portion relates to deferred tax liabilities, $239,000 of tax expense for various foreign taxes, and $2.6 million is related to U. S. federal and state income tax expense. This is compared with an income tax expense of $6.6 million in the same period of 2007. Of this $6.6 million of income tax expense, $1.4 million is related to non-cash foreign tax expense associated primarily with the release of valuation allowance on utilized acquired NOLs where the benefit of the release is offset to goodwill, $2.4 million is related to various other foreign income taxes, $2.4 million is related to non-cash U.S. tax expense associated with the need to provide additional tax expense for valuation allowance on net operating losses, and $440,000 is related to U.S. federal and state income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $28.5 million from $12.1 million at December 31, 2007 to $40.6 million at September 30, 2008. For the nine months ended September 30, 2008 we generated $27.2 million from operating activities and $2.6 million from the exercise of stock options and the sale of common stock through our ESPP. We generated $63.0 million of proceeds from the divestiture of SafeWord product line of which we used $44.0 million to repay the outstanding balance on our term debt and $8.6 million was transferred to restricted cash to be held in escrow according to the terms of the agreement. We also utilized $9.8 million for capital purchases.

Net cash provided by operating activities of $27.2 million for the nine months ended September 30, 2008 was generated by our net income adjusted for non-cash expenses and our collections outpacing our operating expenses. Terms for cash collections received from customers and cash payments made to vendors were consistent with normal business practices.

Net cash provided by investing activities of $42.9 million during the nine months ended September 30, 2008 consisted primarily of $63.0 million provided by the divestiture of SafeWord product line, offset by $9.8 million for capital additions, which were primarily for leasehold improvements and furniture for our St. Paul, MN office expansion and San Jose, CA office relocation and customer evaluation appliances along with $9.2 million held as restricted cash related primarily to the divestiture of our SafeWord product line.

Net cash used for financing activities of $41.4 million for the nine months ended September 30, 2008 consisted of $44.0 million for the repayment of the outstanding balance on our term debt, offset by $2.6 million in proceeds related to the exercise of stock options and the sale of common stock through our ESPP.

We believe that we have sufficient financial resources available to fund our current working capital and capital expenditure requirements for at least the next twelve months. We have a standby letter of credit at Wells Fargo of $800,000 related to the expansion of our St. Paul, MN facility. We have two restricted escrow accounts at Wells Fargo, a stipulation of the sale of SafeWord to Aladdin. The financial statements escrow account is equal to $1.0 million with a release date on or before December 31, 2008 with the delivery of the audited SafeWord financial statements to Aladdin. The indemnity escrow account is equal to 12% of the purchase price, $7.5 million, to be held on behalf of Secure Computing to secure the indemnification obligations of Secure Computing related to the SafeWord divestiture, with a release date of September 4, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of the financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates, or conditions. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. During the nine months ended September 30, 2008, there were no significant changes to those critical policies and estimates.

CAUTIONARY STATEMENTS

In this Quarterly Report on Form 10-Q and in other written or oral statements made from time to time, we have included and may include statements that constitute “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, new products, future performance and business of Secure Computing Corporation and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “forecast”, “project,” “believe” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. By identifying these statements for you in this manner, we are alerting you to the possibility that actual results may differ, possibly materially, from the results indicated by these forward-looking statements. We undertake no obligation to update any forward-looking statements. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We believe the most significant factors that could affect our future operations and results are set forth in the list below.

1.	Inability to achieve operating profits and remain cash flow positive.

2.	Influences of our Series A Preferred Stockholders and other large stockholders.

3.	Requirements to provide volume price discounts and other allowances and significant costs incurred in customizing our products.

4.	Consolidation among competitors and product introductions by competitors that have advanced technology, better features or lower pricing.

5.	The lack of diversification among our product lines and the inclusion of products similar to ours in vendors’ hardware or software rendering our products obsolete.

6.	Inability to obtain and maintain patents on our devices and concepts.

7.	Adverse developments in litigation, including patent or other intellectual property litigation.

8.	Disclosure of our trade secrets or proprietary information.

9.	Inability to receive hardware components and subassemblies from third party manufacturers on a timely basis.

10.	Functional and design failures of our products.

11.	Loss of one or more significant customers.

12.	Failure to collect on a timely basis amounts owed to us by our customers.

13.	The volatility of our quarterly operating results.

14.	Inability to attract and retain highly qualified personnel to develop our products and manage our business.

15.	A substantial decline in one or more of our major foreign markets.

16.	Failure to complete the merger with McAfee, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008 an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Finjan Software Litigation

On June 5, 2006, Finjan Software, Ltd. filed a complaint entitled Finjan Software, Ltd. v. Secure Computing Corporation in the United States District Court for the District of Delaware against Secure Computing Corporation, CyberGuard Corporation, and Webwasher AG. The complaint alleged that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,092,194 (‘194 Patent) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite and CyberGuard TSP. On April 10, 2007, Finjan amended its Complaint to allege that Secure Computing and its named subsidiaries infringe U.S. Patent No. 6,804,780 (‘780 Patent) and U.S. Patent No. 7,058,822 (‘822 Patent) based on the manufacture, use, and sale of the Webwasher Secure Content Management suite. Secure Computing denies infringing any valid claims of the ‘194 Patent, the ‘780 Patent, or the ‘822 Patent. The answer and counterclaims to Finjan’s amended complaint were filed on April 20, 2007. In its counterclaims, Secure Computing alleges that Finjan infringes two Secure Computing patents-U.S. Patent No. 6,357,010 and U.S. Patent No. 7,185,361.

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

Rosenbaum Capital Class Action Litigation

On January 19, 2007, Rosenbaum Capital, LLC filed a putative securities class action complaint in the United States District Court for the Northern District of California against Secure Computing and certain officers of Secure Computing. The alleged plaintiff class includes persons who acquired our stock between May 4, 2006 and July 11, 2006. The complaint alleged generally that defendants made false and misleading statements about our business condition and prospects for the fiscal quarter ended June 30, 2006, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint sought unspecified monetary damages. After plaintiff filed an amended complaint on July 2, 2007, the defendants filed a motion to dismiss. The trial court denied that motion on March 4, 2008. The defendants filed answers to the amended complaint on April 25, 2008.

On October 14, 2008, the parties participated in a mediation of plaintiff’s claims. At the mediation, the parties agreed, subject to formal documentation in mutually agreeable form and to court approval after notice to the settlement class, to a settlement of all claims in the case in exchange for a payment of $3.6 million. Under the terms of the tentative agreement, our primary director and officer liability insurance carrier will pay the entire settlement amount. Both Secure Computing and the individual defendants have denied and continue to deny plaintiff’s substantive allegations and any wrongdoing.

Josifovich Litigation

On September 21, 2007, Diane Josifovich filed a complaint against Secure Computing in the Superior Court of New Jersey, Somerset County. The complaint alleges that Secure Computing breached its contract with Ms. Josifovich with respect to payment for commission sales. The complaint also asserts claims of promissory estoppel, equitable estoppel, misrepresentation, and breach of the covenant of good faith and fair dealing. The complaint also alleges that Secure Computing retaliated against Ms. Josifovich and created a hostile work environment on the basis of Ms. Josifovich’s gender. The complaint seeks unspecified monetary damages. The case was removed to the United States District Court for the

District of New Jersey. In February 2008, the plaintiff amended her complaint to add some additional allegations, including a claim that she was allegedly retaliated against by being placed on a performance improvement plan and terminated. Secure Computing has answered the complaint, denying all of Ms. Josifovich’s claims and denying any liability. This matter is pending, with the parties conducting depositions and documentary discovery. We intend to vigorously defend the claims against us.

Class Action relating to Proposed Sale to McAfee

Following the announcement on September 22, 2008 of the proposed sale of Secure Computing to McAfee, Inc., four class action complaints were filed in the Superior Court of the State of California Santa Clara County, and one class action complaint was filed in the Superior Court of the State of California Los Angeles County. The four Santa Clara complaints were consolidated into an amended complaint that was filed in Santa Clara County on October 17, 2008. On October 14, 2008, the defendants moved to transfer the Los Angeles complaint to Santa Clara County. On October 20, 2008, the Los Angeles County Court granted the defendants’ motion, and the case is being transferred to Santa Clara. The Santa Clara County consolidation order provides that all actions filed in, removed to or transferred to Santa Clara County must be consolidated with the other four cases already in Santa Clara County. The defendants’ response to the consolidated amended complaint is currently scheduled to be due on or about November 17, 2008.

The consolidated amended complaint makes numerous allegations against Secure Computing, our board of directors, and McAfee. The complaint alleges various breaches of fiduciary duty by the members of our board of directors relating to the proposed sale of Secure Computing. In particular, the complaint alleges breaches of the individual directors’ duties of due care, loyalty and good faith by failing to fully inform themselves of potential competing proposals, failing to disclose material information regarding the transaction to our stockholders, and favoring their interests over the interests of our stockholders. The complaint further alleges that Secure Computing and McAfee aided and abetted the alleged breaches of fiduciary duty. We believe these claims to be wholly without merit and intend to defend this litigation vigorously.

The consolidated amended complaint seeks an order declaring our merger agreement with McAfee to be unlawful and unenforceable, enjoining the proposed sale, requiring the individual defendants to conduct a more extensive auction process for Secure Computing, rescinding the merger agreement, requiring us to provide additional disclosure to our stockholders regarding the proposed transaction, imposing a constructive trust on any benefits improperly received by the individual defendants in the proposed transaction, and awarding plaintiffs’ costs and disbursements in pursuing their claims.

On October 22, 2008, the court granted plaintiffs’ request for limited expedited discovery and ordered the parties to negotiate the scope of appropriate discovery. The parties are negotiating the scope of appropriate discovery and providing the agreed-upon information.

Additional Litigation

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

Failure to complete the merger for any reason other than acceptance of a superior proposal could adversely affect our stock price and our future business and financial results. Completion of the merger is conditioned upon, among other things, adoption of the merger agreement by our stockholders, the absence of any injunction making the merger illegal or otherwise preventing the closing of the merger, and other customary closing conditions. There is no assurance that we will satisfy the conditions necessary for completion of the merger. Failure to complete the merger would prevent us and our stockholders from realizing its anticipated benefits. We will also incur significant transaction costs, whether or not the merger is completed and, under certain circumstances, may be required to pay up to $16.1 million to McAfee, Inc. if the merger agreement is terminated. In addition, the current market price of our common stock likely reflects a market assumption that the merger or another change in control transaction will occur, and a failure to complete the merger for reasons other than the acceptance of a superior proposal could result in a significant decline in the market price of our common stock.

Our business could be adversely impacted by uncertainty related to the proposed merger, whether or not the merger is completed. Whether or not the merger is completed, the announcement and pendency of the merger could negatively impact or cause disruptions in our business, which could have an adverse effect on our results of operations, financial condition and success of the merger. In particular:

•	our employees may experience uncertainty about their future roles with the current and/or combined company, which might adversely affect our ability to retain and hire managers and other employees;

•	the attention of our management may be directed toward the completion of the merger and transaction-related considerations and diverted away from the day-to-day business operations of the Company; and

•	existing and future litigation related to the merger may result in additional expense and management distraction.

Other than the changes to our risk factors discussed above and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, there have been no material changes in the risk factors set forth in our 2007 Annual Report on Form 10-K. For further information, see Part I, Item 1A, Risk Factors in our 2007 Annual Report on Form 10-K and Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, 18,726 shares of our common stock were surrendered to Secure Computing by participants in our stock-based compensation plans to satisfy the tax obligations related to the vesting of restricted stock awards. Information regarding the surrendered shares follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	—	—	—
August	6,463	$4.34	—	—
September	12,263	$4.13	—	—
Total	18,726	$4.20	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement by and between Secure Computing Corporation and Aladdin Knowledge Systems Ltd., dated as of July 29, 2008, is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 31, 2008.

2.2	Agreement and Plan of Merger by and among McAfee, Inc., Seabiscuit Acquisition Corporation and Secure Computing Corporation, dated as of September 21, 2008, is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.3	Voting Agreement (Series A) by and among McAfee, Inc., Warburg Pincus Private Equity IX, L.P. and Cary Davis, dated as of September 21, 2008, is incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on September 25, 2008.

Exhibit	Description
2.4	Voting Agreement by and between McAfee, Inc. and certain stockholders, option holders and warrant holders of Secure Computing Corporation, dated as September 21, 2008, is incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on September 25, 2008.

3.1	Restated Certificate of Incorporation, effective March 6, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation effective December 11, 1998, is incorporated by reference to Exhibit 3.1 to our Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2000.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 19, 2005.

3.3	By-Laws are incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.1	Employment Agreement with Daniel Ryan, effective as of July 1, 2008, is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 18, 2008.

10.2	Description of severance arrangements with certain executive officers is incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed with the SEC on July 25, 2008.

10.3	Separation and Release Agreement with Vincent Schiavo, effective as of October 1, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE COMPUTING CORPORATION

	By:	/s/ Timothy J. Steinkopf
Date: November 4, 2008		Timothy J. Steinkopf
Senior Vice President of Operations and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)